Form 10-K
period 2010-12-31
Apps Genius Corp
filed 2011-03-25
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

       ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170715

Apps Genius Corp
 (Name of small business issuer in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

157 Broad Street, Suite 303 Red Bank, NJ 07701	07701
(Address of principal executive offices)	(Zip Code)

(732) 530-1267
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.

As of March 25, 2011, the registrant had 25,596,400 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

APPS GENIIUS CORP
FORM 10-K

PART I

ITEM 1.      BUSINESS

The Company was incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp. Apps Genius Corp develops markets, publishes and distributes social games and software applications that consumers can use on a variety of platforms. The platforms include social networks, wireless devices such as cellular phones and smart phones including the Apple iPhone™ and standalone websites.  To date, the Company has released several applications including ‘Angry Turds’, a game application for the Apple iPhone™, Bruisers, a game application for Facebook™ ‘My Mad Millions’, a game application for Facebook™, Drama Llama, an application for Facebook™, ‘Slap a Friend’, a game application for the Apple iphone™, Bed Bug Alert, a utility application for Apple iPhone™ and Crazy Dream Application for Facebook™.   Apps Genius Corp’s goal is to develop and publish new titles on a recurring basis that are based on the same property and gaming platform.    A core focus of our Social Gaming and Mobile Application development is to allow users and players to reach across different networks into a virtual application or gaming environment such as Facebook, MySpace, iPhone and Android and be able to play games and use applications from all users no matter what environment they are using the application in.

The three key philosophies that are incorporated into each of our gaming titles are:

1. Make players feel like they’re playing with their real friends
2. Offer ways for players to express their personality, and
3. Provide a fantasy world environment that allows players to roll play as if they are living as a pirate or a multimillionaire.

Allowing players to go cross platform to invite their friends to their social gaming or mobile application experience creates the personalization necessary to create loyal and addicted users.  Further integration with wireless devices widens the reach and increases time played and revenue opportunities.

Revenue Model

We monetize our social games through virtual currencies through gWallet and banner ads through Cubics.com, a division of AdKnowledge. Our mobile applications are monetized by either charging fees for downloading through the iTunes Apple Store or by offering free applications with banner advertising supplied by Cubics.

Virtual Currency

Some of our social games contain a virtual currency or points system. One such example is in our game “My Mad Millions” we issue “MMM Points” to our users that allow users to level up and gain special privileges.  Users collect points by moving through the levels, buying them or completing offers from third-party advertisers that convert into points or virtual currency. For example, your users can now purchase “My Mad Millions points” directly using their mobile phone or through their PayPal account, credit card account and Amazon Payments account. They can also earn points by completing surveys, completing deals, or watching videos. When users make a purchase, complete a survey or purchase “My Mad Million” points directly, they get points in the game and can use them to level up or gain special privileges as they see fit.

Web Advertising

Apps Genius also uses its site to advertise for other companies.  The Company entered into agreements with three companies where we agree to place banners or ads on our website.  We receive a cash payment from the advertiser when a purchase is completed.  The Company currently has marketing relationships with gWallet, Inc. to provide a private label virtual currency system as well as third-party marketing offers.

The Company has an agreement with KITN Media, Inc. whereby it has agreed to post banners and ads on our website that are provided by KITN. KITN has agreed to pay us for any clicks that originate at our website and result in revenue. A copy of this agreement is attached hereto as Exhibit 10.1. The Company has not placed any of the banners or ads on our site and it remains within our discretion whether we decide to place the banners or ads on our site.

The Company has also entered into an agreement with gWallet, Inc. Pursuant to this Agreement, gWallet agrees to publish and attract users to My Mad Millions. gWallet will be paid 10% for any direct revenue and 30% for any indirect revenue that is generated through gWallet's services. A copy of the agreement with gWallet is attached hereto as Exhibit 10.2.

The Company has also entered into an agreement with Cubics.com. Pursuant to this Agreement, we agree to download ads and banners from Cubics.com and we display them on our website.  Cubics.com then pays us at least $0.05 for every click that occurs on an ad or banner displayed on the Company’s website. A copy of the agreement with cubics.com is attached hereto as Exhibit 10.3.

Social Network Space

Our games work as applications on social networking service site platforms. Users can install the games on their pages and the games then use the platform application programming interfaces to obtain social graph information (e.g. lists of friends) from their accounts.  This information is used by players on the social network to invite friends and other on-line users to play the game or to notify players that a friend has logged on or reached a certain milestone in a particular game.

The games incorporate the social aspect of their host services by allowing users to group together in “entourages”, “crews” or “families” (depending on the type of game). Many games give bonuses to players with larger lists of game-specific friends, and some features of their games are unavailable to users with small networks.

Business Model

Our business is supported in two manners: via partner businesses and direct credit card payments. Several of our games will require an “Energy” characteristic to play. Engaging in “Missions”, a core feature of many games, consume a certain amount of energy. After expending energy, it slowly replenishes to the character's maximum limit. This can take minutes or several hours (energy replenishes whether or not players are logged into the game). After energy is replenished, players can engage in additional missions. Waiting for energy to replenish is a significant limiting factor in the games. Their support mechanisms take advantage of this.

Our games will link to offers from a number of partners. Players can accept credit card offers, take surveys or buy services from our partners in order to obtain game credits, which allow them to replenish their character's energy or traded for other various virtual goods.

Players may also purchase game credits directly from us via credit card or PayPal. From within the game, players can purchase the points for a fee: USD $5.00 for 20 game credits, for example.

Games Offered by Apps Genius

Currently we offer 7 games and applications for users to download and play. The following is a description of each game or application that we offer:

Bruisers (Released February 6, 2011):

Bruisers is a game Facebook where players can dual wits with their friends in this real-time battle royale. Bruisers is a turn based strategy war game that faces off two of history’s deadliest assassins: Pirates and Ninjas. Equip your men with the best weapons, ally yourself with friends, and build your stats in order to have the biggest, baddest team in the land.

Angry Turds (Released January 28, 2011)
Angry Turds is a game for Apple's iPhone in both free and paid versions.  Angry Turds takes a humorous approach to the battle of man vs. nature. Players are transformed into clever, mischievous monkeys as they fight for revenge on human explorers who invaded their jungle. In the game, you’ll have to make best use of the slim resources that are available in the wild. As a resourceful monkey, you’ll battle the explorers by launching coconuts, turds, banana bombs, grand poop-ba’s and other naturally derived ‘organic’ weapons. Angry Turds puts the power in your hands, as each of your ‘weapons’ has its own special effect allowing you to choose the level of force and destruction of your throws each and every time.

My Mad Millions (Released October 13, 2010):
My Mad Millions is a new social game application currently available on Facebook and MySpace. Players have to spend $300,000,000 in a virtual environment living the life of the rich and famous.  The objective of the game is to spend all $300,000,000 without having any assets at the end.  Players advance in the game while interacting with their friends by completing missions and spending virtual money for themselves and their friends by renting mansions, yachts, exotic cars, private jets, and thousands of other luxuries.  Players also compete to lose money by buying virtual stocks in the stock market, betting in virtual casinos, and betting on current sporting events in the game.  Players can interact with each other, buy gifts for their friends, invite others to join their entourage, and hire them as employees to spend more money and spend it faster.

My Mad Millions creates a real-life and unique experience for players by using real images and prices of actual items that an individual with $300,000,000 may want to buy and could afford.

(The above picture depicts one of the shopping sprees in My Mad Millions where you rent a Yacht, hire a captain and choose a crew.)

Bed Bug Alert (Released October 20, 2010)
Bed Bug Alert has been released for use on the Apple iPhone and available through the Apple iTunes Store for $1.95. Bed Bug Alert allows users to geolocate reported sightings of bed bugs throughout the world. Data is received from several sources including media reports of bed bug sightings and outbreaks, user reported data and through combing through health department and building department websites throughout the United States.  Bed Bug Alert has been featured on various media outlets including the New York Times, USA Today, NBC and ABC..

(The above picture is a snapshot of the screen a Bed Bug Alert user will see on an iPhone that has located all reported sightings of Bed Bugs in New York, New York.)

Crazy Dream (Released March 30, 2010)
Crazy Dreams has been released as a game for use on Facebook. Crazy Dreams is a collective tell-your-own adventure story where users begin, continue and elaborate on social stories. A user can begin by starting to tell a story or dream and then their Facebook friends can continue the story, indefinitely.  Combining multiple people’s thoughts, ideas and input into one story is a way that Crazy Dreams is developing social networking to now include social story telling.

(The above picture is the dream of one of our users. The user started the dream and it is now awaiting input from another user to continue the dream. The whole dream is the combination of all the different users inputs into one storyline.)

Drama Llama (Released September 19, 2010)
Drama Llama has been released on Facebook. Drama Llama allows friends to post pictures and comments on friend’s walls containing either the Drama Llama or a Cry Baby pictorial. The posts alert all users friends that the user has drama in their life or they are being a Cry Baby about something.  Drama Llama is meant to be a fun way of calling out the cry babies and drama kings or queens of your friends.

(The above picture is a screenshot of the screen where a user chooses whether they want to send the Drama Llama or the Cry Baby to their friends.)

Slap a Friend (Released March 12, 2010)
Slap a Friend is a fun way to take a picture of a friend. The application allows users to virtually toss a friend around and even throw objects at them. A user can post a friend’s picture and then throw object, such as, virtual baseballs, sticks and weights, at the picture. Slap a Friend is available either as a free advertising version monetized through Cubics.com or as a paid version for sale for $0.99 through the Apple iTunes store for use on the iPhone and iPad.

(Picture of the Box Arena in Slap a Friend.  The items at the bottom picture depict a few of the ways you can ‘slap your friend’.  The face of the character can be user customized with a facial shot of one of their friends.)

Agreement with Apple to Download Applications

The Company has an agreement with Apple to provide our applications to its users for download to iTunes, iPhones and other Apple products. In connection with the Agreement, Apple is entitled to 30% of any revenue generated for each application or program that is downloaded to an Apple device by an Apple user. Currently, the Company offers two products through the Apple Agreement: (i) Slap-A-Friend; and (ii) Bed Bug Alert. A copy of the Apple Agreement is attached hereto as Exhibit 10.4.

Trademarks

In June 2010, the Company filed a trademark application for My Mad Millions with the United States Patent & Trademark Office under Class 9 (interactive games) and Class 41 (entertainment services). On January 28, 2011, the Company filed a trademark application for Angry Turds with the United States Patent & Trademark Office under Class 9 (interactive games).  The Company has not filed any other trademarks but may, in the future, determine it is advisable to file trademarks for our other interactive, online applications and games.

Patent Applications:
On September 22, 2010, the Company filed a patent application for a Method and Apparatus for Gaming Reward Platforms with the United States Patent & Trademark Office.

Employees

As of March 25, 2011, the Company has one full time employee and two part time employees in addition to its Chief Executive Officer and Chief Financial Officer.

Adam Kotkin, our Chief Financial Officer. His experience includes serving as the Chief Operating Officer and Board Member of PeopleString Corporation form January 2009 to the present and Chief Operating Officer, Board Member and Co-founder of BigString Corporation (OTCBB-BSGC), an online messaging company, from October 2003 to November 2010. Mr. Kotkin still remains as a board member of BigString Corporation. Past experiences include serving as the business manager for InsuranceGenie.com, an online insurance agency, and serving as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics.

Adam Wasserman, our Chief Financial Officer, provides services to us under an employment agreement, which permits him to provide services to other companies. Mr. Wasserman is chief executive officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  All compensation paid to Mr. Wasserman is paid to CFO Oncall, Inc.   CFO Oncall provides chief financial officer services to various companies. Mr. Wasserman also serves as chief financial officer of other companies.  He is also a director of China Direct Industries, Inc. and Bohai Pharmaceuticals Group, Inc. since July 12, 2010. Mr. Wasserman dedicates approximately 10% of his business time to our Company. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, professional employees that also assist Mr. Wasserman with our Company’s financial matters. Mr. Wasserman’s other projects may detract from the time he can spend on our business.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

ITEM 2.  PROPERTIES

The Company’s principal executive office is located at 157 Broad Street, Suite 303, Red Bank, New Jersey 07701, and its telephone number is (732) 530-1267.  The Company leases office space and pays a monthly rent of $1,100.  The lease terminates on May 31, 2011.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is presently no public market for our shares of common stock. The Company anticipates applying for quoting of its common stock on the OTCBB upon the effectiveness of the registration statement of which this prospectus forms apart. However, it can provide no assurance that its shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of March 25, 2011 the Company had 63 holders of its common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

On September 23, 2010, the Company adopted the Apps Genius Equity Incentive Plan. The purpose of the plan is to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. The Company’s executive officers, employees, consultants and non-employee directors are eligible to participate in the plan. 5,000,000 shares of our common stock have been reserved for issuance under the Equity Incentive Plan. A copy of the Equity Incentive Plan is attached hereto as Exhibit 10.5. No options have been granted as of March 25, 2011.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

The Company has commenced limited operations and will require outside capital to implement its business model.

The Company creates innovative social games and mobile application that let you play together with real-world friends and family using the infrastructure built by social and wireless networks. Our cross-platform gaming and mobile applications allow users to play and interact with the same people such user would play cards, board games or go bowling within the real world, regardless of the network they are on.  Our Social Gaming and Mobile App technology allows users and players to reach across the different networks into a virtual application or gaming environment.  Additionally, we have developed unique player incentive platforms that allow users to share in the success of the game or application.  Currently we are developing our platform for Facebook, MySpace, iPhone and Android.

 Limited Operating History

The Company has generated no independent financial history and has not previously demonstrated that it will be able to expand its business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended December 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  We have not capitalized any software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the period ended December 31, 2009 or December 31, 2010.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  For all revenue sources discussed below, in accordance with ASC 605-45 “Principal Agent Considerations”, we recognize revenue net of amounts retained by third party entities pursuant to revenue sharing agreements. Our specific revenue recognition policies are as follows:

We recognize revenue from the sale of its social games and mobile applications (“Apps”) when the App is sold and downloaded by the customer and collection is reasonably assured.

We recognize revenues from the placement of banner ads on its social games and mobile applications upon placement of the banner and when collection is reasonably assured.

Some of our social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays the Company a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by the Company of an electronic confirmation from the advertiser and when collection is reasonably assured.  We recognize revenues from the sale of virtual currency to users upon the delivery of the virtual currency to the users account and when collection is reasonably assured.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of December 31, 2010. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have any material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have any material impact on our financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on our financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have any material impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have an important impact on our financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  We do not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

Our business began on December 17, 2009.  Accordingly, no comparisons exist for the prior period.

For the period from December 17, 2009 (inception) to December 31, 2009

For the period from December 17, 2009 (inception), to December 31, 2009, we had $0 in revenue. Expenses for the period totaled $37,377 resulting in a net loss of $37,377.  Expenses for the period consisted of $23,420 in stock-based compensation, $13,700 in professional fees of which $200 is stock-based and $257 in general and administrative expenses.

For the Year Ended December 31, 2010

Revenues

For the year ended December 31 2010, we recognized revenues of $22,896 from the sale of games and from advertising of which approximately $ 6,129 or 26.8% was related to revenues generated from Mad Millions, a new social game application.

Operating Expenses

For the year ended December 31, 2010, operating expenses amounted to $586,505 and consisted of the following:

Research and development	$375,922
Administrative compensation	68,108
Professional fees	56,467
General and administrative	86,008

$586,505

●
For the year ended December 31, 2010, we incurred research and development expenses of $375,922 which consists primarily of salaries and fees paid to third parties for the development of software and applications.  We expect to incur additional research and development expenses in future periods to develop new applications.

●	For the year ended December 31, 2010, we incurred administrative compensation of $68,108. We expect administrative compensation to increase as we implement our business plan.

●
For the year ended December 31, 2010, we incurred professional fees of $56,467. We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●
For the year ended December 31, 2010, we incurred general and administrative expenses of $86,008 consisting of computer and internet expenses of $25,079, rent of $9,445 and other administrative expenses.

Other Income

For the year ended December 31, 2010, we recognized interest income of $811.

Net Loss

As a result of the factors described above, our net loss for the year ended December 31, 2010 was $562,798, or $(0.02) per common share (basic and diluted).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the sale of our common stock.

Our primary uses of cash have been for salaries and fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements to finance additional product development,

☐	Addition of administrative and sales personnel as the business grows,

☐	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

☐	The cost of being a public company, and

☐	Capital expenditures to add additional technology.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses.  As of December 31, 2010, we had a cash balance of $121,426 and a working capital of $109,695. Since inception, we raised $692,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2011.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Our business plan within 12 months is outline below:

Description	Estimate Cost

Selling and marketing expenses	$18,000
Research and development activities	$250,000
Professional fees, including fees associated with becoming a public company	$75,000
General and administrative	$142,000

Total	$485,000

Selling and marketing expenses- Sales and marketing is performed through the placement of ads on social media networks such as Facebook. We estimate that we will incur approximately $18,000 in the next 12 months on these advertisements.

Research and development activities- All of our current research and development projects are done in-house by our employees.  Based on future project load, we may from time to time hire outsourced individuals to assist with our research and development efforts.   We estimate that we will develop   12 games and applications in the next twelve months that will require us to maintain our current development staff at an estimated cost over the next 12 months of $225,000.  We do not expect to use outsourced individuals during the next 12 months.  Other research and development costs consist of hosting fees and server maintenance and we estimate that in the next 12 months we will incur other research and development costs of $25,000.

Professional fees, including fees associated with becoming a public company – Primarily includes professional fees associated with becoming a public company as summarized as follows:

Amount
Auditing fees	$40,000
Legal fees	30,000
Other professional fees	5,000

Total	$75,000

General and administrative – Over the next 12 months, we estimate that we will incur general and administrative expenses as follows:

Amount
Rent	$13,200
Administrative salaries and benefits	125,000
Other	5,000

Total	$143,200

As of March 25, 2011, we have a cash balance of approximately $52,745. Accordingly, we will need additional cash of $375,000 to implement our business plan over the next 12 months assuming we collect expected sales of $60,000. Based on our projected monthly working capital needs, we have approximately three months of working capital remaining. If within 60 days we do not obtain additional funds, we plan on scaling back our operations and we will reduce our monthly operating expenses from $40,000 per month to $5,000 per month. This will result in a decrease in the number of programmers that we can employ and a potential decrease in our productivity. If this occurs, there is a possibility that we will be forced to cease operations and it will be unlikely that we will be able to pursue our overall business plan.

Operating activities

For the year ended December 31, 2010, net cash flows used in operating activities amounted to $564,779 and was primarily attributable to our net losses of $562,798, offset by the add back of non-cash items such as depreciation expense of $1,045 and changes in operating assets and liabilities of $(3,026). For the period from December 17, 2009 (inception) to December 31, 2009, net cash flows provided by operating activities amounted to $1,000 and was primarily attributable to our net losses of $37,377, offset by the add back of non-cash items such as stock based compensation and fees of $23,620 and changes in operating assets and liabilities of $14,757.

Investing activities

For the year ended December 31, 2010 and for the period from December 17, 2009 (inception) to December 31, 2009, net cash used in investing activities was $5,895 and $900, respectively, and represented the purchase of property and equipment.

Financing activities

For the year ended December 31, 2010 and for the period from December 17, 2009 (inception) to December 31, 2009, net cash flows provided by financing activities was $652,000 and $40,000, respectively. For the year ended December 31, 2010, we received proceeds from sale of common stock of $670,600 and returned subscription proceeds of $18,600 to investors. During the period from December 17, 2009 (inception) to December 31, 2009, we received proceeds from sale of common stock of $21,400 and received subscription proceeds of $18,600 which was recorded as a liability.

Contractual Obligations

Other than our operating lease, we have no other fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs and other factors may result in actual payments differing from the estimates.

The following tables summarize our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Operating lease	$5,500	5,500	-	-	-
Total Contractual Obligations	$5,500	$5,500	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
December 31, 2010 and 2009

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
December 31, 2010 and 2009

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets – As of December 31, 2010 and 2009	F-3

Statements of Operations -
For the Year Ended December 31, 2010, for the Period from December 17, 2009 (Inception) to December 31, 2009 and for the Period from December 17, 2009 (Inception) to December 31, 2010
F-4

Statements of Changes in Stockholders’ Equity -
For the Year Ended December 31, 2010, for the Period from December 17, 2009 (Inception) to December 31, 2009 and for the Period from December 17, 2009 (Inception) to December 31, 2010
F-5

Statements of Cash Flows –
For the Year Ended December 31, 2010, for the Period from December 17, 2009 (Inception) to December 31, 2009 and for the Period from December 17, 2009 (Inception) to December 31, 2010
F-6

Notes to Financial Statements	F-7 to F-16

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Apps Genius Corp

We have audited the accompanying balance sheets of Apps Genius Corp (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2010, for the period from December 17, 2009 (inception) to December 31, 2009 and for the period from December 17, 2009 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apps Genius Corp as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010, for the period from December 17, 2009 (inception) to December 31, 2009 and for the period from December 17, 2009 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $562,798 and $564,779, respectively, in 2010, had a deficit accumulated during the development stage of $600,175 at December 31, 2010 and is in the development stage with minimal revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 25, 2011

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$121,426	$40,100
Accounts receivable	4,163	-

Total Current Assets	125,589	40,100

PROPERTY AND EQUIPMENT, net	5,750	900

Total Assets	$131,339	$41,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,294	$13,500
Accounts payable - related party	2,500	-
Subscriptions payable	-	18,600
Due to related party	100	1,257

Total Current Liabilities	15,894	33,357

Commitments (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares issued or outstanding at December 31, 2010 and 2009)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
25,596,400 and 22,510,000 shares issued and outstanding	25,596	22,510
at December 31, 2010 and 2009, respectively)
Additional paid-in capital	690,024	22,510
Deficit accumulated during development stage	(600,175)	(37,377)

Total Stockholders' Equity	115,445	7,643

Total Liabilities and Stockholders' Equity	$131,339	$41,000

See notes to financial statements

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from December 17, 2009 (Inception) to December 31,	For the Period from December 17, 2009 (Inception) to December 31,
	2010	2009	2010

NET REVENUES	$22,896	$-	$22,896

OPERATING EXPENSES:
Research and development	375,922	-	375,922
Administrative compensation	68,108	23,420	91,528
Professional fees	56,467	13,700	70,167
Other selling, general and administrative	86,008	257	86,265

Total Operating Expenses	586,505	37,377	623,882

LOSS FROM OPERATIONS	(563,609)	(37,377)	(600,986)

OTHER INCOME:
Interest income	811	-	811

NET LOSS	$(562,798)	$(37,377)	$(600,175)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$-	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	24,663,137	12,574,286	24,216,581

See notes to financial statements

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2010
For the Period from December 17, 2009 (Inception) to December 31, 2009 and for the Period from December 17, 2009 (Inception) to December 31, 2010

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Total
	Number of		Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, December 17, 2009 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of common stock	-	-	10,700,000	10,700	10,700		21,400

Issuance of common stock for services	-	-	11,810,000	11,810	11,810		23,620

Net loss for the period	-	-	-	-	-	(37,377)	(37,377)

Balance, December 31, 2009	-	-	22,510,000	22,510	22,510	(37,377)	7,643

Sale of common stock at $0.25, net of offering costs	-	-	2,086,400	2,086	518,514	-	520,600

Sale of common stock at $0.15	-	-	1,000,000	1,000	149,000	-	150,000

Net loss for the period	-	-	-	-	-	(562,798)	(562,798)

Balance, December 31, 2010	-	$-	25,596,400	$25,596	$690,024	$(600,175)	$115,445

See notes to financial statements

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from December 17, 2009 (Inception) to December 31,	For the Period from December 17, 2009 (Inception) to December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(562,798)	$(37,377)	$(600,175)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	-	23,620	23,620
Depreciation	1,045	-	1,045
Changes in assets and liabilities:
Accounts receivable	(4,163)	-	(4,163)
Accounts payable and accrued expenses	(206)	13,500	13,294
Accounts payable - related party	2,500	-	2,500
Due to related party	(1,157)	1,257	100

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(564,779)	1,000	(563,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,895)	(900)	(6,795)

NET CASH USED IN INVESTING ACTIVITIES	(5,895)	(900)	(6,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription proceeds recorded as liabilities	-	18,600	18,600
Repayment of subscription payable	(18,600)	-	(18,600)
Proceeds from sale of common stock	670,600	21,400	692,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	652,000	40,000	692,000

NET INCREASE IN CASH	81,326	40,100	121,426

CASH - beginning of period	40,100	-	-

CASH - end of year	$121,426	$40,100	$121,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to financial statements.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Apps Genius Corp (the “Company”) was incorporated in the State of Nevada on December 17, 2009.  The Company’s principal business is focused on creating innovative social games and mobile applications that let people play together with real-world friends and family using the currently available infrastructure built by both social and mobile networks. The Company’s cross-platform gaming and mobile applications allow users to play and interact with multiple people on multiple networks whether or not they have a preexisting relationship with them. The Company’s Social Gaming and Mobile App technology allows users and players to reach across the multiple networks into a virtual application or gaming environment.  Additionally, the Company has developed unique player incentive platforms that allow users to share in the success of the game or application.  Currently, the Company is developing its platform for Facebook, MySpace, iPhone and Android.

Basis of presentation and going concern

The Company is presented as a development stage company. Activities during the development stage include application development, development of the Company’s business plan and the raising of capital.  As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $562,798 and $564,779, respectively, for the year ended December 31, 2010 and a deficit accumulated during development stage of $600,175 and stockholders’ equity of $115,445 at December 31, 2010 and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2010 and 2009 period include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Concentrations

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Balances at financial institutions in the United States are insured up to $250,000 at each bank. There were no deposits in excess of federally insured limits at December 31, 2010.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration (continued)

Concentration of revenue and geographic area

The Company sells its products to its customers through three revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for 2010 as follows:

Arrangement	Percentage of total revenues	Percentage of accounts receivable balance at December 31, 2010
1	74%	91%
2	25%	9%

The Company has customers in countries other than USA. The customers located in the USA represented over 98% of the total revenue.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2010 and 2009, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

Fair value measurements and fair value of financial instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the 2010 and 2009 periods, the Company did not capitalize any software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the periods ended December 31, 2010 or 2009.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  For all revenue sources discussed below, in accordance ASC 605-45 “Principal Agent Considerations”, the Company recognizes revenue net of amounts retained by third party entities pursuant to revenue sharing agreements. The Company’s specific revenue recognition policies are as follows:

The Company recognizes revenue from the sale of its social games and mobile applications (“Apps”) when the App is sold and downloaded by the customer and collection is reasonably assured.

The Company recognizes revenues from the placement of banner ads on its social games and mobile applications upon placement of the banner and when collection is reasonably assured.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Some of the Company’s social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays the Company a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by the Company of an electronic confirmation from the advertiser and when collection is reasonably assured.  The Company recognizes revenues from the sale of virtual currency to users upon the delivery of the virtual currency to the user’s account and when collection is reasonably assured.

Income taxes

The Company is governed by the Income Tax Law of the United States. The Company utilizes ASC Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Under ASC Topic 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of December 31, 2010 and 2009. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the year ended December 31, 2010 and for the period from December 17, 2009 (inception) to December 31, 2009, advertising expense was $10,350 and $0, respectively.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For year ended December 31, 2010 and for the period from December 17, 2009 (inception) to December 31, 2009, research and development costs were $375,922 and $0, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2010 and 2009, the Company did not have potentially dilutive common stock equivalents.

Recent accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU did not have any material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU did not have any material impact on the Company’s financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s financial statements.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have any material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on the Company’s financial statements.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have an important impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consist of the following:

	Useful Life	2010	2009
Office equipment and furniture	5 Years	$214	$214
Computer equipment	5 Years	6,581	686
		6,795	900
Less: accumulated depreciation		(1,045)	-

		$5,750	$900

For the periods ended December 31, 2010 and 2009, depreciation expense amounted to $1,045 and $0, respectively.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s chief executive officer (“CEO”) from time to time, provided advances to the Company for working capital purposes. At December 31, 2010 and 2009, the Company had a payable to the CEO of $100 and $1,257, respectively. These advances were short-term in nature and non-interest bearing.

In March 2010, the Company paid $1,000 to a company related to the Company’s chief executive officer for rent.

As of December 31, 2010, the Company owed $2,500 to a company owned by its chief financial officer for services rendered.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors’.  There were no shares designated as of December 31, 2010.

Common stock

On December 17, 2009, the Company issued 11,810,000 shares of its common stock to the Company’s founders for services rendered. One of the founders is the Company’s legal service providers who received 100,000 common shares valued at $200.  The Company valued these common shares at the fair value of $0.002 per common share based on the sale of common stock in a private placement at $.002 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $23,420 and professional fees of $200.

In December 2009, the Company sold 10,700,000 of its common shares for cash proceeds of $0.002 per share or $21,400 in a private placement. As of December 31, 2009, these funds were held in the escrow of the Company’s attorney. In addition, as of December 31, 2009, the Company received proceeds of $18,600 held in escrow with the Company’s attorney pursuant to subscription agreements.  The Company rejected these subscription agreements.  At December 31, 2009, rejected funds of $18,600 were reflected as a subscription payable on the accompanying balance sheet. Subsequent to December 31, 2009, the funds were returned to the respective investor.

During the six months ended June 30, 2010, the Company sold 2,086,400 shares of its common stock at $0.25 per common shares for gross proceeds of $521,600. In connection with the sale of common stock, the Company incurred filings fees of $1,000.

In July 2010, the Company sold 1,000,000 shares of its common stock at $0.15 per common shares for proceeds of $150,000.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Equity Incentive Plan

On September 23, 2010, the Company’s board of directors adopted, and the Company’s stockholders approved the Apps Genius Corp Equity Incentive Plan (the “Plan”), which covers 5,000,000 shares of common stock.  The purpose of the Plan is to advance the interests of the Company by enhancing the ability of the Company to (i) attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries; (ii) reward such persons for such contributions; and (iii) encourage such persons or entities to take into account the long-term interest of the Company through ownership of shares of the Company’s common stock, par value $.0001 per share.

The Plan is intended to accomplish these objectives by enabling the Company to grant awards in the form of incentive and nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, or other stock based awards. The Plan will be administered by the Board of Directors of the Company or, upon its delegation, by the Compensation Committee of the Board of Directors.  The Plan became effective on September 23, 2010 and will terminate on September 23, 2020.

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be five million (5,000,000) shares; provided, however, that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year.

NOTE 5 - COMMITTMENT

Operating lease

On April 20, 2010 and effective May 10, 2010, the Company leased office space under an operating lease that expires on May 31, 2011.  Future minimum rental payments required under the operating lease are as follows:

Year Ended December 31:
2011	$5,500
Total	$5,500

NOTE 6 – INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $576,555 for income tax purposes as of December 31, 2010. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2029 through 2030. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 – INCOME TAXES (continued)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2010	2009
U.S “expected” income tax	$(191,351)	$(12,708)
State income tax	(32,316)	(3,252)
Non-deductible stock-based compensation	-	10,086
Other	407	-
Change in valuation allowance	223,260	5,874

Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$229,134	$5,874

Total gross deferred tax assets	229,134	5,874
Less valuation allowance	(229,134)	(5,874)

Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2010 was $229,134.  The increase during 2010 was $223,260.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in internal controls

 There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of March 25, 2011. Our Executive officer is elected annually by our Board of Director. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Adam M. Kotkin	31	Chief Executive Officer and Director
Adam Wasserman	46	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Adam M. Kotkin, Chief Executive Officer and Director

Mr. Kotkin is the Chief Executive Officer of Apps Genius.  His experience includes serving as the Chief Operating Officer and Board Member of PeopleString Corporation from January 2009 to the present and Chief Operating Officer, Board Member and Co-founder of BigString Corporation (OTCBB-BSGC), an online messaging company, from October 2003 to November 2010. Mr. Kotkin still remains as a board member of BigString Corporation. Past experiences include serving as the business manager for InsuranceGenie.com, an online insurance agency,  and serving as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics.

Adam Wasserman, Chief Financial Officer

Mr. Wasserman is the Chief Financial Officer of Apps Genius. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has served as the chief financial officer of Transax International Limited since May 2005, chief financial officer of Oriental Dragon Corp, (formerly Emerald Acquisition Corp) since June 2010, and as the vice president of financial reporting of China Wind Systems, Inc., both clients of CFO Oncall, Inc.   Mr. Wasserman currently serves as a member of the boards of directors for China Direct Industries, Inc. (NasdaqGM: CDII) and Bohia Pharmaceuticals Group, Inc. (OTCBB: BOPH) since January 2010 and July 2010, respectively. Mr. Wasserman has also served as the chief financial officer of Relationserve, Inc. (August 2005 to June 2006), Lotus Pharmaceuticals Inc. (October 2006 until April 2009), Explorations Group Inc. (January 2002 until December 2005), and Jiangbao Pharmaceuticals, Inc. (formerly Genesis Pharmaceuticals Enterprises, Inc.) (October 2001 until October 2007), all client companies of CFO Oncall, Inc. From June 1991 to November 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants and is the treasurer and an executive board member of Gold Coast Venture Capital Association.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board of Directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Current Issues and Future Management Expectations

To date, we do not have an audit committee financial expert serving on our audit committee.

Code of Ethics

The Company has not adopted a Code of Ethics. The Company has not adopted such a code of ethics because all of management’s efforts have been directed to maintaining the business of the Company.  At a later time, a code of ethics may be adopted by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended December 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Adam M. Kotkin, Chief Executive Officer	2010 2009	$ $	50,000 0	0 0	0 12,300 (a)	0 0	0 0	0 0	0 0	$ $	50,000 12,300

Adam Wasserman, Chief Financial Officer	2010 2009	$ $	7,500 0	0 0	0 200 (b)	0 0	0 0	0 0	0 0	$ $	7,500 200

(a)	Represents 6,150,000 shares issued at a fair value of $0.002 per share.

(b)	Represents 100,000 shares issued at a fair value of $0.002 per share.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through December 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during periods ending December 31, 2010 and December 31, 2009 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 25, 2011, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Adam M. Kotkin 157 Broad Street Suite 303 Red Bank, NJ 07701	6,150,000	24.03%

Adam Wasserman 157 Broad Street Suite 303 Red Bank, NJ 07701	100,000	*

All Executive Officers and Directors as a group (2 persons)	6,250,000	24.51%

Gem Funding LLC(2) 41 Owatonna St Haworth, NJ 0764	2,500,000	9.77%

Darin Myman 112 Oak Glen Road Howell NJ 07731	3,200,000	12.50%

Robb Knie PO Box 785 Mayn, NJ 07607	2,300,000	8.98%

FJD Holdings, LLC(3) 2005 Edenfield Place Lakeland, FL 33801	1,500,000	5.86%

*	less than 1%

(1)	Based on 25,596,400 shares of common stock outstanding as of March 25, 2011
(2)	Corie Schlossberg has voting and control power over the shares held by Gem Funding LLC.
(3)	Frank D’Agostino has voting and control power over the shares held by FJD Holding, LLC.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

Additionally, we have not yet adopted a code of ethics. The Company has not adopted such a code of ethics because all of management’s efforts have been directed to maintaining the business of the Company.  At a later time, a code of ethics may be adopted by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company’s chief executive officer, Adam  Kotkin, from time to time, provided advances to the Company for working capital purposes. As of December 31. 2010 and December 31, 2009, we had a payable to Mr. Kotkin of $100 and $1,257, respectively. These advances were short-term in nature and non-interest bearing.

In March 2010, we paid $1,000 to a company related to our chief executive officer for rent.

We also have a verbal arrangement with PeopleString Corporation where we market our games to users of PeopleString. Mr. Adam M. Kotkin is also the Chief Operating Officer of PeopleString. The agreement was a mutual understanding where we would be allowed to beta test our game, My Mad Millions, with the users of PeopleString. At the time, PeopleString Corporation had released a new product, Reward String, which allows users to be paid from games that they play. Since both of these products were new and needed users to test the products, an oral agreement was made between the companies where the users of Reward String could play My Mad Millions as a way to test the functionality of Reward String. In return, we were able to have users play and test our game, My Mad Millions. We did not pay PeopleString for the ability to use their users and PeopleString did not pay us for the use of My Mad Millions. We also agreed that either party could terminate the arrangement at any time. Mr. Kotkin, our CEO, acted on our behalf in the discussions with PeopleString and did not participate in any decisions on behalf of PeopleString. A description of the terms that were orally agreed to between us and PeopleString are attached hereto as Exhibit 10.6.

As an incentive for PeopleString users to install and play My Mad Millions, PeopleString allowed users of My Mad Millions to sign up for PeopleString’s Reward String product so that they could receive payments made through the game. PeopleString benefits from this program as they were running a payment test on being an outside payment provider for a portfolio of outsourced games.  My Mad Millions was used as a beta test for PeopleString to test whether this service could be profitable. Additionally, PeopleString is an incentivized social network and its users benefited by earning money by using these programs.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company, P.A., for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2010	2009
Audit Fees	$13,000	$8,000
Audit Related Fees	2,400	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees.    Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with year-end and interim statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for the review of registration statements, audit related consulting and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Board of directors and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Board of directors. If there is any question as to whether a proposed service fits within a pre-approved service, the Board of Directors chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Board of directors, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Board of directors (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

5.1	Opinion of Anslow & Jaclin LLP for S-1 (2)

10.1	Agreement with KITN Media, inc/ (1)

10.2	Agreement with gWallet, Inc. (1)

10.3	Agreement with Cubics.com (1)

10.4	Agreement with Apple (1)

10.5	Equity Incentive Plan (1)

10.6	Terms of Oral Agreement between Apps Genius and PeopleString (2)

31.1	Certification of Adam Kotkin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Adam Wasserman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1) Incorporated by reference to Form S-1 filed with the SEC on November 19, 2010.
(2) Incorporated by reference to Form S-1/A filed with the SEC on January 18, 2011.
* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APPS GENIUS CORP

Date: March 25, 2011	By:	/s/ Adam Kotkin
Adam Kotkin Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Adam Kotkin	Chief Executive Officer	March 25, 2011
Adam Kotkin	and Director (Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer	March 25, 2011
Adam Wasserman	(Principal Financial and Accounting Officer)