Form 10-Q
period 2011-03-31
Apps Genius Corp
filed 2011-05-16
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-170715

APPS GENIUS CORP
 (Name of Registrant as specified in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

157 Broad Street, Suite 303
Red Bank, NJ 07701
 (Address of principal executive office)

(732) 530-1267
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [√]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  25,596,400 shares of common stock are issued and outstanding as of May 13, 2011.

APPS GENIUS CORP
FORM 10-Q
March 31, 2011

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
	Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010
	Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and for the Period from December 17, 2009 (Inception) to March 31, 2011 (unaudited)	4
	Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and for the Period from December 17, 2009 (Inception) to March 31, 2011 (unaudited)	5
	Notes to Unaudited Financial Statements.	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16
Item 4.	Controls and Procedures.	16
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	17
Item 1A.	Risk Factors.	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17
Item 3.	Defaults Upon Senior Securities.	17
Item 4.	(Removed and Reserved).	17
Item 5.	Other Information.	17
Item 6.	Exhibits.	17

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$37,075	$121,426
Accounts receivable	1,902	4,163

Total Current Assets	38,977	125,589

PROPERTY AND EQUIPMENT, net	5,414	5,750

Total Assets	$44,391	$131,339

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,823	$13,294
Accounts payable - related party	6,000	2,500
Due to related party	100	100

Total Current Liabilities	28,923	15,894

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at March 31, 2011 and December 31,2010)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
25,596,400 and 25,596,400 shares issued and outstanding	25,596	25,596
at March 31, 2011 and December 31, 2010, respectively)
Additional paid-in capital	690,024	690,024
Deficit accumulated during development stage	(700,152)	(600,175)

Total Stockholders' Equity	15,468	115,445

Total Liabilities and Stockholders' Equity	$44,391	$131,339
See notes to unaudited financial statements

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended March 31,	For the Three Months ended March 31,	For the Period from December 17, 2009 (Inception) to March 31,
	2011	2010	2011

NET REVENUES	$6,107	$53	$29,003

OPERATING EXPENSES:
Research and development	36,177	43,767	412,099
Administrative compensation	7,000	10,100	98,528
Professional fees	47,342	325	117,509
Other selling, general and administrative	15,598	5,184	101,863

Total Operating Expenses	106,117	59,376	729,999

LOSS FROM OPERATIONS	(100,010)	(59,323)	(700,996)

OTHER INCOME:
Interest income	33	102	844

NET LOSS	$(99,977)	$(59,221)	$(700,152)

NET LOSS PER COMMON SHARE:
Basic and diluted	$-	$-	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	25,596,400	23,054,444	24,481,372

See notes to unaudited financial statements

APPS GENIUS CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Period from December 17, 2009 (Inception) to March 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,977)	$(59,221)	$(700,152)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	-	-	23,620
Depreciation	336	122	1,381
Changes in assets and liabilities:
Accounts receivable	2,261	(53)	(1,902)
Accounts payable and accrued expenses	9,529	(13,525)	22,823
Accounts payable - related party	3,500	-	6,000
Due to related party	-	(532)	100

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(84,351)	(73,209)	(648,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,266)	(6,795)

NET CASH USED IN INVESTING ACTIVITIES	-	(3,266)	(6,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription proceeds recorded as liabilities	-	-	18,600
Repayment of subscription payable	-	-	(18,600)
Proceeds from sale of common stock	-	250,000	692,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	250,000	692,000

NET INCREASE IN CASH	(84,351)	173,525	37,075

CASH - beginning of period	121,426	40,100	-

CASH - end of period	$37,075	$213,625	$37,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
See notes to unaudited financial statements.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Basis of presentation and going concern

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010.  The accompanying unaudited financial statements for Apps Genius Corp have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Company is presented as a development stage company. Activities during the development stage include application development, development of the Company’s business plan and the raising of capital.  As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $99,977 and $84,351, respectively, for the three months ended March 31, 2011 and 2010 and a deficit accumulated during development stage of $700,152 and stockholders’ equity of $15,468 at March 31, 2011 and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2011 and 2010 periods include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

Concentrations

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Balances at financial institutions in the United States are insured up to $250,000 at each bank. There were no deposits in excess of federally insured limits at March 31, 2011.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentration of revenue and geographic area

The Company sells its products to its customers through five revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the three months ending March 31, 2011 as follows:

Arrangement	Percentage of total revenues	Percentage of accounts receivable balance at March 31, 2011
1	60%	34%
2	34%	62%

The Company has customers in countries other than USA. The customers located in the USA represented 70% of the total revenue.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2011 and December 31, 2010, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the 2011 and 2010 periods, the Company did not capitalize any software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2011 or 2010.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of March 31, 2011 and 2010. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the three months ended March 31, 2011 and 2010, and for the period from December 17, 2009 (inception) to March 31, 2011, advertising expense was $215, $0 and $10,564 respectively.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For the three months ended March 31, 2011 and 2010 and for the period from December 17, 2009 (inception) to March 31, 2011, research and development costs were $36,177, $43,767 and $412,099, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2011 and 2010, the Company did not have potentially dilutive common stock equivalents.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property and equipment consist of the following:

	Useful Life	2011	2010
Office equipment and furniture	5 Years	$214	$214
Computer equipment	5 Years	6,581	6,581
		6,795	6,795
Less: accumulated depreciation		(1,381)	(1,045)
		$5,414	$5,750

For the three months ended March 31, 2011 and 2010 and for the period from December 17, 2009 (inception) to March 31, 2011, depreciation expense amounted to $336, $122 and $1,381 respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s chief executive officer (“CEO”) from time to time, provided advances to the Company for working capital purposes. At March 31, 2011 and December 31, 2010, the Company had a payable to the CEO of $100 and $100, respectively. These advances were short-term in nature and non-interest bearing.

As of March 31, 2011 and December 31, 2010, the Company owed $6,000 and $2,500 to a company owned by its chief financial officer for services rendered, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors’.  There were no shares designated as of March 31, 2011.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

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

As of May 13, 2011, no shares of common stock have been issued under the Plan.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

We were incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp.

We create innovative social games and mobile application that let you play together with real-world friends and family using the infrastructure built by social and wireless networks. Our cross-platform gaming and mobile applications allow users to play and interact with the same people such user would play cards, board games or go bowling within the real world, regardless of the network they are on.  Our Social Gaming and Mobile App technology allows users and players to reach across the different networks into a virtual application or gaming environment.  Additionally, we have developed unique player incentive platforms that allow users to share in the success of the game or application.  Currently we are developing our platform for Facebook, MySpace, iPhone and Android.

We monetize our social games through virtual currencies through gWallet and banner ads through Cubic.com, a division of adKnowledge. Our mobile applications are monetized by either charging fees for downloading through the iTunes Apple Store or by offering free applications with banner advertising supplied by Cubics. To date, we have commenced limited operations and will require outside capital to implement our business model.

 Limited Operating History

We have generated limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the three months ended March 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the three months ended March 31, 2011 and 2010, respectively.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  For all revenue sources discussed below, in accordance ASC 605-45 “Principal Agent Considerations”, we recognize revenue net of amounts retained by third party entities pursuant to revenue sharing agreements. Our specific revenue recognition policies are as follows:

We recognize revenue from the sale of our social games and mobile applications (“Apps”) when the App is sold and downloaded by the customer and collection is reasonably assured.

We recognize revenues from the placement of banner ads on its social games and mobile applications upon placement of the banner and when collection is reasonably assured.

Some of the our social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays us a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by us of an electronic confirmation from the advertiser and when collection is reasonably assured.  The Company recognizes revenues from the sale of virtual currency to users upon the delivery of the virtual currency to the user’s account and when collection is reasonably assured.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of March 31, 2011. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

For the Three Months Ended March 31, 2011 and 2010

Revenues

For the three months ended March 31, 2011 and 2010, we recognized revenues of $6,107 and $53 respectively from the sale of applications and from advertising. This was an increase of $6,054 was mainly attributable to the sale of applications and advertising revenues related to games that were not yet developed in the 2010 period.

Operating Expenses

For the three months ended March 31, 2011 and 2010, operating expenses amounted to $106,117 and $59,376 respectively, and consisted of the following:

	March 31, 2011	March 31, 2010
Research and development	$36,177	$43,767
Administrative compensation	7,000	10,100
Professional fees	47,342	325
General and administrative	15,598	5,184

	$106,117	$59,376

•
For the three months ended March 31, 2011 and 2010, we incurred research and development expenses of $36,177 and $43,767 respectively, which consists primarily of salaries and fees paid to third parties for the development of software and applications.  Due to a lack of working capital, we reduced the number of research and development personnel. In May 2011, we temporarily ceased our research and development activities until we generate sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans. At such time we will resume our research & development activities to develop new applications.

•	For the three months ended March 31, 2011 and 2010, we incurred administrative compensation of $7,000 and $10,100 respectively. We have reduced administrative staff due to the lack of working capital.
•
For the three months ended March 31, 2011 and 2010, we incurred professional fees of $47,382 and $325 respectively. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•
For the three months ended March 31, 2011 and 2010, we incurred general and administrative expenses of $15,598 and $5,184 respectively, consisting of computer and internet expenses of $4,032 and $274, and rent of $3,300 and $1,000, respectively, and other administrative expenses. We will continue to reduce our general and administrative expenses because of our lack of working capital until we are able to raise additional funds, at such time we will resume the implementation of our business plan.

Other Income

For the three months ended March 31, 2011 and 2010, we recognized interest income of $33 and $102 respectively.

Net Loss

As a result of the factors described above, our net loss for the three months ended March 31, 2011 and 2010 was $99,977 and $59,221 respectively, or $0.00 and $0.00 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock.

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

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2011, we had a cash balance of $37,075 and a working capital of $10,054. Since inception, we raised $692,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2011.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern on their audit opinion for the year ended December 31, 2010.

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

Our business plan within 12 months is outlined below:

Description	Estimate Cost

Selling and marketing expenses	$18,000
Research and development activities	$250,000
Professional fees, including fees associated with becoming a public company	$75,000
General and administrative	$130,000

Total	$473,000

Selling and marketing expenses- Sales and marketing is performed through the placement of ads on social media networks such as Facebook. We estimate that we will incur approximately $18,000 in the next 12 months on these advertisements.

Research and development activities- In May 2011, we temporarily ceased our research and development activities until we generate sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans.  We have reduced our other research and development costs which presently only consist of hosting fees and server maintenance to approximately $1,000 per month.

Professional fees, including fees associated with becoming a public company – Primarily includes professional fees associated with becoming a public company as summarized as follows:

Amount
Auditing fees	$40,000
Legal fees	30,000
Other professional fees	5,000

Total	$75,000

General and administrative – Over the next 12 months, we estimate that we will incur general and administrative expenses as follows:

Amount
Administrative salaries and benefits	$125,000
Other	5,000

Total	$130,000

As of May 10, 2011, we have a cash balance of approximately $17,600. Accordingly, we will need additional cash of $395,400 to continue the implementation our business plan over the next 12 months assuming we collect expected sales of $60,000. Based on our projected monthly working capital needs, we have approximately three months of working capital remaining. We have scaled back our operations, and have reduced our monthly operating expenses from $40,000 per month to under $5,000 per month. It will be unlikely that we will be able to pursue our overall business plan without raising additional working capital.

  Operating activities

For the three months ended March 31, 2011 and 2010, net cash flows used in operating activities amounted to $84,351 and $73,209 respectively. For the three months ended March 31, 2011, net cash used in operations of $84,351 and was primarily attributable to our net losses of $99,977 offset by the add back of non-cash items such as depreciation expense of $336 and changes in operating assets and liabilities of $15,290. For the three months ended March 31, 2010, net cash used in operations of $73,209 and was primarily attributable to our net losses of $59,221 offset by the add back of non-cash items such as depreciation expense of $122 and changes in operating assets and liabilities of $(14,110). For the period from December 17, 2009 (inception) to March 31, 2011, net cash flows used in operating activities amounted to $$648,130 and was primarily attributable to our net losses of $700,152, offset by the add back of non-cash items such as stock based compensation and fees of $23,620 and changes in operating assets and liabilities of $27,021.

Investing activities

For the three months ended March 31, 2011 and 2010 and for the period from December 17, 2009 (inception) to March 31, 2011, net cash used in investing activities were $0, $3,266 and $6,795, respectively, and represented the purchase of property and equipment.

Financing activities

For the three months ended March 31, 2011 and 2010 and for the period from December 17, 2009 (inception) to March 31, 2011, net cash flows provided by financing activities was $0, $250,000 and $692,000, respectively, consisting of the receipt of proceeds from sale of common stock.

Contractual Obligations

We have no other fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs and other factors may result in actual payments differing from the estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.     Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits.

31.1           Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1          Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  APPS GENIUS CORP

Date: May 16, 2011                                                                                By:  /s/ Adam Kotkin
                                                                                                          Adam Kotkin, Chief Executive Officer

Date: May 16, 2011                                                                                By:  /s/ Adam Wasserman
                                                                                                          Adam Wasserman, Chief Financial Officer
                                  and Principal Accounting Officer