Form 10-Q
period 2011-06-30
Apps Genius Corp
filed 2011-08-12
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-170715

APPS GENIUS CORP
 (Name of Registrant as specified in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

157 Broad Street, Suite 109C
Red Bank, NJ 07701
 (Address of principal executive office)

(732) 530-1267
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  25,751,400 shares of common stock are issued and outstanding as of August 1, 2011.

APPS GENIUS CORP
FORM 10-Q
June 30, 2011

TABLE OF CONTENTS

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

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

APPS GENIUS CORP
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$28,793	$121,426
Accounts receivable	1,001	4,163

Total Current Assets	29,794	125,589

PROPERTY AND EQUIPMENT, net	5,077	5,750

Total Assets	$34,871	$131,339

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Notes payable	$20,000	$-
Accounts payable and accrued expenses	20,459	13,294
Due to related parties	3,100	2,500
Subscriptions Payable	-	100

Total Current Liabilities	43,559	15,894

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at June 30, 2011 and December 31, 2010)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
25,751,400 and 25,596,400 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively)	25,751	25,596
Additional paid-in capital	719,869	690,024
Accumulated deficit	(754,308)	(600,175)

Total Stockholders' (Deficit) Equity	(8,688)	115,445

Total Liabilities and Stockholders' (Deficit) Equity	$34,871	$131,339

See notes to unaudited financial statements.

APPS GENIUS CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET REVENUES	$2,428	$150	$8,535	$203

OPERATING EXPENSES:
Research and development	7,783	136,737	43,960	180,504
Administrative compensation	3,000	19,150	10,000	29,250
Professional fees	37,733	3,025	85,075	3,350
Other selling, general and administrative	8,072	17,372	23,670	22,556

Total Operating Expenses	56,588	176,284	162,705	235,660

LOSS FROM OPERATIONS	(54,160)	(176,134)	(154,170)	(235,457)

OTHER INCOME:
Interest income	4	273	37	375

NET LOSS	$(54,156)	$(175,861)	$(154,133)	$(235,082)

NET LOSS PER COMMON SHARE:
Basic and diluted	$-	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	25,663,378	24,477,006	25,630,074	23,769,660

See notes to unaudited financial statements.

APPS GENIUS CORP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,133)	$(235,082)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	27,000	-
Contributed services	3,000	-
Depreciation	673	371
Changes in assets and liabilities:
Accounts receivable	3,162	(135)
Accounts payable and accrued expenses	7,165	(10,809)
Due to related parties	600	(532)

NET CASH USED IN OPERATING ACTIVITIES	(112,533)	(246,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,895)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	20,000	-
Repayment of subscription payable	(100)	-
Proceeds from sale of common stock	-	520,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,900	520,600

NET (DECREASE) INCREASE IN CASH	(92,633)	268,518

CASH - beginning of period	121,426	40,100

CASH - end of period	$28,793	$308,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to unaudited financial statements.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Apps Genius Corp (the “Company”) was incorporated in the State of Nevada on December 17, 2009.  The Company’sprincipal business is focused on creating innovative social games and mobile applications that let people play together with real-world friends and family using the currently available infrastructure built by both social and mobile networks. The Company’s cross-platform gaming and mobile applications allow users to play and interact with multiple people on multiple networks whether or not they have a preexisting relationship with them. The Company’s Social Gaming and Mobile App technology allows users and players to reach across the multiple networks into a virtual application or gaming environment.  Additionally, the Company has developed unique player incentive platforms that allow users to share in the success of the game or application.  Currently,the Company is developing its platform for Facebook, MySpace, iPhone and Android.

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

The Company was previously presented as a development stage company. Planned principal operations are underway and generating revenue, therefore the Company has exited the development stage.

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $154,133 and $112,533, respectively, for the six months ended June 30, 2011 and an accumulated deficit of $754,308 and a stockholders’ deficit $8,688 at June 30, 2011 and has minimal revenues. Additionally, the Company had negative working capital of $13,765 at June 30, 2011. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of six months or less and money market accounts to be cash equivalents.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Balances at financial institutions in the United States are insured up to $250,000 at each bank. There were no deposits in excess of federally insured limits at June 30, 2011.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentration of revenue and geographic area

The Company sells its products to its customers through five revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the six months ending June 30, 2011 as follows:

Arrangement	Percentage of total revenues	Percentage of accounts receivable balance at June 30, 2011
1	54%	20%
2	36%	64%

The Company has customers in countries other than USA. The customers located in the USA represented 84% of the total revenue.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.At June 30, 2011 and December 31, 2010, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

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
JUNE 30, 2011

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

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverabilityof software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the 2011 and 2010 periods, the Company did not capitalize any software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the six months ended June 30, 2011 or 2010.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longermeet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of June 30, 2011 and 2010.The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the six months ended June 30, 2011 and 2010, advertising expense was $215, and $1,000 respectively.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For the six months ended June 30, 2011 and 2010, research and development costs were $43,960 and $180,504, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2011 and 2010, the Company did not have potentially dilutive common stock equivalents.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property and equipment consist of the following:

	Useful Life	2011	2010
Office equipment and furniture	5 Years	$214	$214
Computer equipment	5 Years	6,581	6,581
		6,795	6,795
Less: accumulated depreciation		(1,718)	(1,045)
		$5,077	$5,750

For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $673 and $371, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s chief executive officer (“CEO”) from time to time, provided advances to the Company for working capital purposes. At June 30, 2011 and December 31, 2010, the Company had a payable to the CEO of $100 and $100, respectively. These advances were short-term in nature and non-interest bearing.

As of June 30, 2011 and December 31, 2010, the Company owed $3,000 and $2,500 to a company owned by its chief financial officer for services rendered, respectively.

During the six months ended June 30, 2011, an officer donated services valued at $3,000 which was treated as contributed capital.

NOTE 4 – NOTES PAYABLE

On June 28, 2011, the Company entered into two note agreements with two individuals. The notes are unsecured, bear interest at 6.0% and are due on the earlier of 1) December 28, 2011 or 2) within three business days of the closing of an private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds ofthe offering to be received directly by the Company. At the sole option of theCompany, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12months during which the Company will accrue at an annual interest rate of 6.5%.At June 30, 2011, the principal amount due under the loans amounted to $20,000.

The weighted average interest rate on the Company’s short-term obligation was 6%.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors’.  There were no shares designated as of June 30, 2011.

Common stock

On May 12, 2011, the Company issued 80,000 shares of its common stock to the Company’s chief financial officer for services rendered. The Company valued these common shares at the fair value of $0.15 per common share based on the sale of common stock in a private placement at $0.15 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $12,000.

On June 1, 2011, the Company issued 75,000 shares of its common stock to a consultant for business development services rendered. The Company valued these common shares at the fair value of $0.20 per common share based on the fair value of services provided. In connection with issuance of these common shares, the Company recorded professional fees of $15,000.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

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

As of June 30, 2011, no shares of common stock have been issued under the Plan.

NOTE 6 – COMMITMENT AND CONTINGENCIES

Retainer Agreement – Registered Direct Offering

On June 28, 2011 theCompany signed a retainer agreement with its attorney to act as counsel for the Company with respect toa registered direct financing transaction (the “financing”) for a fee of $75,000 payable as follows plus expenses:

1.	In the event that the Financing closes. $75,000 to be paid from the proceeds of the Financing: or
2.	In the event that the Financing does not close, $1,500 cash per month for a period of 24 months and 200,000 shares of common stock.

Agreement for Exclusive Placement Agent

In connection with the Company’s plans to raise funds, on June 29, 2011, the Company signed an agreement with Rodman &Renshaw, LLC ("Rodman" orthe "Placement Agent"), whereby Rodman shall serve as the exclusive placement agent for the Company, on a "reasonable best efforts" basis, in connection with a proposed placement (the "Placement") of registered securities (the "Securities") of the Company, including shares of the Company's common stock, par value $0.001 per share (the "Shares" or "Common Stock") and warrants to purchase shares of Common Stock.   As compensation for the services provided by Rodman hereunder, the Company agrees to pay to Rodman:

(A) The fees set forth below with respect to the Placement:

1.	A cash fee payable immediately upon the closing of the Placement and equal to 7% of the aggregate gross proceeds raised in the Placement.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 6 – COMMITMENT AND CONTINGENCIES (continued)

2.
Such number of warrants (the "Rodman Warrants") to Rodman or its designees at the Closing to purchase shares of Common Stock equal to 7% of the aggregate number of Shares sold in the Placement, plus any Shares underlying any convertible Securities sold in the Placement to such purchasers. The Rodman Warrants shall have the same terms as the warrants (if any) issued to the Purchasers in the Placement except that the exercise price shall be 125% of the public offering price per share and the expiration date shall be five years from the effective date of the required registration statement.  The Rodman Warrants shall not have anti-dilution protections or be transferable for six months from the date of the Placement, except as permitted by Financial Industry Regulatory Authority (''FINRA'') Rule 5110, and further, the number of Shares underlying the Rodman Warrants shall be reduced if necessary to comply with FINRA rules or regulations.

(B) The Company also agrees to pay to Rodman a non-accountable expense allowance equal to 2.0% of the aggregate gross proceeds raised in the Placement (provided, however, that such expense cap in no way limits or impairs the indemnification and contribution provisions of this Agreement). Such non-accountable expense allowance shall be payable immediately upon (but only in the event of) the closing of the Placement. The Company shall also pay a $7,500 advance to Rodman upon execution of this Agreement, which shall be applied against the 2.0% non-accountable expense allowance.

Consulting Agreement for Business Development Services

On June 1, 2011, the Company entered into a consulting agreement for financials and business advisory services.  In connection with the agreement, the Company paid the consultant cash of $5,000 and issued 75,000 shares of its common stock.The Company valued these common shares at the fair value of $0.20 per common share based on the fair value of services provided. In connection with issuance of these common shares, the Company recorded professional fees of $15,000. Inaddition, if directly or indirectly as a result of introductions or other efforts of the consultant, one or more individuals or entities purchases or invests in the Company, the Company shall pay the consultant (a) 10% of the amount of the investment and (b) a non-accountable expense allowance of 3% of the aggregate amount of the investment and (c) a cashless warrant representing underlying shares equal to 10% of the shares purchased in any investment, which will be exercisable for seven years at the same exercise price as the investors.

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

We monetize our social games through virtual currencies through Radium One (formerly gWallet) and banner ads through Cubics.com, a division of adKnowledge. Our mobile applications are monetized by either charging fees for downloading through the Apple iTunes Store or by offering free applications with banner advertising supplied by Cubics. To date, we have commenced limited operations and will require outside capital to implement our business model.

 Limited Operating History

We have generated limited financial history and have not previously demonstrated that wewill be able to expand ourbusiness. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the six months ended June 30, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the six months ended June 30, 2011 and 2010, respectively.

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

We recognize revenues from the placement of banner ads on social games and mobile applications upon placement of the banner and when collection is reasonably assured.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of June 30, 2011. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

Revenues

For the six months ended June 30, 2011 and 2010, we recognized revenues of $8,535 and $203 respectively from the sale of games and from advertising.For thethree months ended June 30, 2011 and 2010, we recognized revenues of $2,428 and $150 respectively from the sale of games and from advertising. The increases were mainly attributable to the sale of applications and advertising revenues related to games that were not yet developed in the 2010 period.

Operating Expenses

For the six months ended June 30, 2011 and 2010, operating expenses amounted to $162,705 and $235,660 respectively, a decrease of $72,955 or 31.0%. For the three months ended June 30, 2011 and 2010, operating expenses amounted to $56,588 and $176,284, respectively, a decrease of $119,696 or 67.9%.  Changes in operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Research and development	$7,783	$136,737	$43,960	$180,504
Administrative compensation	3,000	19,150	10,000	29,250
Professional fees	37,733	3,025	85,075	3,350
Other selling, general and administrative	8,072	17,372	23,670	22,556

	$56,588	$176,284	$162,705	$235,660

•
For the six months ended June 30, 2011, research and development expenses,which consists primarily of salaries and fees paid to third parties for the development of software and applicationsdecreased by $136,544 or 75.6% as compared to the same period in 2010.  For the three months ended June 30, 2011, research and development expenses decreased by $128,954 or 94.3% as compared to the same period in 2010.  Due to a lack of working capital, we reduced the number of research and development personnel. In May 2011, we temporarily ceased our research and development activities until we generate sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans. At such time we will resume our research & developmentactivities to develop new applications.

•
For the six months ended June 30, 2011, administrative compensation decreased by $19,250 or 65.8% as compared to the same period in 2010.  For the three months ended June 30, 2011, administrative compensation decreased by $16,150 or 84.3% as compared to the same period in 2010.We have reduced administrative staff due to the lack of working capital.  For the three and six months ended June 30, 2011, administrative compensation includes $3,000 of services contributed to us by our chief executive officer.

•
For the six months ended June 30, 2011, professional fees increased by $81,725 or 2,439.6% as compared to the same period in 2010.  For the three months ended June 30, 2011, professional fees increased by $34,708 or 1,147.4% as compared to the same period in 2010.  We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. Additionally, during the six and three months ended June 30, 2011, we incurred stock based professional fees of $15,000 related to business development services.

•
For the six months ended June 30, 2011, other selling, general and administrative expenses increased by $1,114 or 4.9% as compared to the same period in 2010.  For the three months ended June 30, 2011, other selling, general and administrative expenses decreased by $9,300 or 53.5% as compared to the same period in 2010.   During the three months ended June 30, 2011, we reduced general and administrative expenses due to a lack of working capital. We expectother selling, general and administrative expenses to increase in the future at such time as we resume the implementation of our business plan.

Other Income

For the six months ended June 30, 2011 and 2010, we recognized interest income of $37 and $375, respectively. For the three months ended June 30, 2011 and 2010, we recognized interest income of $4 and $273, respectively. The decrease in interest income was attributable to having a lower cash balance with which to earn interest on.

Net Loss

As a result of the factors described above, our net loss for the six months ended June 30, 2011 and 2010 was $154,133 and $235,082, or a net loss per common share of $0.01 and $0.01 (basic and diluted), respectively. Our net loss for the three  months ended June 30, 2011 and 2010 was $54,156 and $175,861, or a net loss per common share of $0.00 and $0.01 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At June 30, 2011, we had a cash balance of $28,793 and a working capital deficit of $13,765. Since inception, we raised gross proceeds of $692,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2011.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

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

Selling and marketing expenses- Sales and marketing is performed through the placement of ads on social media networks such as Facebook. Upon the resumption of the implementation of our business plan, we estimate that we will incur approximately $18,000 during a twelve month period on these advertisements.

Research and development activities- In May 2011, we temporarily ceased our research and development activities until we generate sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans.  We have reduced our other research and development costs which presently only consist of hosting fees and server maintenance to approximately $1,000 per month. Upon the resumption of the implementation of our business plan, we estimate that we will incur approximately $250,000 during a twelve month period on research and development activities.

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

As of August 4, 2011, we have a cash balance of approximately $15,341. Accordingly, we will need additional cash of $397,659 to continue the implementation our business plan over the next 12 months assuming we collect expected sales of $60,000. Based on our projected monthly working capital needs, we have approximately three months of working capital remaining. We have scaled back our operations, and have reduced our monthly operating expenses from $40,000 per month to under $5,000 per month. It will be unlikely that we will be able to pursue our overall business plan without raising additional working capital.

In connection with our plans to raise funds, we signed an agreement with Rodman &Renshaw, LLC ("Rodman" or the "Placement Agent"), whereby Rodman shall serve as the exclusive placement agent for the Company, on a "reasonable best efforts" basis, in connection with a proposed placement (the "Placement") of registered securities (the "Securities") of the Company, including shares of the Company's common stock, par value $0.001 per share (the "Shares" or "Common Stock") and warrants to purchase shares of Common Stock.   As compensation for the services provided by Rodman hereunder, the Company agrees to pay to Rodman:

(A) The fees set forth below with respect to the Placement:

1. A cash fee payable immediately upon the closing of the Placement and equal to 7% of the aggregate gross proceeds raised in the Placement.
2. Such number of warrants (the "Rodman Warrants") to Rodman or its designees at the Closing to purchase shares of Common Stock equal to 7% of the aggregate number of Shares sold in the Placement, plus any Shares underlying any convertible Securities sold in the Placement to such purchasers. The Rodman Warrants shall have the same terms as the warrants (if any) issued to the Purchasers in the Placement except that the exercise price shall be 125% of the public offering price per share and the expiration date shall be five years from the effective date of the required registration statement.  The Rodman Warrants shall not have anti-dilution protections or be transferable for six months from the date of the Placement, except as permitted by Financial Industry Regulatory Authority (''FINRA'') Rule 5110, and further, the number of Shares underlying the Rodman Warrants shall be reduced if necessary to comply with FINRA rules or regulations.

(B) The Company also agrees to pay to Rodman a non-accountable expense allowance equal to 2.0% of the aggregate gross proceeds raised in the Placement (provided, however, that such expense cap in no way limits or impairs the indemnification and contribution provisions of this Agreement). Such non-accountable expense allowance shall be payable immediately upon (but only in the event of) the closing of the Placement. The Company shall also pay a $7,500 advance to Rodman upon execution of this Agreement, which shall be applied against the 2.0% non-accountable expense allowance.

Operating activities

For the six months ended June 30, 2011 and 2010, net cash flows used in operating activities amounted to $112,533 and $246,187, respectively. For the six months ended June 30, 2011, net cash used in operations of $112,533 and was primarily attributable to our net losses of $154,133 offset by the add back of non-cash items such as depreciation expense of $673, stock based compensation of $27,000, and contributed services of $3,000 and changes in operating assets and liabilities of $10,927. For the six months ended June 30, 2010, net cash used in operation of $246,187 and was primarily attributable to our net losses of $235,082 offset by the add back of non-cash items such as depreciation expense of $371 and changes in operating assets and liabilities of $(11,476).

Investing activities

For the six months ended June 30, 2011 and 2010 net cash used in investing activities were $0 and $5,895, respectively, and represented the purchase of property and equipment.

Financing activities

For the six months ended June 30, 2011 and 2010 net cash flows provided by financing activities was $19,900 and $520,600, respectively. In the 2011 period, we received proceeds from notes payable of $20,000 and repaid a subscription payable of $100. In the 2010 period, we received $520,600  from the receipt of proceeds from the sale of common stock.

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

Item 4.     Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2011, we issued 80,000 shares of our common stock to the Company’s chief financial officer for services rendered. We valued these common shares at the fair value of $0.15 per common share based on the sale of common stock in a private placement at $0.15 per common share.

On June 1, 2011, we issued 75,000 shares of our common stock to a consultant for business development services rendered. We valued these common shares at the fair value of $0.20 per common share based on the fair value of services provided.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.     (Removedand Reserved).

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

APPS GENIUS CORP

Date: August[ ], 2011	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer

Date: August[ ], 2011	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer