Form 10-Q
period 2011-09-30
Apps Genius Corp
filed 2011-11-14
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-170715

APPS GENIUS CORP
 (Name of Registrant as specified in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

157 Broad Street, Suite 109C
Red Bank, NJ 07701
 (Address of principal executive office)

(732) 530-1267
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  26,221,400 shares of common stock are issued and outstanding as of November 10, 2011.

APPS GENIUS CORP
FORM 10-Q
September 30, 2011

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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPS GENIUS CORP
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$13,113	$121,426
Accounts receivable	1,434	4,163
Prepaid expenses	175,556	-
Deferred financing costs	7,500	-

Total Current Assets	197,603	125,589

PROPERTY AND EQUIPMENT, net	4,740	5,750

Total Assets	$202,343	$131,339

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$75,000	$-
Note payable - related party	5,000	-
Accounts payable and accrued expenses	32,325	13,294
Accounts payable - related party	12,000	2,500
Due to related party	129	100

Total Current Liabilities	124,454	15,894

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at September 30, 2011 and December 31, 2010)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
26,151,400 and 25,596,400 shares issued and outstanding
at September 30, 2011 and December 31, 2010, respectively)	26,151	25,596
Additional paid-in capital	846,469	690,024
Accumulated deficit	(794,731)	(600,175)

Total Stockholders' Equity	77,889	115,445

Total Liabilities and Stockholders' Equity	$202,343	$131,339

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET REVENUES	$1,915	$11,671	$10,450	$11,724

OPERATING EXPENSES:
Research and development	-	252,547	43,960	296,314
Administrative compensation	12,000	42,108	40,025	52,208
Professional fees	24,416	37,220	91,466	37,545
Other selling, general and administrative	5,218	42,929	28,888	48,113

Total Operating Expenses	41,634	374,804	204,339	434,180

LOSS FROM OPERATIONS	(39,719)	(363,133)	(193,889)	(422,456)

OTHER INCOME (EXPENSE):
Interest expense	(675)	-	(675)	-
Interest expense - related party	(29)	-	(29)	-
Interest income	-	568	37	670

Total Other Income (Expense)	(704)	568	(667)	670

NET LOSS	$(40,423)	$(362,565)	$(194,556)	$(421,786)

NET LOSS PER COMMON SHARE:
Basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	25,799,226	25,585,530	25,687,078	24,348,630

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194,556)	$(421,786)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	30,444	-
Contributed services	6,000	-
Depreciation	1,010	708
Changes in assets and liabilities:
Accounts receivable	2,729	(9,799)
Prepaid expenses	(55,000)	-
Accounts payable and accrued expenses	19,031	(5,347)
Accounts payable - related party	9,500	-
Due to related parties	29	(1,157)

NET CASH USED IN OPERATING ACTIVITIES	(180,813)	(437,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,895)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	75,000	-
Proceeds from note payable - related party	5,000	-
Payment of deferred financing costs	(7,500)	-
Repayment of subscription payable	-	(18,600)
Proceeds from sale of common stock	-	670,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,500	652,000

NET (DECREASE) INCREASE IN CASH	(108,313)	208,724

CASH - beginning of year	121,426	40,100

CASH - end of period	$13,113	$248,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for future services	$120,556	$-

See notes to unaudited financial statements.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $194,556 and $180,813, respectively, for the nine months ended September 30, 2011 and an accumulated deficit of $794,731 at September 30, 2011 and has minimal revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
SEPTEMBER 30, 2011

NOTE 1 –	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Balances at financial institutions in the United States are insured up to $250,000 at each bank. There were no deposits in excess of federally insured limits at September 30, 2011.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentration of revenue

The Company sells its products to its customers through five revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the nine months ending September 30, 2011 as follows:

Arrangement	Percentage of total revenues	Percentage of accounts receivable balance at September 30, 2011
1	50.9%	12.8%
2	29.1%	0.0%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2011 and December 31, 2010, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

Fair value measurements and fair value of financial instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

*	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

*
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

*
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, notes payable, and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2011 or 2010.

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
SEPTEMBER 30, 2011

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

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2011 and 2010. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the nine months ended September 30, 2011 and 2010, advertising expense was $215 and $2,000, respectively.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For the nine months ended September 30, 2011 and 2010, research and development costs were $43,960 and $296,314, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2011 and 2010, the Company did not have potentially dilutive common stock equivalents.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 2 -	PROPERTY AND EQUIPMENT

At September 30, 2011 and December 31, 2010, property and equipment consist of the following:

	Useful Life	2011	2010
Office equipment and furniture	5-7 Years	$214	$214
Computer equipment	5 Years	6,581	6,581
		6,795	6,795
Less: accumulated depreciation		(2,055)	(1,045)
		$4,740	$5,750

For the nine months ended September 30, 2011 and 2010, depreciation expense amounted to $1,010 and $708, respectively.

NOTE 3 –	RELATED PARTY TRANSACTIONS

Note payable – related party

In August 2011, the Company entered into a note agreement with Adam Kotkin, the Company’s chief executive officer (“CEO”). The note is unsecured, bears interest at 6.0% and is due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which the Company will accrue at an annual interest rate of 6.5%. At September 30, 2011, the principal amount due under this loan amounted to $5,000. At September 30, 2011, interest due under the note amounted to $29 which has been included in due to related party on the accompanying balance sheet. For the nine months ended September 30, 2011, interest expense related to this note amounted to $29.

Other

The Company’s CEO from time to time, provided advances to the Company for working capital purposes. At September 30, 2011 and December 31, 2010, the Company had a payable to the CEO of $100 and $100, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheet.

As of September 30, 2011 and December 31, 2010, the Company owed $12,000 and $2,500 to a company owned by its chief financial officer for services rendered, respectively.

During the nine months ended September 30, 2011, an officer donated services valued at $6,000 which was treated as contributed capital.

NOTE 4 –	NOTES PAYABLE

On June 28, 2011, the Company entered into two note agreements with two individuals. The notes are unsecured, bear interest at 6.0% and are due on the earlier of 1) December 28, 2011 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which the Company will accrue at an annual interest rate of 6.5%. At September 30, 2011, the principal amount due under the loans amounted to $20,000.

In August 2011, the Company entered into three note agreements with three parties. The notes are unsecured, bear interest at 6.0% and are due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which the Company will accrue at an annual interest rate of 6.5%. At September 30, 2011, the principal amounts due under the loans amounted to $55,000.

At September 30, 2011, interest amounts due under the loans amounted to $674. The weighted average interest rate on the Company’s short-term obligations was 6%.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 5 –	STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors’.  There were no shares designated as of September 30, 2011.

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

On September 19, 2011, the Company issued 400,000 shares of its common stock to a consultant for investor relations services to be provided over a one-year term. The Company valued these common shares at the fair value of $0.31 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded professional fees in 2011 of $3,444 and a prepaid expense at September 30, 2011 of $120,556.

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

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be five million (5,000,000) shares; provided, however ,  that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year.

As of September 30, 2011, no shares of common stock have been issued under the Plan.

NOTE 6 –	COMMITMENT AND CONTINGENCIES

Retainer Agreement – Registered Direct Offering

On June 28, 2011 the Company signed a retainer agreement with its attorney to act as counsel for the Company with respect to a registered direct financing transaction (the “financing”) for a fee of $75,000 payable as follows plus expenses:

1.	In the event that the Financing closes. $75,000 to be paid from the proceeds of the Financing: or

2.	In the event that the Financing does not close, $1,500 cash per month for a period of 24 months and 200,000 shares of common stock.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 6 –	COMMITMENT AND CONTINGENCIES (continued)

Agreement for Exclusive Placement Agent

In connection with the Company’s plans to raise funds, on June 29, 2011, the Company signed an agreement with Rodman &Renshaw, LLC ("Rodman" or the "Placement Agent"), whereby Rodman shall serve as the exclusive placement agent for the Company, on a "reasonable best efforts" basis, in connection with a proposed placement (the "Placement") of registered securities (the "Securities") of the Company, including shares of the Company's common stock, par value $0.001 per share (the "Shares" or "Common Stock") and warrants to purchase shares of Common Stock.   The Company and Rodman amended the agreement on August 8, 2011. As compensation for the services provided by Rodman hereunder, the Company agrees to pay to Rodman:

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

(B) The Company agreed to pay Rodman a fee equal to 5% in kind consideration of the aggregate consideration paid or received by the Company in connection with a transaction consummated during the term or tail period, as defined, with (a) a candidate introduced to the Company by Rodman (a “Rodman Candidate”) or (b) a candidate introduced to the Company by a Rodman candidate. A transaction or combination of transactions shall include the purchase of sale of assets or outstanding stock, or a merger, acquisition or other business combinations.

(C) The Company also agrees to pay to Rodman a non-accountable expense allowance equal to 2.0% of the aggregate gross proceeds raised in the Placement (provided, however, that such expense cap in no way limits or impairs the indemnification and contribution provisions of this Agreement). Such non-accountable expense allowance shall be payable immediately upon (but only in the event of) the closing of the Placement. In September 2011, the Company paid a $7,500 advance to Rodman upon execution of this Agreement, which shall be applied against the 2.0% non-accountable expense allowance. At September 30, 2011, the $7,500 advance has been reflected as deferred financing costs on the accompanying balance sheet.

Consulting Agreement for Business Development Services

On June 1, 2011, the Company entered into a consulting agreement for financials and business advisory services.  In connection with the agreement, the Company paid the consultant cash of $5,000 and issued 75,000 shares of its common stock.  The Company valued these common shares at the fair value of $0.20 per common share based on the fair value of services provided. In connection with issuance of these common shares, the Company recorded professional fees of $15,000. In addition, if directly or indirectly as a result of introductions or other efforts of the consultant, one or more individuals or entities purchases or invests in the Company, the Company shall pay the consultant (a) 10% of the amount of the investment and (b) a non-accountable expense allowance of 3% of the aggregate amount of the investment and (c) a cashless warrant representing underlying shares equal to 10% of the shares purchased in any investment, which will be exercisable for seven years at the same exercise price as the investors.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 –	SUBSEQUENT EVENTS

Licensing Agreement

On October 17, 2011 (the “Effective Date”), the Company entered into an exclusive, worldwide licensing agreement (the “License Agreement”) with NEP Snooki Enterprises, LLC (the “Licensor”) and Starz Management & PR (“Starz”), which grants the Company the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Apps”) to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms. Pursuant to the License Agreement, the Company will develop a total of four Apps within one year of the Effective Date (the “Initial Term”), with the release of the first App scheduled for late November 2011. The term of the License (the “Term”) shall be one (1) year from the earlier of (i) the Release Date of fourth App described above or (ii) eight months after the Effective Date.  In the event that the Company successfully releases four Products within the Term, the Company, with the mutual agreement of the parties and the payment of the an additional cash fee, shall be entitled to release up to four additional new Products and the Initial Term shall be extended for an additional one-year period.

In consideration for the exclusive license granted by Licensor during the Initial Term, the Company paid a non-refundable license fee of $55,000 (the “Cash Fee”). In the event that the Company and the Licensor mutually agree to extend the Term and produce additional products, then upon such mutual agreement, the Company shall pay an Additional Cash Fee of $50,000. The Company shall be entitled to recover the Cash Fees or Additional Cash Fees from any revenue generated by the sale of the products related to the License Agreement by deducting the Cash Fee (or Additional Cash Fees, if applicable) prior to the payment of any royalties, as described below; provided, however, the Company shall only be entitled to deduct a maximum of $13,750 for each product.

The Company shall pay Licensor non-returnable royalties (“Royalties”) in an amount equal to 50% of the revenue generated, directly or indirectly, from the virtual sale of the Products, advertising sponsorship, commercial tie-ins and/or product placement related to the licensed property, and shall pay Starz Royalties equal to 10% of the revenue generated from the sale of the products related to the licensed property. The revenue shall be calculated as the gross revenue less any mandatory third party commissions, including fees from all sites that sell and market the products and any additional marketing or advertising expenses, and any recovery of Cash Fees as permitted, as discussed above.

In addition, the Company has issued Licensor or assignees warrants exercisable for the purchase of 1,100,000 shares of the Company’s common stock at an exercise price equal to $0.31 per share on a for-cash or cashless exercise basis (the “Warrants”) and 70,000 shares of the Company’s common stock were issued to Starz.  The Warrants will be exercisable by Licensor until the later of (iii) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (iv) eighteen (18) months following the Effective Date.  If at any time after the six (6) month anniversary of the date hereof, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder, then this Warrant may be exercised, in whole or in part, at such time by means of a cashless exercise.

The Company shall account for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”.

The Company calculated the fair value of the 1,100,000 warrants granted using the Black-Scholes option pricing model and recorded the fair value of $147,884 as a deferred license costs which will be amortized over the initial estimated license term of 18 months.  In applying the Black-Scholes method, the Company calculated volatility based upon the volatility of several similar companies with historical market prices for their common stock, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 23 months. Since the expiration date of the warrants has not been determined, the fair market value of warrants granted pursuant to the License Agreement is subject to adjustment by the Company if the estimates of the initial expiration date changes.

In connection with issuance of the 70,000 shares of the Company’s common stock, the Company valued these common shares at the fair value of $0.315 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded a deferred license cost of $22,050 which will be amortized over the initial estimated license term of 18 months.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended September 30, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the nine months ended September 30, 2011 and 2010, respectively.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2011. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

Revenues

For the nine months ended September 30, 2011 and 2010, we recognized revenues of $10,450 and $11,724 respectively from the sale of games and from advertising.  For the three months ended September 30, 2011 and 2010, we recognized revenues of $1,915 and $11,671 respectively from the sale of games and from advertising. The decreases were mainly attributable to the lack of marketing and promotional efforts due to the Company’s lack of working capital.

Operating Expenses

For the nine months ended September 30, 2011 and 2010, operating expenses amounted to $204,339 and $434,180 respectively, a decrease of $229,841 or 52.9%. For the three months ended September 30, 2011 and 2010, operating expenses amounted to $41,634 and $374,804, respectively, a decrease of $333,170 or 88.9%.  Changes in operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Research and development	$-	$252,547	$43,960	$296,314
Administrative compensation	12,000	42,108	40,025	52,208
Professional fees	24,416	37,220	91,466	37,545
Other selling, general and administrative	5,218	42,929	28,888	48,113

	$41,634	$374,804	$204,339	$434,180

*
For the nine months ended September 30, 2011, research and development expenses, which consists primarily of salaries and fees paid to third parties for the development of software and applications decreased by $252,354 or 85.2% as compared to the same period in 2010.  For the three months ended September 30, 2011, research and development expenses decreased by $252,547 or 100% as compared to the same period in 2010.  Due to a lack of working capital, we reduced the number of research and development personnel. In May 2011, we temporarily ceased our research and development activities until we generate sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans. At such time we will resume our research & development activities to develop new applications.

*
For the nine months ended September 30, 2011, administrative compensation decreased by $12,183 or 23.3% as compared to the same period in 2010.  For the three months ended September 30, 2011, administrative compensation decreased by $30,108 or 71.5% as compared to the same period in 2010. We have reduced administrative staff due to the lack of working capital.  For the nine months ended September 30, 2011, administrative compensation includes $6,000 of services contributed to us by our chief executive officer.

*
For the nine months ended September 30, 2011, professional fees increased by $53,921 or 143.6% as compared to the same period in 2010.  For the three months ended September 30, 2011, professional fees decreased by $12,804 or 34.4% as compared to the same period in 2010.  We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. Additionally, during the three and nine months ended September 30, 2011, we incurred stock based professional fees of $3,444 and $30,444 related to business development and investor relations services, respectively.

*
For the nine months ended September 30, 2011, other selling, general and administrative expenses decreased by $19,225 or 40.0% as compared to the same period in 2010.  For the three months ended September 30, 2011, other selling, general and administrative expenses decreased by $37,711 or 87.8% as compared to the same period in 2010.   During the three months ended September 30, 2011, we reduced general and administrative expenses due to a lack of working capital. We expect other selling, general and administrative expenses to increase in the future at such time as we resume the implementation of our business plan.

Other Income

For the nine months ended September 30, 2011 and 2010, we recognized interest income of $37 and $670, respectively. For the three months ended September 30, 2011 and 2010, we recognized interest income of $0 and $568, respectively. The decrease in interest income was attributable to having a lower cash balance with which to earn interest on. Additionally, for the three and nine months ended September 30, 2011, we incurred aggregate  interest expense of $704 and $704 related to outstanding notes payable and a related party note, respectively,

Net Loss

As a result of the factors described above, our net loss for the nine months ended September 30, 2011 and 2010 was $194,556 and $421,786, or a net loss per common share of $0.01 and $0.02 (basic and diluted), respectively. Our net loss for the three  months ended September 30, 2011 and 2010 was $40,423 and $362,565, or a net loss per common share of $0.00 and $0.01 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At September 30, 2011, we had a cash balance of $13,113. Since inception, we raised gross proceeds of $692,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. Additionally, from June 2011 to September 2011, we borrowed $80,000 ($75,000 from third parties and $5,000 from our chief executive officer). These funds were used to working capital purposes and to pay the fee for the License Agreement. We currently have no material commitments for capital expenditures. We need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, grow our company, and to develop products as required by our License Agreement. We do not anticipate we will be profitable in 2011.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

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

Assuming that we receive financing, our business plan within 12 months is outlined below:

Description	Estimate Cost
Selling and marketing expenses	$18,000
Research and development activities	$250,000
Professional fees, including fees associated with becoming a public company	$175,000
General and administrative	$130,000

Total	$573,000

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

Professional fees, including fees associated with becoming a public company – Primarily includes professional fees associated with becoming a public company as summarized as follows:

Amount
Auditing fees	$50,000
Legal fees	120,000
Other professional fees	5,000

Total	$175,000

General and administrative – Over the next 12 months, we estimate that we will incur general and administrative expenses as follows:

Amount
Administrative salaries and benefits	$125,000
Other	5,000

Total	$130,000

As of November 10, 2011, we have a cash balance of approximately $8,500. Accordingly, in order to pay our outstanding obligations of approximately $124,000 at September 30, 2011 and to continue to implement our business plan, we will need additional cash of $605,500 over the next 12 months assuming we collect expected sales of $100,000. Based on our projected monthly working capital needs, we need working capital to pay our outstanding obligations, to fund our business plan, and to continue operating. We have scaled back our operations, and have reduced our monthly operating expenses from $40,000 per month to under $5,000 per month. It will be unlikely that we will be able to pursue our overall business plan without raising additional working capital.

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

(B) The Company agreed to pay Rodman a fee equal to 5% in kind consideration of the aggregate consideration paid or received by the Company in connection with a transaction consummated during the term or tail period, as defined, with (a) a candidate introduced to the Company by Rodman (a “Rodman Candidate”) or (b) a candidate introduced to the Company by a Rodman candidate. A transaction or combination of transactions shall include the purchase of sale of assets or outstanding stock, or a merger, acquisition or other business combinations.

(C) The Company also agreed to pay to Rodman a non-accountable expense allowance equal to 2.0% of the aggregate gross proceeds raised in the Placement (provided, however, that such expense cap in no way limits or impairs the indemnification and contribution provisions of this Agreement). Such non-accountable expense allowance shall be payable immediately upon (but only in the event of) the closing of the Placement. In September 2011, we paid a $7,500 advance to Rodman upon execution of this Agreement, which shall be applied against the 2.0% non-accountable expense allowance.

Operating activities

For the nine months ended September 30, 2011 and 2010, net cash flows used in operating activities amounted to $180,813 and $437,381, respectively. For the nine months ended September 30, 2011, net cash used in operations of $180,813 was primarily attributable to our net losses of $194,556 offset by the add back of non-cash items such as depreciation expense of $1,010, stock based compensation of $30,444, and contributed services of $6,000, and changes in operating assets and liabilities of $23,711. For the nine months ended September 30, 2010, net cash used in operation of $437,381 was primarily attributable to our net losses of $421,786 offset by the add back of non-cash items such as depreciation expense of $708 and changes in operating assets and liabilities of  $(16,303).

Investing activities

For the nine months ended September 30, 2011 and 2010 net cash used in investing activities were $0 and $5,895, respectively, and represented the purchase of property and equipment.

Financing activities

For the nine months ended September 30, 2011 and 2010 net cash flows provided by financing activities was $72,500 and $652,000, respectively. In the 2011 period, we received proceeds from notes payable of $75,000, received proceeds from a note payable – related party of $5,000, and paid $7,500 of deferred financing costs.  In the 2010 period, we received net proceeds of $652,000 from the sale of our common stock.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of September 30, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Notes payable	$75,000	$75,000	$-	$-	$-
Note payable – related party	5,000	5,000
Total contractual obligations	$80,000	$80,000	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.	Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 19, 2011, we issued 400,000 shares of our common stock to a consultant for investor relations services rendered. We valued these common shares at the fair value of $0.31 per common share based on the quoted trading price of common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded professional fees in 2011 of $3,444 and a prepaid expense at September 30, 2011 of $120,556.

These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that Act,.  Each person to whom the shares were issued was an accredited investor and acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend.  No brokerage fees were paid in connection with any of these stock issuances.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Letter of Agreement with The Investor Relations Group dated September 19, 2011.
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1*	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Apps Genius Corp., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPS GENIUS CORP

Date: November 14, 2011	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer