Form 10-K
period 2011-12-31
Apps Genius Corp
filed 2012-03-30
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170715

Apps Genius Corp
 (Exact name or registrant in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

824 S.E. 8th Avenue, Suite 207 Deerfield Beach, FL33441	07701
(Address of principal executive offices)	(Zip Code)

(732) 530-1267
 (Registrant’s telephone number, including area code)

157 Broad Street, Suite 109c, Red bank, NJ 07701
(Former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,307,949.

As of March 26, 2012, the registrant had 32,399,322 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

APPS GENIIUS CORP
FORM 10-K

PART I

ITEM 1.	BUSINESS.

Overview

Apps Genius Corp, develops markets, publishes and distributes social games and software applications that consumers can use on a variety of platforms. The platforms include social networks, wireless devices such as cellular phones and smart phones including the Apple iPhone™ and standalone websites.  To date, we have released several applications including ‘Bruisers’, a game application for Facebook, ‘My Mad Millions’, a game application for Facebook™, Drama Llama, an application for Facebook™, ‘Slap a Friend’, a game application for the Apple Iphone™, Bed Bug Alert, a utility application for Apple Iphone™ and Crazy Dream Application for Facebook™, Snookify Me! application for Iphone and Android, and Snooki’s Match Game Application for Facebook.   Apps Genius Corp’s goal is to develop and publish new titles on a recurring basis that are based on the same property and gaming platform.

The three key philosophies that are incorporated into each of our gaming titles are:

1. Make players feel like they’re playing with their real friends
2. Offer ways for players to express their personality, and
3. Provide a fantasy world environment that allows players to roll play as if they are living as a rock star or a multimillionaire.

Allowing players to go cross platform to invite their friends to their social gaming or mobile application experience creates the personalization necessary to create loyal and addicted users.  Further integration with wireless devices widens the reach and increases time played and revenue opportunities.

Revenue Model

We monetize our social games through virtual currencies through RadiumOne (formerly, gWallet), Facebook Credits and banner ads through Cubics.com, a division of AdKnowledge. Our mobile applications are monetized by either charging fees for downloading through the ITunes Apple Store or by offering free applications with banner advertising supplied by Cubics.

Virtual Currency

Some of our Social Games contain a virtual currency or points system. One such example is in our game “My Mad Millions” we issue “MMM Points” to our users that allow users to level up and gain special privileges.  Users collect points by moving through the levels, buying them or completing offers from third-party advertisers that convert into points or virtual currency. For example, your users can now purchase “My Mad Millions points” directly by using Facebook Credits payments system.  Users can also earn points by completing surveys, completing deals, or watching videos that are offered on an Offer Wall in the game provided through our relationship with Facebook Credits. When users make a purchase from one of the offers on our “Offer Wall”, complete a survey or purchase “My Mad Million” points using Facebook Credits, they get points in the game and can use them to level up or gain special privileges as they see fit.

Web Advertising

AppsGenius also uses its site to advertise for other companies.  We have entered into agreements with three companies where we agree to place banners or ads on our website. We receive a cash payment from the advertiser when a purchase is completed.  We currently have marketing relationships with Facebook Credits to provide a private label virtual currency system as well as third-party marketing offers.

We have also entered into an agreement with Cubics.com. Pursuant to this Agreement, we agree to download ads and banners from Cubics.com and we display them on our website.  Cubics.com then pays us at least $0.05 for every click that occurs on an ad or banner displayed on the Company’s website.

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

The games incorporate the social aspect of their host services by allowing users to group together in “crews”, “entourages”, or “families” (depending on the type of game). Many games give bonuses to players with larger lists of game-specific friends, and some features of their games are unavailable to users with small networks.

Business Model

Our business is supported in two manners: via partner businesses and Facebook Credit payments. Several of our games will require an “Energy” characteristic to play. Engaging in “Missions”, a core feature of many games, consume a certain amount of energy. After expending energy, it slowly replenishes to the character's maximum limit. This can take minutes or several hours (energy replenishes whether or not players are logged into the game). After energy is replenished, players can engage in additional missions. Waiting for energy to replenish is a significant limiting factor in the games. Their support mechanisms take advantage of this.

Our games will link to offers from a number of partners. Players can accept credit card offers, take surveys or buy services from our partners in order to obtain game credits, which allow them to replenish their character's energy or traded for other various virtual goods.

Players may directly convert Facebook Credits into points in our games.   From within the game, players can purchase the points for a fee: USD$5.00 for 20 game credits, for example.

Celebrity Entertainment Division

In August 2011, we launched our Celebrity Entertainment Division. Our aim with implementing the Celebrity Entertainment Division is to work with celebrities to create and distribute social games and software applications that consumers can use on a variety of platforms.

In that regard, on October 17, 2011, we entered into an exclusive, worldwide licensing agreement which grants us the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Snooki License”). Pursuant to the Snooki License, we will develop a total of four applications within one year of the execution of the License Agreement (the “Initial Term”), with the release of the first application occurring in November 2011. We have also retained the right to release four additional applications after the Initial Term, provided we successfully release four applications during the Initial Term.

On February 9, 2012, we entered into a binding term sheet (the “Term Sheet”) with Mike Sorrentino, MPS Entertainment, LLC, and Starz Management & PR, LLS (“Starz”) regarding an exclusive, worldwide licensing agreement, which would  grants us the right to use Mike Sorrentino (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms (the “Sorrentino Agreement”).Pursuant to the Term Sheet, we will develop a total of four apps within eighteen (18) months of the execution of the Sorrentino Agreement, with the release of the first, second, and third App occurring within 3 months, 6 months and 9 months of the Effective Date, respectively. The fourth App shall be released no later than 15 months from the Effective Date. The term of the License (the “Term”) shall be 18 months from the Effective Date.

Games Offered by Apps Genius

Currently we offer 8games for users to download and play. The following is a description of each game that we offer:

Snooki’s Match Game (Released February 8, 2012)
Snooki’s Match game is available on Facebook and is Snooki’s first Facebook game.Snooki's Match Game is a game where players have to match up couples and then they rate who is the hotter guido or guidette in each couple using the exclusive ‘GuidaMeeda’ rating system.

Snookify Me! (Released November 3, 2011)
Snookify Me! is available in both Apple iPhone and Google Android devices and is Snooki’s first and only Official App. Users can dress up and get their GTL (Gym Tan Lotion) on like the famous New Jersey Star in just seconds. Snookify Me! takes the most popular of Snooki’s clothes, hairstyles, sunglasses, jewelry and allows users to place them on photos of themselves, friends and even their pets. Images can be emailed, shared on Facebook walls and posted in a public gallery. Snookify Me! is available from both Apple Store and Google’s Market Place for $1.99.

(The above picture is a screenshot of the screen for the Snookify Me! app.)

Bruisers (Released February 2, 2011)
Bruisers is a turn based strategy war game available on Facebook™.  Players face off two of history’s deadliest assassins; Pirates and Ninjas. Players equip their men with weapons, ammo and other items that are available for purchase in the game using Facebook Credits.  Once properly equipped for battle, players ally with one another and with their friends on Facebook in order to build their stats and have the biggest, baddest team in the land.

Bruisers allows players to play with one another in real-time or play against a computer run bot.  The introduction of real-time playing to Bruisers adds to the amount of time that users play the game and the amount of items that they purchase using Facebook Credits to play Bruisers.

(The above picture is the home screen of Bruisers, where users can navigate to any part of the game)

My Mad Millions (Released October 13, 2010):
My Mad Millions is a social game application currently available on Facebook and MySpace. Players have to spend $300,000,000 in a virtual environment living the life of the rich and famous. The objective of the game is to spend all $300,000,000 without having any assets at the end.  Players advance in the game while interacting with their friends by completing missions and spending virtual money for themselves and their friends by renting mansions, yachts, exotic cars, private jets, and thousands of other luxuries.  Players also compete to lose money by buying virtual stocks in the stock market, betting in virtual casinos, and betting on current sporting events in the game.  Players can interact with each other, buy gifts for their friends, invite others to join their entourage, and hire them as employees to spend more money and spend it faster.

My Mad Millions creates a real-life and unique experience for players by using real images and prices of actual items that an individual with $300,000,000 may want to buy and could afford.

(The above picture depicts one of the shopping sprees in My Mad Millions where you rent a Yacht, hire a captain and choose a crew.)

Bed Bug Alert (Released October 20, 2010)
Bed Bug Alert has been released for use on the Apple iPhone and available through the Apple iTunes Store for $1.95, Bed Bug Alert allows users to geolocate reported sightings of bed bugs throughout the world. Data is received from several sources including media reports of bed bug sightings and outbreaks, user reported data and through combing through health department and building department websites throughout the United States.  Bed Bug Alert has been featured on various media outlets including the New York Times, USA Today, NBC and ABC.

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

Purchase of Jujewel Game

On March 21, 2012 we purchased the Jujewel game (“Jujewel”) from its developer. In addition to cash paid for the purchase of Jujewel, the developer has also agreed to provide certain management services with respect to Jujewel for a period of twelve months from the purchase date. In consideration for such management services, we have also agreed to issue the developer stock options to purchase our common stock and a revenue sharing arrangement.

Agreement with Apple to Download Applications

We have an agreement with Apple to provide our applications to its users for download to iTunes, iPhones and other Apple products. In connection with the Agreement, Apple is entitled to 30% of any revenue generated for each application or program that is downloaded to an Apple device by an Apple user. Currently, we offer three products through the Apple Agreement: (i) Slap-A-Friend; (ii) Snookify Me! and (iii) Bed Bug Alert. A copy of the Apple Agreement is incorporated by reference to Form S-1 filed with the SEC on November 19, 2010.

Patents and Trademarks

In June 2010, we filed a trademark application for My Mad Millions with the United States Patent & Trademark Office under Class 9 (interactive games) and Class 41 (entertainment services). The trademark was registered with the United States patent and Trademark Office on September 13, 2011 as Reg. No. 4,026,890 and willremain in force for 10 years from thedate of registration.

In January 2011, we filed a trademark application for Angry T*rds with the United States Patent & Trademark Office under Class 9 (interactive games). Even though we hold this trademark, we no longer market this app.

We have a patent pending for a method and apparatus for gaming reward platforms. The patent was filed on September 22, 2010 and the patent is still pending.

We have not filed any other patents or trademarks but may, in the future, determine it is advisable to file trademarks for our other interactive, online applications and games.

Outstanding Debt Obligations

On June 28, 2011, we issued promissory notes to two investors in the amount of $20,000. The notes were due on the earlier of December 28, 2011 or upon the closing of a financing in an amount greater than $250,000.

In August 2011, the Company entered into three note agreements with three parties. These notes are unsecured, bear interest at 6.0% and are due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which the Company will accrue at an annual interest rate of 6.5%. At December 31, 2011, the aggregate principal amounts due under these loans amounted to $55,000.

On November 15, 2011, we entered into a promissory note agreement with a third party in the amount of $26,150. The note bears interest at 6.0%, is secured by all of the assets of the Company and is due on the earlier of 1) May 15, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000. At our sole option, the Maturity Date may be extended from the Maturity Date for up to 12 months during which we will accrue at an annual interest rate of 6.5%.

On August 25 and December 28, 2011, we entered into a promissory note agreement with Mr. Adam Kotkin, our CEO, in the aggregate amount of $10,000. The notes bear interest at 6.0%, are secured by all of the assets of the Company and are due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000. At our sole option, the Maturity Date may be extended from the Maturity Date for up to 12 months during which we will accrue at an annual interest rate of 6.5%.

At December 31, 2011, the principal amounts due under the loans amounted to $111,150 and all notes were repaid in February 2012.

Additionally,  on January 3, 2012, we entered into two note agreements with two individuals in the aggregate amount of $7,500. These notes are secured, bear interest at 6.0% and are due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which the Company will accrue at an annual interest rate of 6.5%. These notes were repaid in February 2012.

Employees

As of March 26, 2012, we had 5 employees consisting of our Chief Executive Officer and Chief Financial Officer and 3 individual programmers/developers.

ITEM 1A.	RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 824 S.E. 8th Avenue Suite #207, Deerfield Beach, FL 33441 and our telephone number is (732) 530-1267.  On March 1, 2012 we executed a lease for our principal executive offices, which is currently in effect until August 31, 2012, and we currently pay $700 per month in rent.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINING SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board, ticker symbol “APGS.” The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing price of the common stock on March 26, 2012 was $0.10 per share. The high and low bid prices for trading of our stock for each of the quarters during 2011was as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011:
High	$-	$0.535	$1.00	$0.61
Low	$-	$0.35	$0.315	$0.315

Holders of Capital Stock

As of March 26, 2012 there were approximately 32 holders of record of our common stock.

Rule 144 Shares

As of the date of this annual report on Form 10-K, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

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

As of December 31, 2011, no instruments have been granted or issued under the Plan.

Dividend Policy

Since inception we have not paid any dividends on our ordinary shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our ordinary shares. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

We monetize our social games through virtual currencies through Radium One (formerly gWallet), Facebook Credits, and banner ads through Cubics.com, a division of adKnowledge. Our mobile applications are monetized by either charging fees for downloading through the Apple iTunes Store or by offering free applications with banner advertising supplied by Cubics. To date, we have commenced limited operations and will require outside capital to implement our business model.

In August 2011, we launched our Celebrity Entertainment Division. Our aim with implementing the Celebrity Entertainment Division is to work with celebrities to create and distribute social games and software applications that consumers can use on a variety of platforms. In that regard, on October 17, 2011, we entered into an exclusive, worldwide licensing agreement which grants us the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Snooki License”). Pursuant to the Snooki License, we will develop a total of four applications within one year of the execution of the License Agreement (the “Initial Term”), with the release of the first application occurring in November 2011. We have also retained the right to release four additional applications after the Initial Term, provided we successfully release four applications during the Initial Term.

On February 9, 2012, we entered into a binding term sheet (the “Term Sheet”) with Mike Sorrentino, MPS Entertainment, LLC, and Starz Management & PR, LLS (“Starz”) regarding an exclusive, worldwide licensing agreement, which would  grants us the right to use Mike Sorrentino (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms (the “Sorrentino  Agreement”).Pursuant to the Term Sheet, we will develop a total of four apps within eighteen (18) months of the execution of the Sorrentino Agreement, with the release of the first, second, and third App occurring within 3 months, 6 months and 9 months of the Effective Date, respectively. The fourth App shall be released no later than 15 months from the Effective Date. The term of the License (the “Term”) shall be 18 months from the Effective Date.

Limited Operating History

We have generated limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended December 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the years ended December 31, 2011 and 2010, respectively.

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

Some of the our social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays us a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by us of an electronic confirmation from the advertiser and when collection is reasonably assured.  Virtual currency revenue in 2011 and 2010 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

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

Results of Operations

For the Years Ended December 31, 2011 and 2010

Revenues

For the years ended December 31, 2011 and 2010, we recognized revenues of $16,824 and $22,896, respectively, from the sale of games and from advertising, a decrease of $6,072 or 26.5%. The decrease in revenues was mainly attributable to a decrease in the sale of previously developed applications and advertising revenues and a lack in the development of new games and applications due to a lack of working capital and development activities. Pursuant to the Snooki License discussed elsewhere herein, we will develop a total of four applications within one year of the execution of the License Agreement (the “Initial Term”), with the release of the first application occurring in November 2011. We have also retained the right to release four additional applications after the Initial Term, provided we successfully release four applications during the Initial Term. For the year ended December 31, 2011, revenue from the sale of the first Snooki application amounted to approximately $6,400. During 2012, we plan on developing new applications.

Operating Expenses

For the years ended December 31, 2011 and 2010, operating expenses amounted to $336,319 and $586,505 respectively, a decrease of $250,186 or 42.7%. Changes in operating expenses consisted of the following:

	Year ended December 31,
	2011	2010
Licensing fees and expenses	$40,672	$-
Research and development	44,860	375,922
Administrative compensation	52,025	68,108
Professional fees	164,766	56,467
Other selling, general and administrative	33,996	86,008

	$336,319	$586,505

*
For the year ended December 31, 2011, license fees and expenses amount to $40,672. We did not incur these expenses in the 2010 period.  On October 17, 2011 (the “Effective Date”),we entered into an exclusive, worldwide licensing agreement (the “License Agreement”) with NEP Snooki Enterprises, LLC (the “Licensor”) and Starz Management & PR (“Starz”), which grants us the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Apps”) to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms.Pursuant to the License Agreement, we will develop a total of four Apps within one year of the Effective Date (the “Initial Term”), and we released the first App in November 2011. The term of the License (the “Term”) shall be one (1) year from the earlier of (i) the Release Date of fourth App described above or (ii) eight months after the Effective Date.  In the event that we successfully releases four Products within the Term, we, with the mutual agreement of the parties and the payment of an additional cash fee, shall be entitled to release up to four additional new Products and the Term shall be extended for an additional one-year period. In consideration for the exclusive license granted by Licensor during the Initial Term, we paid a non-refundable license fee of $55,000 (the “Cash Fee”). In addition, we issued Licensor or assignees warrants exercisable for the purchase of 1,100,000 shares of the Company’s common stockat an exercise price equal to $0.31 per share on a for-cash or cashless exercise basis (the “Warrants”) and 70,000 shares of our common stock were issued to Starz.For the year ended December 31, 2011, we recorded licensing fees of $31,241 from the amortization of the above cash and equity fees and $9,431 in marketing and promotional fees, and insurance.

*
For the year ended December 31, 2011, research and development expenses, which consists primarily of salaries and fees paid to third parties for the development of software and applications decreased by $331,062 or 88.1% as compared to the same period in 2010.  Due to a lack of working capital, we reduced the number of research and development personnel. In May 2011, we temporarily ceased our research and development activities until we generated sufficient revenues from our current portfolio of products or we were able to raise additional working capital funds from debt or equity financing or loans. In February 2012, we resumedlimited research & development activities to develop new applications with working capital received from our recent capital raise and expect research and development expenses to increase in 2012.

*
For the year ended December 31, 2011, administrative compensation decreased by $16,083 or 23.6% as compared to the same period in 2010.  We reduced administrative staff due to the lack of working capital.  For the year ended December 31, 2011, administrative compensation includes $9,000 of services contributed to us by our chief executive officer.  We expect administrative salaries to increase in 2012 as we increase our operations.

*
For the year ended December 31, 2011, professional fees increased by $108,299 or 191.8% as compared to the same period in 2010.  We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. Additionally, during the year ended December 31, 2011, we incurred stock-based professional fees of $71,694 related to business development and investor relations services as compared to $0 in the 2010 period.

*
For the year ended December 31, 2011, other selling, general and administrative expenses decreased by $52,012 or 60.5% as compared to the same period in 2010.  During the year ended December 31, 2011, we reduced general and administrative expenses due to a lack of working capital including a reduction in advertising expenses of approximately $10,000, computer and internet expenses of $15,000, rent of $4,500 and web development expenses of $6,300. We expect other selling, general and administrative expenses to increase in 2012 at such time as we resume the implementation of our business plan.

Other Income

For the years ended December 31, 2011 and 2010, we recognized interest income of $38 and $811, respectively. The decrease in interest income was attributable to having a lower cash balance with which to earn interest on. Additionally, for the year ended December 31, 2011, we incurred aggregate interest expense of $2,032 related to outstanding notes payable and related party notes, respectively.We did not incur interest expense in the 2010 period.

Net Loss

As a result of the factors described above, our net loss for the years ended December 31, 2011 and 2010 was $321,489 and $562,798, or a net loss per common share of $0.01 and $0.02 (basic and diluted), respectively.

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

Our primary uses of cash have been for salaries and fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements to finance additional product and App development,
☐	Addition of administrative and sales personnel as the business grows,
☐	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
☐	The cost of being a public company, and
☐	Capital expenditures to add additional technology.

Our net revenues are not sufficient to fund our operating expenses.  At March 26, 2012, we had a cash balance of $610,000. Since inception we have funded our operations as follows:

•	In 2010, we raised net proceeds of $652,000 from the sale of common stock to fund our operating expenses, pay our obligations, and for working capital purposes.

•
In 2011, we borrowed $111,150 ($101,150 from third parties and $10,000 from our chief executive officer) pursuant to note agreements. These funds were used to working capital purposes and to pay the fee for the License Agreement. These notes were unsecured, had interest at 6.0% per annum and weregenerally due with one year or less of the original note date or within three business days of the closing of a private placement of certain equity securities offered by the Company. In February 2012, the Company raised net proceeds of approximately $825,000 in a private placement as discussed below and these notes and all accrued interest were repaid out of the net proceeds.

•
On February 9, 2012, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) relating to the sale and issuance by us to the Investors of an aggregate of 5,714,286 units, each unit consisting of (i) one share of common stock, par value $0.001 per share (“Common Stock”), of the Company, and (ii) a five-year warrant to purchase one share of Common Stock at an exercise price of $0.25 per share (each, a “Warrant,” and collectively, the “Warrants”).  Each unit was sold at a price of $0.175. Pursuant to the Securities Purchase Agreement, on February 14, 2012 (the closing date), we issued 5,714,286 shares of common stock and issued 5,714,286 Warrants for net proceeds to us from the sale of the units, after deducting the placement agent’s fees and offering expenses, of approximately $825,000.We conducted the Offering pursuant to a registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 9, 2012.The Securities Purchase Agreement contains provisions that restrict the Company from issuing, except pursuant to certain exceptions, any Common Stock or Common Stock equivalents involving a Variable Rate Transaction (as that term is defined in the Securities Purchase Agreement) until five years from the closing.

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital and funds received pursuant to the Securities Purchase Agreement, we presently have no other alternative source of working capital. We will use these funds to fund our operating expenses, pay our obligations, grow our company, and to develop products as required by our License Agreementand for the development of new Apps and games. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months and we may need to raise significant additional capital. We do not anticipate we will be profitable in 2012. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern on their audit opinion for the year ended December 31, 2011.

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

Our business plan within 12 months is outlined below:
Description	Estimate Cost
Selling and marketing expenses	$35,000
Research and development activities	$250,000
Professional fees, including fees associated with becoming a public company	$120,000
General and administrative	$150,000

Total	$555,000

Selling and marketing expenses- Sales and marketing is performed through the placement of ads on social media networks such as Facebook and travel expenses. Upon the resumption of the implementation of our business plan, we estimate that we will incur approximately $35,000 during a twelve month period on these advertisements.

Research and development activities- In May 2011, we temporarily ceased our research and development activities until we generated sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans.  In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $825,000 and resumed limited development activities. Currently, we have reduced other research and development costs which presently only consist of hosting fees and server maintenance to approximately $1,000 per month. In March 2012, we began limited development activities and we estimate that we will incur approximately $250,000 during a twelve month period on research and development activities.

Professional fees, including fees associated with becoming a public company – Primarily includes professional fees associated with becoming a public company as summarized as follows:

Amount
Auditing fees	$30,000
Legal fees	50,000
Other professional fees	40,000

Total	$120,000

General and administrative – Over the next 12 months, we estimate that we will incur general and administrative expenses as follows:

Amount
Administrative salaries and benefits	$125,000
Other	25,000

Total	$150,000

As of March 26, 2012, we have a cash balance of approximately $610,000 and our operating budget for the next 12 months requires working capital of approximately $555,000. We believe our current cash balance is sufficient to fund our business plan, and to continue operating for the next 12 months. If theseoperating funds are not sufficient, we will have to scale back our operating plans and it will be unlikely that we will be able to pursue our overall business plan without raising additional working capital.

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

The following tables summarize our contractual obligations as of December 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Notes payable (1)	$101,500	$101,500	$-	$-	$-
Note payable – related party (1)	10,000	10,000
Total contractual obligations	$111,500	$111,500	$-	$-	$-

(1)	Repaid in February 2012

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

APPS GENIUS CORP
FINANCIAL STATEMENTS
December 31, 2011

APPS GENIUS CORP
FINANCIAL STATEMENTS
December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Apps Genius Corp

We have audited the accompanying balance sheet of Apps Genius Corp as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apps Genius Corp as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $321,489 and $215,700, respectively, in 2011, had an accumulated deficit of $921,664 at December 31, 2011 and has minimal revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 30, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

APPS GENIUS CORP
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$7,728	$121,426
Accounts receivable	2,196	4,163
Prepaid expenses	435,020	-

Total Current Assets	444,944	125,589

PROPERTY AND EQUIPMENT, net	4,403	5,750

OTHER ASSETS:
Prepaid expenses, net of current portion	58,733	-
Deferred financing costs	7,500	-

Total Other Assets	66,233	-

Total Assets	$515,580	$131,339

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$101,150	$-
Note payable - related party	10,000	-
Accounts payable	44,206	13,294
Accounts payable - related party	21,000	2,500
Acccrued expenses	3,887	-
Insurance premium finance payable	6,696	-
Due to related party	1,871	100

Total Current Liabilities	188,810	15,894

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at December 31, 2011 and 2010, respectively)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
26,521,400 and 25,596,400 shares issued and outstanding
at December 31, 2011 and 2010, respectively)	26,521	25,596
Additional paid-in capital	1,221,913	690,024
Accumulated deficit	(921,664)	(600,175)

Total Stockholders' Equity	326,770	115,445

Total Liabilities and Stockholders' Equity	$515,580	$131,339

See notes to financial statements

APPS GENIUS CORP
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

NET REVENUES	$16,824	$22,896

OPERATING EXPENSES:
Licensing fees and expenses	40,672	-
Research and development	44,860	375,922
Administrative compensation	52,025	68,108
Professional fees	164,766	56,467
Other selling, general and administrative	33,996	86,008

Total Operating Expenses	336,319	586,505

LOSS FROM OPERATIONS	(319,495)	(563,609)

OTHER INCOME (EXPENSE):
Interest expense	(1,924)	-
Interest expense - related party	(108)	-
Interest income	38	811

Total Other Income (Expense)	(1,994)	811

NET LOSS	$(321,489)	$(562,798)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	25,856,304	24,663,137

See notes to financial statements

APPS GENIUS CORP
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	-	$-	22,510,000	$22,510	$22,510	$(37,377)	$7,643

Sale of common stock at $0.25, net of offering costs	-	-	2,086,400	2,086	518,514	-	520,600

Sale of common stock at $0.15	-	-	1,000,000	1,000	149,000	-	150,000

Net loss for the period	-	-	-	-	-	(562,798)	(562,798)

Balance, December 31, 2010	-	-	25,596,400	25,596	690,024	(600,175)	115,445

Contributed services	-	-	-	-	9,000	-	9,000

Issuance of common stock for services	-	-	855,000	855	303,145	-	304,000

Issuance of common stock pursuant to license agreement	-	-	70,000	70	21,980	-	22,050

Issuance on warrants for services	-	-	-	-	49,880	-	49,880

Issuance of warrants pursuant to license agreement	-	-	-	-	147,884	-	147,884

Net loss for the period	-	-	-	-	-	(321,489)	(321,489)

Balance, December 31, 2011	-	$-	26,521,400	$26,521	$1,221,913	$(921,664)	$326,770

See Notes to Financial statements

APPS GENIUS CORP
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(321,489)	$(562,798)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	106,250	-
Contributed services	9,000	-
Depreciation	1,347	1,045
Changes in assets and liabilities:
Accounts receivable	1,967	(4,163)
Prepaid expenses	(67,845)	-
Accounts payable and accrued expenses	30,912	(206)
Accounts payable - related party	18,500	2,500
Acccrued expenses	3,887	-
Due to related parties	1,771	(1,157)

NET CASH USED IN OPERATING ACTIVITIES	(215,700)	(564,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,895)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	101,150	-
Proceeds from note payable - related party	10,000	-
Payment of deferred financing costs	(7,500)	-
Payment of insurance premium finance payable	(1,648)	-
Repayment of subscription payable	-	(18,600)
Proceeds from sale of common stock	-	670,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	102,002	652,000

NET (DECREASE) INCREASE IN CASH	(113,698)	81,326

CASH - beginning of year	121,426	40,100

CASH - end of year	$7,728	$121,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for services charged to prepaid expenses	$496,814	$-
Insurance premiums financed	$8,344	$-

See notes to financial statements.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Basis of presentation and going concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $321,489 and $215,700, respectively, for the year ended December 31, 2011 and an accumulated deficit of $921,664 at December 31, 2011 and has minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. In February 2012, the Company received approximately $825,000 from the sale of its common stock (See Note 8) which will be used to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2011 and 2010 period include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Concentrations

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash.

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration (continued)

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2011. There were no balances in excess of FDIC insured levels as of December 31, 2011 and 2010.

Concentration of revenue and geographic area

The Company sells its products to its customers through three revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for 2011 and 2010 as follows:

Arrangement	Percentage of total revenues 2011	Percentage of accounts receivable balance at December 31, 2011	Percentage of total revenues 2010	Percentage of accounts receivable balance at December 31, 2010
1	18%	0%	74%	91%
2	66%	67%	23%	9%

The Company has customers in countries other than USA. In 2011 and 2010, customers located in the USA represented over 98% of the total revenue.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2011 and 2010, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

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

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses

Prepaid expenses (current and long-term portion) consist primarily of prepayments (in cash and equity instruments) for public relation services, consulting and business advisory services, licensing fees, and prepaid insurance which are being amortized over the terms of their respective agreements.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the periods ended December 31, 2011 or 2010.

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

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Some of the Company’s social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays the Company a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by the Company of an electronic confirmation from the advertiser and when collection is reasonably assured.   Virtual currency revenue in 2011 and 2010 was insignificant.  For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

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

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no employee options outstanding as of December 31, 2011 and 2010. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the years ended December 31, 2011 and 2010, advertising expense was $215 and $10,350, respectively.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For years ended December 31, 2011 and 2010, research and development costs were $44,860 and $375,922, respectively.

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  Potentially dilutive common shares consist of common stock warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	Year Ended December 31,
	2011	2010
Warrants	1,200,000	-
Total	1,200,000	-

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment consist of the following:

	Useful Life	2011	2010
Office equipment and furniture	5 Years	$214	$214
Computer equipment	5 Years	6,581	6,581
		6,795	6,795
Less: accumulated depreciation		(2,392)	(1,045)

		$4,403	$5,750

For the years ended December 31, 2011 and 2010, depreciation expense amounted to $1,347 and $1,045, respectively.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 3 – RELATED PARTY TRANSACTIONS

Note payable – related party

In August 2011, the Company entered into a note agreement with Adam Kotkin, the Company’s chief executive officer (“CEO”) in the amount of $5,000. This note is unsecured, bears interest at 6.0% and is due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. On December 28, 2011, the Company entered into a promissory note agreement with CEO in the amount of $5,000. This note bears interest at 6.0%, is secured by all of the assets of the Company and is due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000. At the Company’s sole option, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which the Company will accrue at an annual interest rate of 6.5%. At December 31, 2011, the aggregate principal amounts due under these loans amounted to $10,000. At December 31, 2011, interest due under these notes amounted to $108 which has been included in due to related party on the accompanying balance sheet. For the year ended December 31, 2011, interest expense related to these notes amounted to $108. In February 2012, theses notes and all accrued interest were repaid.

Other

The Company’s CEO from time to time, provided advances to the Company for working capital purposes. At December 31, 2011 and 2010, the Company had a payable to the CEO of $1,763 and $100, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheets.

In March 2010, the Company paid $1,000 to a company related to the Company’s chief executive officer for rent.

As of December 31, 2011 and 2010, the Company owed $21,000 and $2,500 to a company owned by its chief financial officer for services rendered.

During the year ended December 31, 2011, the Company’s CEO donated services to the Company valued at $9,000 which was treated as contributed capital.

NOTE 4 – NOTES PAYABLE

On June 28, 2011, the Company entered into two note agreements with two individuals. These notes are unsecured, bear interest at 6.0% and are due on the earlier of 1) December 28, 2011 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which the Company will accrue at an annual interest rate of 6.5%. At December 31, 2011, the aggregate principal amount due under the loans amounted to $20,000.

In August 2011, the Company entered into three note agreements with three parties. These notes are unsecured, bear interest at 6.0% and are due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which the Company will accrue at an annual interest rate of 6.5%. At December 31, 2011, the aggregate principal amounts due under these loans amounted to $55,000.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 4 – NOTES PAYABLE (continued)

On November 15, 2011, the Company entered into a promissory note agreement with a third party in the amount of $26,150. The note bears interest at 6.0%, is secured by all of the assets of the Company and is due on the earlier of 1) May 15, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000. At our sole option, the Maturity Date may be extended from the Maturity Date for up to 12 months during which we will accrue at an annual interest rate of 6.5%.

At December 31, 2011, aggregate principal due under the above notes amounted to $101,150 and interest amounts due under the loans amounted to $1,925. The weighted average interest rate on the Company’s short-term obligations was 6%. In February 2012, theses notes and all accrued interest were repaid.

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

As of December 31, 2011, no instruments have been granted under the Plan.

Sale of common stock

During the six months ended June 30, 2010, the Company sold 2,086,400 shares of its common stock at $0.25 per common shares for gross proceeds of $521,600. In connection with the sale of common stock, the Company incurred filings fees of $1,000.

In July 2010, the Company sold 1,000,000 shares of its common stock at $0.15 per common shares for proceeds of $150,000.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Common stock issued for services

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

On September 19, 2011, the Company issued 400,000 shares of its common stock to a consultant for investor relations services to be provided over a one-year term. The Company valued these common shares at the fair value of $0.31 per common share or $124,000 based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded professional fees in 2011 of $34,444 with a remaining prepaid expense at December 31, 2011 of $89,556.

On November 15, 2011, the Company entered into a consulting agreement for business advisory services.  In connection with the agreement, the Company paid the consultant cash of $25,000 and issued 300,000 shares of its common stock.  The Company valued these common shares at the fair value of $0.51 per common share or $153,000 based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded professional fees in 2011 of $19,125 with a remaining prepaid expense at December 31, 2011 of $133,875.

Common stock issued in connection with licensing agreement

In connection with a licensing agreement (See Note 7), on October 17, 2011, the Company issued 70,000 shares of its common stock. The Company valued these common shares at the fair value of $0.315 per common share or $22,050 based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded licensing fees of $3,063 and a deferred licensing cost of $18,987 which will be amortized over the initial estimated license term of 18 months.

Common stock warrants

Pursuant to a licensing agreement (See Note 7), on October 17, 2011, the Company issued Licensor or assignees warrants exercisable for the purchase of 1,100,000 shares of the Company’s common stock at an exercise price equal to $0.31 per share on a for-cash or cashless exercise basis.  The Warrants will be exercisable by Licensor until the later of (iii) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (iv) eighteen (18) months following the Effective Date.  If at any time after the six (6) month anniversary of the date hereof, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder, then this Warrant may be exercised, in whole or in part, at such time by means of a cashless exercise. The Company accounted for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Common stock warrants (continued)

The Company calculated the fair value of the 1,100,000 warrants granted using the Black-Scholes option pricing model and recorded the fair value of $147,884 as a deferred license costs included in prepaid expenses which will be amortized over the initial estimated license term of 20 months.  In applying the Black-Scholes method, the Company calculated volatility based upon the volatility of several similar companies with historical market prices for their common stock (since the Company’s common stock had a limited trading history at that time), utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 23 months. Since the expiration date of the warrants has not been determined, the fair market value of warrants granted pursuant to the License Agreement is subject to adjustment by the Company if the estimates of the initial expiration date changes. For the year ended December 31, 2011, the Company recorded licensing fees of $20,539 and a deferred licensing cost of $127,345 which will be amortized over the initial estimated license term of 20 months.

On December 12, 2011, the Company entered into advisory service agreements with 2 individuals for their role of the Company’s advisory board for a one-year term. In connection with the advisory service agreements, the Company issued an aggregate of 100,000 common stock warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.55 per common share. The warrants expire on December 11, 2016. The Company calculated the $49,880 fair value of the 100,000 warrants granted using the Black-Scholes option pricing model and using actual historical volatility.  For the year ended December 31, 2011, the Company recorded professional fees of $2,079 and prepaid expenses of $47,801 which will be amortized over the remaining advisory agreement term.

At the valuation dates, the fair values of the warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

2011
Dividend rate	0%
Term (in years)	1.92 to 5 years
Volatility	80% to 158%
Risk-free interest rate	0.28% - 0.85%

Warrant activities for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	-	$-	-	$-
Issued	1,200,000	0.33	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of year	1,200,000	$0.33	-	$-

Warrants exercisable at end of year	1,200,000	$0.33	-	$-

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Common stock warrants (continued)

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.31	1,100,000	1.29	$0.31	1,100,000	$0.31
$0.55	100,000	4.96	0.55	100,000	0.55
	1,200,000	1.60	$0.33	1,200,000	$0.33

NOTE 6 – INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $866,427 for income tax purposes as of December 31, 2011. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2029 through 2031. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2011	2010
U.S. “expected” income tax	$(109,306)	$(191,351)
State income tax	(18,454)	(32,316)
Non-deductible compensation	12,565	-
Other	-	407
Change in valuation allowance	115,195	223,260
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$344,318	$229,123
Total gross deferred tax assets	344,318	229,123
Less valuation allowance	(344,318)	(229,123)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2011 was $344,318.  The increase during 2011 was $115,195.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2011, tax years 2009, and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 - COMMITMENT AND CONTINGENCIES

Retainer Agreement – Registered Direct Offering

On June 28, 2011 the Company signed a retainer agreement with its attorney to act as counsel for the Company with respect to a registered direct financing transaction (the “financing”) for a fee of $75,000 payable as follows plus expenses:

1.	In the event that the Financing closes, $75,000 to be paid from the proceeds of the Financing: or
2.	In the event that the Financing does not close, $1,500 cash per month for a period of 24 months and 200,000 shares of common stock.

In February 2012, the amount due pursuant to this retainer agreement of $75,000 was paid and applied against net proceeds received by the Company.

Consulting Agreement for Business Development Services

On June 1, 2011, the Company entered into a consulting agreement for financials and business advisory services.  In connection with the agreement, the Company paid the consultant cash of $5,000 and issued 75,000 vested shares of its common stock.  In connection with issuance of these common shares, the Company recorded professional fees of $15,000. In addition, if directly or indirectly as a result of introductions or other efforts of the consultant, one or more individuals or entities purchases or invests in the Company, the Company shall pay the consultant (a) 10% of the amount of the investment and (b) a non-accountable expense allowance of 3% of the aggregate amount of the investment and (c) a cashless warrant representing underlying shares equal to 10% of the shares purchased in any investment, which will be exercisable for seven years at the same exercise price as the investors.

Licensing Agreement

On October 17, 2011 (the “Effective Date”), the Company entered into an exclusive, worldwide licensing agreement (the “License Agreement”) with NEP Snooki Enterprises, LLC (the “Licensor”) and Starz Management & PR (“Starz”), which grants the Company the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Apps”) to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms. Pursuant to the License Agreement, the Company will develop a total of four Apps within one year of the Effective Date (the “Initial Term”), with the release of the first App scheduled for late November 2011. The term of the License (the “Term”) shall be one (1) year from the earlier of (i) the Release Date of fourth App described above or (ii) eight months after the Effective Date.  In the event that the Company successfully releases four Products within the Term, the Company, with the mutual agreement of the parties and the payment of an additional cash fee, shall be entitled to release up to four additional new Products and the Term shall be extended for an additional one-year period.

In consideration for the exclusive license granted by Licensor during the Initial Term, the Company paid a non-refundable license fee of $55,000 (the “Cash Fee”). In the event that the Company and the Licensor mutually agree to extend the Term and produce additional products, then upon such mutual agreement, the Company shall pay an Additional Cash Fee of $50,000. The Company shall be entitled to recover the Cash Fees or Additional Cash Fees from any revenue generated by the sale of the products related to the License Agreement by deducting the Cash Fee (or Additional Cash Fees, if applicable) prior to the payment of any royalties, as described below; provided, however, the Company shall only be entitled to deduct a maximum of $13,750 for each product. In connection with the Cash Fees, for the year ended December 31, 2011, the Company recorded licensing fees of $7,639 and a remaining prepaid expense of $47,361 which will be amortized over the initial estimated license term of 20 months.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 - COMMITMENT AND CONTINGENCIES (continued)

Licensing Agreement (continued)

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

In addition, the Company has issued Licensor or assignees warrants exercisable for the purchase of 1,100,000 shares of the Company’s common stock at an exercise price equal to $0.31 per share on a for-cash or cashless exercise basis (the “Warrants”) and 70,000 shares of the Company’s common stock were issued to Starz (See Note 5).  The Warrants will be exercisable by Licensor until the later of (iii) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (iv) eighteen (18) months following the Effective Date.  If at any time after the six (6) month anniversary of the date hereof, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder, then this Warrant may be exercised, in whole or in part, at such time by means of a cashless exercise.

The Company accounted for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees” (See Note 5).

NOTE 8 – SUBSEQUENT EVENTS

Financing

On February 9, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) relating to the sale and issuance by the Company to the Investors of an aggregate of 5,714,286 units, each unit consisting of (i) one share of common stock, par value $0.001 per share (“Common Stock”), of the Company, and (ii) a five-year warrant to purchase one share of Common Stock at an exercise price of $0.25 per share (each, a “Warrant,” and collectively, the “Warrants”).  Each unit was sold at a price of $0.175. Pursuant to the Securities Purchase Agreement, on February 14, 2012 (the closing date), the Company issued 5,714,286 shares of common stock and issued 5,714,286 Warrants for net proceeds to the Company of approximately $825,000 from the sale of the units, after deducting the placement agent’s fees and expenses of $90,000, legal fees of $75,000 and other offering expenses of $10,000. The Company conducted the Offering pursuant to a registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 9, 2012.

Pursuant to the Placement Agent Agreement between the Company and Rodman & Renshaw, LLC (the “Placement Agent”), dated as of June 29, 2011, and as amended on August 8, 2011 and on December 19, 2011, the Company paid the Placement Agent, a cash fee equal to 7% of the gross proceeds of the Offering or $70,000, as well as a non-accountable expense allowance equal to 2% of the gross proceeds of the Offering or $20,000.  In September 2011, the Company paid a $7,500 advance to Rodman upon execution of this Agreement, which was applied against the 2.0% non-accountable expense allowance. At December 31, 2011, the $7,500 advance has been reflected as deferred financing costs on the accompanying balance sheet. In addition, the Company issued to the Placement Agent 400,000 five-year warrants to purchase shares of Common Stock equal to 7% of the number of shares sold in the Offering, with an exercise price equal to 125% of the public offering price or $0.21875.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 8 – SUBSEQUENT EVENTS (continued)

The Company agreed to pay Rodman a fee equal to 5% in kind consideration of the aggregate consideration paid or received by the Company in connection with a transaction consummated during the term or tail period, as defined, with (a) a candidate introduced to the Company by Rodman (a “Rodman Candidate”) or (b) a candidate introduced to the Company by a Rodman candidate. A transaction or combination of transactions shall include the purchase of sale of assets or outstanding stock, or a merger, acquisition or other business combinations

The Securities Purchase Agreement contains provisions that restrict the Company from issuing, except pursuant to certain exceptions, any Common Stock or Common Stock equivalents involving a Variable Rate Transaction (as that term is defined in the Securities Purchase Agreement) until five years from the closing.

The Warrants are exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise (except in the case of a cashless exercise).  The exercise price and the number of shares of Common Stock purchasable upon the exercise of each Warrant are subject to adjustment in the event of stock dividends, distributions, and splits.

Common stock issued for services

On February 24, 2012, the Company issued 163,636 shares of common stock to its chief financial officer for services rendered. The Company valued these common shares at the fair value of $0.11 per common share or $18,000 based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded professional fees in 2012 of $6,000 and reduced accounts payable by $12,000.

Licensing agreement

On February 9, 2012 (the “Effective Date”), the Company entered into an exclusive, worldwide licensing agreement (the “License Agreement”) with Mike Sorrentino and MPS Entertainment LLC (the “Licensor”) and Starz Management & PR (“Starz”), which grants the Company the right to use Mike Sorrentino’s (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Apps”) to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms. Pursuant to the License Agreement, the Company will develop a total of four Apps within 18 months of the Effective Date (the “Initial Term”), with the release of the first, second, and third App occurring within 3 months, 6 months and 9 months of the Effective Date, respectively. The fourth App shall be released no later than15 months from the Effective Date.The term of the License (the “Term”) shall be 18 months from the Effective Date.

The Company shall pay Licensor non-returnable royalties (“Royalties”) in an amount equal to 42.5% of the revenue generated, directly or indirectly, from the virtual sale of the Products, advertising sponsorship, commercial tie-ins and/or product placement related to the licensed property, and shall pay Starz Royalties equal to 15% of the revenue generated from the sale of the products related to the licensed property. The revenue shall be calculated as the gross revenue less any mandatory third party commissions, including fees from all sites that sell and market the productsand any bonus payments made. The Company shall pay a bonus to Licensor equal to $10,000 per 100,000 active users up to 1,000,000 active users. The bonus is fully recoupable by the Company against future revenues.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 8 – SUBSEQUENT EVENTS (continued)

In consideration for the exclusive license granted by Licensor during the Term, the Company has issued Licensor warrants exercisable for the purchase of 1,000,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share (the “Situation Warrants”) and the Company has issued Starz warrants exercisable for the purchase of 100,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share (the “Starz Warrants”).  The Situation Warrants will be exercisable by Licensor until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The Situation warrants can be exercised as follows: 500,000 warrants on the Effective date, and166,667 on the release of the second game, 166,667 upon release of the third game and 166,666 upon release of the fourth game.  The Starz Warrants shall vest upon therelease of each game at 25,000 warrants per game.

The Company calculated the fair value of the 1,000,000 SituationWarrants granted using the Black-Scholes option pricing model and recorded the fair value of $167,090 as a deferred license costs included in prepaid expenses which will be amortized over the license term of 18 months.  In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 18 months.The Company calculated the fair value of the 100,000 Starz Warrants granted using the Black-Scholes option pricing model and recorded the fair value of $16,709 as a deferred license costs included in prepaid expenses which will be amortized over the vesting period.The value of the Situation and Starz Warrants on the grant date wasbased upon the following Black-Scholes assumptions; exercise prices of $.23, actual historical volatility of 176.74%, expected term of 18 months and discount rate of 2.7%.

The Company accounted for these equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”.

Stock Options

In connection with services to be rendered related to the purchase of a game for a period of 12 months, on March 21, 2012, the Company issued options exercisable for the purchase of 25,000 shares of the Company’s common stock at an exercise price equal to $0.12 per shareexercisable for a two year period. Additionally, the Company shall pay to Seller 10% of the aggregate net revenue generated from sales and advertising of the game, if any, for the lifetime of the game.The Company calculated the $2,347fair value of the 25,000 warrants granted using the Black-Scholes option pricing model and using actual historical volatility of 173.4% which will be amortized over the one year service period.

Notes payable

On January 3, 2012, the Company entered into two note agreements with two individuals in the aggregate amount of $7,500. These notes are secured, bear interest at 6.0% and are due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Maturity Date may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which the Company will accrue at an annual interest rate of 6.5%. These notes were repaid in February 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

The following table sets forth the name and age of officers and director as of March 26, 2012. Our Executive officer is elected annually by our Board of Director. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Adam M. Kotkin	32	Chief Executive Officer and Director
Adam Wasserman	47	Chief Financial Officer

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

Adam Wasserman, Chief Financial Officer

Mr. Wasserman is the Chief Financial Officer of Apps Genius. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman also serves as the chief financial officer of Pershing Gold Corporation since November 2010, chief financial officer of Oriental Dragon Corp since June 2010, chief financial officer of Westergaard.com, Inc. since May 2011, and as the vice president of financial reporting of Cleantech Solutions International, Inc., all clients of CFO Oncall, Inc.   Mr. Wasserman currently serves as a member of the boards of directors and audit committee for CD International Enterprises, Inc. (NasdaqGM: CDII) since January 2010. Mr. Wasserman has also served as the chief financial officer of Gold Horse International, Inc. (July 2007 to September 2011), Lotus Pharmaceuticals Inc. (October 2006 until April 2009), and other companies, all client companies of CFO Oncall. From June 1991 to November 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte &Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants and is the treasurer and an executive board member of Gold Coast Venture Capital Association.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended December 31, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Adam M. Kotkin,	2011	$7,000	0	0	0	0	0	0	$7,000
Chief Executive Officer	2010	$50,000	0	0	0	0	0	0	$50,000

Adam Wasserman,	2011	$12,000	0	12,000(a)	0	0	0	0	$24,000
Chief Financial Officer	2010	$7,500	0	0	0	0	0	0	$7,500

(a)	Represents 80,000 shares issued at a value of $0.15 per share based on the sale of common stock in a private placement at $0.15 per common share.

Option Grants Table.There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through December 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during periods ending December 31, 2011 and December 31, 2010 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table.There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 26, 2012, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Adam M. Kotkin 824 S.E. 8th Avenue, Suite 207 Deerfield Beach, FL 33441	6,150,000	18.99%

Adam Wasserman (3) 1643 Royal Grove Way Weston, FL 33327	343,636	1.05%

All Executive Officers and Directors as a group (2 persons)	6,493,636	20.04%

Gem Funding LLC(2) 41 Owatonna St Haworth, NJ 0764	2,500,000	7.72%

Darin Myman 112 Oak Glen Road Howell NJ 07731	3,180,500	9.82%

Robb Knie PO Box 785 Mayn, NJ 07607	2,300,000	7.10%

(1)	Based on 32,399,322 shares of common stock outstanding as of March 26, 2012
(2)	Corie Schlossberg has voting and control power over the shares held by Gem Funding LLC.
(3)
Adam Wasserman is the beneficial owner of all 343,636 shares. However, 243,636 of these shares were issued to CFO Oncall. Adam Wasserman is the beneficial owner of CFO Oncall and we have contracted with CFO Oncall to hire Adam Wasserman as our CFO.

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

The Company’s chief executive officer, Adam Kotkin, from time to time, provided advances to the Company for working capital purposes. As of December 31, 2011 and December 31, 2010, we had a payable to Mr. Kotkin of $1,871 and $100, respectively. These advances were short-term in nature and non-interest bearing.

In March 2010, we paid $1,000 to a company related to our chief executive officer for rent.

During the last quarter we terminated our verbal agreement with PeopleString Corporation where we marketed our games to users of PeopleString. Mr. Adam M. Kotkin is also the Chief Operating Officer of PeopleString. The agreement was a mutual understanding where we would be allowed to beta test our game, My Mad Millions, with the users of PeopleString. This agreement is no longer in force or effect.

In August 2011, we entered into a note agreement with Adam Kotkin for $5,000. The note is unsecured, bears interest at 6.0% and is due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. Additionally, in December 2011, we entered into a note agreement with Adam Kotkin for $5,000. The note is secured by all of the assets of the Company, bears interest at 6.0% and is due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At our sole option, the Maturity Dates may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which we will accrue at an annual interest rate of 6.5%. At December 31, 2011 and September 30, 2011, the principal amounts due under these loans amounted to $10,000 and $5,000, respectively. At December 31, 2011, interest due under these notes amounted to $108 which has been included in due to related party on the accompanying balance sheet. These notes and all accrued interest were repaid in February 2012.

As of December 31, 2011 and 2010, we owed $21,000 and $2,500 to a company owned by our chief financial officer for services rendered, respectively.

During the fiscal year ended December 31, 2011, Adam Kotkin donated services valued at $9,000 which was treated as contributed capital.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company, P.A., for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2011	2010
Audit Fees	$21,300	$13,000
Audit Related Fees	10,600	2,400
Tax Fees	0	0
All Other Fees	0	0

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

a) Documents filed as part of this Annual Report

1. Financial Statements
2. Financial Statement Schedules
3. Exhibits

Exhibit No.	Title of Document

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

4.1	Form of Warrant (2)

4.2	Warrant issued to Nicole “Snooki” Polizzi pursuant to the Snooki License Agreement (4)

10.2	Agreement with gWallet, Inc. (1)

10.3	Agreement with Cubics.com (1)

10.4	Agreement with Apple (1)

10.5	Equity Incentive Plan (1)

10.6	Terms of Oral Agreement between Apps Genius and PeopleString (3)

10.7	Form of Securities Purchase Agreement (5)

10.8	Form of Engagement Letter between Apps Genius Corp and CFO Oncall, dated January 31, 2011 (2)

10.9	License Agreement between Apps Genius Corp, NEP Snooki Enterprises, LLC and Starz Management & PR, dated October 17, 2011 (4)

10.10	Promissory Note issued to Adam Kotkin, dated August 25, 2011 (6)

10.11	Promissory Note issued to Adam Kotkin, dated December 28, 2011 (6)

31.1*	Certification of Adam Kotkin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2*	Certification of Adam Wasserman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form S-1 filed with the SEC on November 19, 2010.
(2)	Incorporated by reference to Form S-1/A filed with the SEC on September 27, 2011.
(3)	Incorporated by reference to Form S-1/A filed with the SEC on January 18, 2011.
(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 21, 2011.
(5)	Incorporated by reference to Form S-1/A filed with the SEC on October 12, 2011.
(6)	Incorporated by reference to Form S-1/A filed with the SEC ON February 7, 2012.
*	Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APPS GENIUS CORP

Date: March 30, 2012	By:	/s/ Adam Kotkin
Adam Kotkin Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Adam Kotkin	Chief Executive Officer	March 30, 2012
Adam Kotkin	and Director (Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer	March 30, 2012
Adam Wasserman	(Principal Financial and Accounting Officer)