Form 10-Q
period 2012-03-31
Apps Genius Corp
filed 2012-05-15
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-170715

APPS GENIUS CORP
 (Name of Registrant as specified in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

825 S.E. 8th Avenue, Suite 207
Deerfield Beach, FL 33441
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  33,745,801 shares of common stock are issued and outstanding as of May 15, 2012.

APPS GENIUS CORP
FORM 10-Q
March 31, 2012

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

APPS GENIUS CORP
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$579,844	$7,728
Accounts receivable	1,096	2,196
Prepaid expenses	539,881	435,020
Security deposit	675	-

Total Current Assets	1,121,496	444,944

PROPERTY AND EQUIPMENT, net	4,074	4,403

OTHER ASSETS:
Prepaid expenses, net of current portion	69,002	58,733
Deferred financing costs	-	7,500

Total Other Assets	69,002	66,233

Total Assets	$1,194,572	$515,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$-	$101,150
Note payable - related party	-	10,000
Accounts payable	30,589	44,206
Accounts payable - related party	-	21,000
Accrued expenses	3,983	3,887
Insurance premium finance payable	3,348	6,696
Due to related party	6,410	1,871

Total Current Liabilities	44,330	188,810

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at March 31, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
32,399,322 and 26,521,400 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively)	32,399	26,521
Additional paid-in capital	2,317,575	1,221,913
Accumulated deficit	(1,199,732)	(921,664)

Total Stockholders' Equity	1,150,242	326,770

Total Liabilities and Stockholders' Equity	$1,194,572	$515,580

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES	$3,726	$6,107

OPERATING EXPENSES:
Licensing fees and expenses	54,586	-
Research and development	40,765	36,177
Administrative compensation	19,000	16,025
Professional fees	139,176	38,317
Other selling, general and administrative	27,695	15,598

Total Operating Expenses	281,222	106,117

LOSS FROM OPERATIONS	(277,496)	(100,010)

OTHER INCOME (EXPENSE):
Interest expense	(560)	-
Interest expense - related party	(79)	-
Interest income	67	33

Total Other Income (Expense)	(572)	33

NET LOSS	$(278,068)	$(99,977)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	29,343,693	25,596,400

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,068)	$(99,977)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	140,065	-
Depreciation	329	336
Changes in assets and liabilities:
Accounts receivable	1,100	2,261
Prepaid expenses	3,695	-
Security deposit	(675)	-
Accounts payable	(13,617)	9,529
Accounts payable - related party	(9,000)	3,500
Accrued expenses	96	-
Due to related parties	4,539	-

NET CASH USED IN OPERATING ACTIVITIES	(151,536)	(84,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,500
Payment of notes payable	(108,650)	-
Payment of notes payable - related party	(10,000)	-
Payment of insurance premium finance payable	(3,348)	-
Proceeds from sale of common stock	1,000,000	-
Payment of placement costs and fees	(161,850)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	723,652	-

NET INCREASE (DECREASE) IN CASH	572,116	(84,351)

CASH - beginning of year	7,728	121,426

CASH - end of period	$579,844	$37,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,637	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for services charged to prepaid expenses	$252,890	$-
Common stock issued for accounts payable- related party	$12,000	$-

See notes to unaudited financial statements

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Basis of presentation and going concern

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2011.  The accompanying unaudited financial statements for Apps Genius Corp have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $278,068 and $151,536, respectively, for the three months ended March 31, 2012 and an accumulated deficit of $1,199,732 at March 31, 2012 and has minimal revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. In February 2012, the Company received approximately $830,000 from the sale of its common stock (See Note 5) which will be used to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2012 and 2011 include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation and fees.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations (continued)

Concentration of credit risk (continued)

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2012. There were no balances in excess of FDIC insured levels as of March 31, 2012.

Concentration of revenue and geographic area

The Company sells its products to its customers through three revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the three months ended March 31, 2012 as follows:

Arrangement	Percentage of total revenues For the three months ended March 31, 2012	Percentage of accounts receivable balance at March 31, 2012
1	77.4%	58%

The Company has customers in countries other than USA. In the three months ended March 31, 2012 and 2011, customers located in the USA represented substantially all of the Company’s total revenues.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2012 and December 31, 2011, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the three months ended March 31, 2012 and 2011, the Company did not capitalize any software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2012 and 2011.

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

Some of the Company’s social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays the Company a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by the Company of an electronic confirmation from the advertiser and when collection is reasonably assured.   Virtual currency revenue for the three months ended March 31, 2012 and 2011 was insignificant.  For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the three months ended March 31, 2012 and 2011, advertising expense was $8,204 and $215, respectively.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For the three months ended March 31, 2012 and 2011, research and development costs were $40,765 and $36,177, respectively.

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

	Three Month Ended March 31,
	2012	2011
Warrants	8,414,286	-
Stock options	525,000	-
Total	8,939,286	-

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	March 31, 2012	December 31, 2011
Office equipment and furniture	5 Years	$214	$214
Computer equipment	5 Years	6,581	6,581
		6,795	6,795
Less: accumulated depreciation		(2,721)	(2,392)
		$4,074	$4,403

For the three months ended March 31, 2012 and 2011, depreciation expense amounted to $329 and $336, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note payable – related party

In August 2011, the Company entered into a note agreement with Adam Kotkin, the Company’s chief executive officer (“CEO”) in the amount of $5,000. This note is unsecured, bears interest at 6.0% and is due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. On December 28, 2011, the Company entered into a promissory note agreement with CEO in the amount of $5,000. This note bears interest at 6.0%, is secured by all of the assets of the Company and is due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000. In February 2012, theses notes and all accrued interest were repaid. At March 31, 2012 and December 31, 2011, the aggregate principal amounts due under these loans amounted to $0 and $10,000, respectively. At March 31, 2012 and December 31, 2011, interest due under these notes amounted to $0 and $108, respectively, which has been included in due to related party on the accompanying balance sheets. For the three months ended March 31, 2012 and 2011, interest expense related to these notes amounted to $79 and $0, respectively.

Other

The Company’s CEO from time to time, provided advances to the Company for working capital purposes. At March 31, 2012 and December 31, 2011, the Company had a payable to the CEO of $6,410 and $1,763, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheets.

As of March 31, 2012 and December 31, 2011, the Company owed $0 and $21,000 to a company owned by its chief financial officer for services rendered.

NOTE 4 – NOTES PAYABLE

On June 28, 2011, the Company entered into two note agreements with two individuals in the aggregate amount of $20,000. These notes were unsecured, bear interest at 6.0% and were due on the earlier of 1) December 28, 2011 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company.

In August 2011, the Company entered into three note agreements with three parties in the aggregate amount of $55,000. These notes were unsecured, bear interest at 6.0% and were due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company.

On November 15, 2011, the Company entered into a promissory note agreement with a third party in the amount of $26,150. The note bears interest at 6.0%, was secured by all of the assets of the Company and was due on the earlier of 1) May 15, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000.

On January 3, 2012, the Company entered into two note agreements with two individuals in the aggregate amount of $7,500. These notes were secured, bear interest at 6.0% and were due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 4 – NOTES PAYABLE (continued)

In February 2012, the above notes and all accrued interest were repaid. At March 31, 2012 and December 31, 2011, aggregate principal due under the above notes amounted to $0 and $101,150, respectively, and interest amounts due under the loans amounted to $0 and $1,925, respectively. The weighted average interest rate on the Company’s short-term obligations was 6%.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of March 31, 2012.

Financing

On February 9, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) relating to the sale and issuance by the Company to the Investors of an aggregate of 5,714,286 units, each unit consisting of (i) one share of common stock, par value $0.001 per share (“Common Stock”), of the Company, and (ii) a five-year warrant to purchase one share of Common Stock at an exercise price of $0.25 per share (each, a “Warrant,” and collectively, the “Warrants”).  Each unit was sold at a price of $0.175. Pursuant to the Securities Purchase Agreement, on February 14, 2012 (the closing date), the Company issued 5,714,286 shares of common stock and issued 5,714,286 Warrants for net proceeds to the Company of $830,650 from the sale of the units, after deducting the placement agent’s fees and expenses of $90,000, legal fees of $75,000 and other offering expenses of $4,350. The Company conducted the Offering pursuant to a registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 9, 2012.

Pursuant to the Placement Agent Agreement between the Company and Rodman & Renshaw, LLC (the “Placement Agent”), dated as of June 29, 2011, and as amended on August 8, 2011 and on December 19, 2011, the Company paid the Placement Agent, a cash fee equal to 7% of the gross proceeds of the Offering or $70,000, as well as a non-accountable expense allowance equal to 2% of the gross proceeds of the Offering or $20,000.  In September 2011, the Company paid a $7,500 advance to Rodman upon execution of this Agreement, which was applied against the 2% non-accountable expense allowance. At December 31, 2011, the $7,500 advance has been reflected as deferred financing costs on the accompanying balance sheet. In addition, the Company issued to the Placement Agent 400,000 five-year warrants to purchase shares of Common Stock equal to 7% of the number of shares sold in the Offering, with an exercise price equal to 125% of the public offering price or $0.21875.

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

The Warrants are exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise (except in the case of a cashless exercise).  The exercise price and the number of shares of Common Stock purchasable upon the exercise of each Warrant are subject to adjustment in the event of stock dividends, distributions, and splits

Common stock issued for services

On February 27, 2012, the Company issued 163,636 shares of its common stock to the Company’s chief financial officer for services rendered and for accounts payable of $12,000 that was outstanding at December 31, 2011. The Company valued these common shares at the fair value of $0.11 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000 and reduced accounts payable by $12,000.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Equity incentive plan

On September 23, 2010, the Company’s board of directors adopted, and the Company’s stockholders approved the Apps Genius Corp Equity Incentive Plan (the “Plan”), which covers 5,000,000 shares of common stock.  The purpose of the Plan is to advance the interests of the Company by enhancing the ability of the Company to (i) attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries; (ii) reward such persons for such contributions; and (iii) encourage such persons or entities to take into account the long-term interest of the Company through ownership of shares of the Company’s common stock, par value $.001 per share. The Plan is intended to accomplish these objectives by enabling the Company to grant awards in the form of incentive and nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, or other stock based awards. The Plan will be administered by the Board of Directors of the Company or, upon its delegation, by the Compensation Committee of the Board of Directors.  The Plan became effective on September 23, 2010 and will terminate on September 23, 2020.

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

As of March 31, 2012, no instruments have been granted under the Plan.

Common stock warrants

On February 9, 2012, the Company entered into an exclusive, worldwide licensing agreement (the “MPS License Agreement”) with Mike Sorrentino and MPS Entertainment LLC (“MPS”) and Starz Management & PR (“Starz”) (See Note 6). Pursuant to the MPS Licensing Agreement, the Company issued warrants exercisable for the purchase of 1,000,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share (the “MPS Warrants”) and the Company has issued Starz warrants exercisable for the purchase of 100,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share (the “Starz Warrants”).  The MPS Warrants will be exercisable by MPS until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The MPS Warrants can be exercised as follows: 500,000 warrants on the Effective date, and 166,667 on the release of the second game, 166,667 upon release of the third game and 166,666 upon release of the fourth game.  The Starz Warrants shall vest upon the release of each game at 25,000 warrants per game.  These Warrants may be exercised, in whole or in part, at such time by means of a cashless exercise. The Company accounted for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”.

The Company calculated the fair value of the 1,000,000 MPS Warrants granted using the Black-Scholes option pricing model and recorded the fair value of $167,090 as a deferred license costs included in prepaid expenses which will be amortized over the license term of 18 months.   The Company calculated the fair value of the 100,000 Starz Warrants granted using the Black-Scholes option pricing model and recorded the fair value of $16,709 as a deferred license costs included in prepaid expenses which will be amortized over the vesting period. In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 18 months. The value of the MPS Warrant and Starz Warrant on the grant date was based upon the following Black-Scholes assumptions; exercise prices of $.23, actual historical volatility of 176.74%, expected term of 18 months and discount rate of 0.27%. In connection with these Warrants, for the three months ended March 31, 2012, the Company expensed to licensing fees $17,257 and had a remaining deferred licensing cost of $166,542 (included in prepaid expenses) at March 31, 2012 which will be amortized over the remaining estimated license term.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Common stock warrants (continued)

Warrant activities for the three months ended March 31, 2012 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	1,200,000	$0.33
Issued	7,214,286	0.25
Exercised/forfeited	-	-
Balance at March 31, 2012	8,414,286	$0.26

Warrants exercisable at March 31, 2012	7,814,286	$0.26

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.23	1,100,000	1.36	$0.23	500,000	$0.23
$0.21875	400,000	4.88	0.21875	400,000	0.21875
$0.25	5,714,286	4.88	0.25	5,714,286	0.25
$0.31	1,100,000	1.04	0.31	1,100,000	0.31
$0.55	100,000	4.70	0.55	100,000	0.55
	8,414,286	3.92	$0.26	7,814,286	$0.26

Stock Options

On March 1, 2012, the Company entered into a financial service agreement with a third party for a seven month term. In connection with the financial service agreement, the Company issued an aggregate of 500,000 stock options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.14 per common share. The stock options expire on March 1, 2017. The Company calculated the $66,749 fair value of the 500,000 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 177.3%.  For the three months ended March 31, 2012, the Company recorded professional fees of $9,536 and prepaid expenses of $57,213 which will be amortized over the remaining financial agreement term.

In connection with services to be rendered related to the purchase of a game for a period of 12 months, on March 21, 2012, the Company issued options exercisable for the purchase of 25,000 shares of the Company’s common stock at an exercise price equal to $0.12 per share exercisable for a two year period. Additionally, the Company shall pay to Seller 10% of the aggregate net revenue generated from sales and advertising of the game, if any, for the lifetime of the game. The Company calculated the $2,342 fair value of the 25,000 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 173.4% which will be amortized over the one year service period. For the three months ended March 31, 2012, the Company expensed to professional fees $62 and had a remaining prepaid expense of $2,280 at March 31, 2012 which will be amortized over the remaining financial agreement term.

Stock option activities for the three months ended March 31, 2012 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	-	$-
Issued	525,000	0.14
Exercised/forfeited	-	-
Balance at March 31, 2012	525,000	$0.14

Options exercisable at March 31, 2012	325,000	$0.14

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Stock Options

The following table summarizes the shares of the Company's common stock issuable upon exercise of stock options outstanding at March 31, 2012:

Stock Option Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.12-0.14	525,000	4.78	0.14	325,000	0.14
	525,000	4.78	$0.14	325,000	$0.14

NOTE 6 – COMMITMENT AND CONTINGENCIES

Retainer Agreement – Registered Direct Offering

On June 28, 2011 the Company signed a retainer agreement with its attorney to act as counsel for the Company with respect to a registered direct financing transaction (the “financing”) for a fee of $75,000. In February 2012, the amount due pursuant to this retainer agreement of $75,000 was paid and applied against net proceeds received by the Company (See Note 5).

Consulting Agreement for Business Development Services

On June 1, 2011, the Company entered into a consulting agreement for financial and business advisory services.  Pursuant to the consulting agreement, if directly or indirectly, as a result of introductions or other efforts of the consultant, one or more individuals or entities purchases or invests in the Company, the Company shall pay the consultant (a) 10% of the amount of the investment and (b) a non-accountable expense allowance of 3% of the aggregate amount of the investment and (c) a cashless warrant representing underlying shares equal to 10% of the shares purchased in any investment, which will be exercisable for seven years at the same exercise price as the investors.

Licensing Agreements

NEP Snooki Enterprises, LLC

On October 17, 2011 (the “Effective Date”), the Company entered into an exclusive, worldwide licensing agreement (the “License Agreement”) with NEP Snooki Enterprises, LLC (the “NEP”) and Starz Management & PR (“Starz”), which grants the Company the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Apps”) to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms. Pursuant to the License Agreement, the Company will develop a total of four Apps within one year of the Effective Date (the “Initial Term”), with the release of the first App scheduled for late November 2011 and the release of the second App in February 2012 . The term of the License (the “Term”) shall be one (1) year from the earlier of (i) the Release Date of fourth App described above or (ii) eight months after the Effective Date.  In the event that the Company successfully releases four Products within the Term, the Company, with the mutual agreement of the parties and the payment of an additional cash fee, shall be entitled to release up to four additional new Products and the Term shall be extended for an additional one-year period.

In consideration for the exclusive license granted by NEP during the Initial Term, the Company paid a non-refundable license fee of $55,000 (the “Cash Fee”). In the event that the Company and NEP mutually agree to extend the Term and produce additional products, then upon such mutual agreement, the Company shall pay an Additional Cash Fee of $50,000. The Company shall be entitled to recover the Cash Fees or Additional Cash Fees from any revenue generated by the sale of the products related to the License Agreement by deducting the Cash Fee (or Additional Cash Fees, if applicable) prior to the payment of any royalties, as described below; provided, however, the Company shall only be entitled to deduct a maximum of $13,750 for each product.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 6 – COMMITMENT AND CONTINGENCIES (continued)

The Company shall pay NEP non-returnable royalties (“Royalties”) in an amount equal to 50% of the revenue generated, directly or indirectly, from the virtual sale of the Products, advertising sponsorship, commercial tie-ins and/or product placement related to the licensed property, and shall pay Starz Royalties equal to 10% of the revenue generated from the sale of the products related to the licensed property. The revenue shall be calculated as the gross revenue less any mandatory third party commissions, including fees from all sites that sell and market the products and any additional marketing or advertising expenses, and any recovery of Cash Fees as permitted, as discussed above.

In addition, on the Effective Date, the Company issued NEP or assignees warrants exercisable for the purchase of 1,100,000 shares of the Company’s common stock at an exercise price equal to $0.31 per share on a for-cash or cashless exercise basis (the “Warrants”) and 70,000 shares of the Company’s common stock were issued to Starz.  The Warrants will be exercisable by Licensor until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  If at any time after the six (6) month anniversary of the date hereof, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder, then this Warrant may be exercised, in whole or in part, at such time by means of a cashless exercise.

In connection with the Cash Fees paid and equity instruments issued pursuant to the License Agreement, for the three months ended March 31, 2012 and 2011, the Company recorded licensing fees of $33,740 and $0 and the remaining prepaid expense of $159,953 at March 31, 2012 which will be amortized over the remaining initial estimated license term of 20 months.

Mike Sorrentino and MPS Entertainment LLC

On February 9, 2012 (the “Effective Date”), the Company entered into an exclusive, worldwide licensing agreement (the “MPS License Agreement”) with Mike Sorrentino and MPS Entertainment LLC (“MPS”) and Starz Management & PR (“Starz”), which grants the Company the right to use Mike Sorrentino’s (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Apps”) to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms. Pursuant to the MPS License Agreement, the Company will develop a total of four Apps within 18 months of the Effective Date (the “Initial Term”), with the release of the first, second, and third App occurring within 3 months, 6 months and 9 months of the Effective Date, respectively. The fourth App shall be released no later than 15 months from the Effective Date. The term of the License (the “Term”) shall be 18 months from the Effective Date.

The Company shall pay MPS non-returnable royalties (“Royalties”) in an amount equal to 42.5% of the revenue generated, directly or indirectly, from the virtual sale of the Products, advertising sponsorship, commercial tie-ins and/or product placement related to the licensed property, and shall pay Starz Royalties equal to 15% of the revenue generated from the sale of the products related to the licensed property. The revenue shall be calculated as the gross revenue less any mandatory third party commissions, including fees from all sites that sell and market the products and any bonus payments made. The Company shall pay a bonus to Licensor equal to $10,000 per 100,000 active users up to 1,000,000 active users. The bonus is fully recoupable by the Company against future revenues.

In consideration for the exclusive license granted by Licensor during the Term, the Company has issued Licensor warrants exercisable for the purchase of 1,000,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share (the “Situation Warrants”) and the Company has issued Starz warrants exercisable for the purchase of 100,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share (the “Starz Warrants”).  The Situation Warrants will be exercisable by Licensor until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The Situation warrants can be exercised as follows: 500,000 warrants on the Effective date, and 166,667 on the release of the second game, 166,667 upon release of the third game and 166,666 upon release of the fourth game.  The Starz Warrants shall vest upon the release of each game at 25,000 warrants per game.

In connection with the equity instruments issued pursuant to the MPS License Agreement, for the three months ended March 31, 2012 and 2011, the Company recorded licensing fees of $17,257 and $0 and the remaining prepaid expense of $166,542 at March 31, 2012 which will be amortized over the remaining portion of the initial estimated license term of 18 months.

The Company accounted for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees” (See Note 5).

NOTE 7 – SUBSEQUENT EVENTS

On April 10, 2012, the Company entered into a one-year consulting agreement for investor relations services.  In connection with the agreement, the Company issued 1,000,000 shares of its common stock.  The Company valued these common shares at the fair value of $0.108 per common share or $108,000 based on the quoted trading price of the common stock on the grant date which is the measurement date and will be amortized over the one year service period. Additionally, the Company issued 500,000 warrants for the purchase of 500,000 shares of the Company’s common stock at an exercise price equal to $0.25 per share exercisable for a two year period. The Company calculated the $35,581 fair value of the 500,000 warrants granted using the Black-Scholes option pricing model and using actual historical volatility of 168.7%, and will be amortized over the one year service period.

Pursuant to existing anti-dilution price protection right for a certain investor who purchased the Company’s common shares in an April 2010 offering, the Company issued 346,479 shares of its common stock.

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

Plan of Operations

We were incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp.

We create innovative social games and mobile application that lets users play together with real-world friends and family using the infrastructure built by social and wireless networks. Our cross-platform gaming and mobile applications allow users to play and interact with the same people such user would play cards, board games or go bowling with in the real world, regardless of the network they are on.  Our Social Gaming and Mobile App technology allows users and players to reach across the different networks into a virtual application or gaming environment.  Additionally, we have developed unique player incentive platforms that allow users to share in the success of the game or application.  Currently we are developing our platform for Facebook, MySpace, iPhone and Android.

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

•
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

•
On February 9, 2012, we entered into a binding term sheet (the “Term Sheet”) with Mike Sorrentino, MPS Entertainment, LLC, and Starz Management & PR, LLS (“Starz”) regarding an exclusive, worldwide licensing agreement, which would  grants us the right to use Mike Sorrentino (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms (the “Sorrentino  Agreement”). Pursuant to the Term Sheet, we will develop a total of four apps within eighteen (18) months of the execution of the Sorrentino Agreement, with the release of the first, second, and third App occurring within 3 months, 6 months and 9 months of the Effective Date, respectively. The fourth App shall be released no later than 15 months from the Effective Date. The term of the License (the “Term”) shall be 18 months from the Effective Date.

Limited Operating History

We have generated a limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the three months ended March 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the three months ended March 31, 2012 and 2011.

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

Some of the our social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays us a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by us of an electronic confirmation from the advertiser and when collection is reasonably assured.  Virtual currency revenue for the three months ended March 31, 2012 and 2011 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

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

Results of Operations

For the Three Months Ended March 31, 2012 and 2011

Revenues

For the three months ended March 31, 2012 and 2011, we recognized revenues of $3,726 and $6,107, respectively, from the sale of games and from advertising, a decrease of $2,381 or 39.0%.  The decrease in revenues was mainly attributable to a decrease in the sale of previously developed applications and advertising revenues and a lack in the development of new games and applications due to a lack of working capital and development activities. In February 2012, we commenced development activities.  Pursuant to the Snooki License discussed elsewhere herein, we will develop three additional games. We have also retained the right to release four additional applications provided we successfully release four applications during the initial license term. Additionally, on February 9, 2012, we entered into a binding term sheet (the “Term Sheet”) with Mike Sorrentino, MPS and Starz regarding an exclusive, worldwide licensing agreement, which would  grants us the right to use Mike Sorrentino (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms (the “Sorrentino  Agreement”). Pursuant to the Term Sheet, we will develop a total of four apps within eighteen (18) months of the execution of the Sorrentino Agreement, with the release of the first, second, and third App occurring within 3 months, 6 months and 9 months of the Effective Date, respectively. The fourth App shall be released no later than 15 months from the Effective Date. The term of the License (the “Term”) shall be 18 months from the Effective Date.

Operating Expenses

For the three months ended March 31, 2012 and 2011, operating expenses amounted to $281,222 and $106,117 respectively, an increase of $175,105 or 165.0%. Changes in operating expenses consisted of the following:

	Three Months Ended March 31,
	2012	2011
Licensing fees and expenses	$54,586	$-
Research and development	40,765	36,177
Administrative compensation	19,000	16,025
Professional fees	139,176	38,317
Other selling, general and administrative	27,695	15,598

	$281,222	$106,117

*
For the three months ended March 31, 2012, license fees and expenses amount to $54,586. We did not incur these expenses in the three months ended March 31, 2011.  On October 17, 2011,we entered into an exclusive, worldwide licensing agreement with NEP Snooki Enterprises, LLC (“NEP”) and Starz Management & PR (“Starz”), which grants us the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games. In consideration for the exclusive license granted by NEP during the initial term, we paid a non-refundable license fee of $55,000 (the “Cash Fee”). In addition, we issued NEP or assignees warrants exercisable for the purchase of 1,100,000 shares of the Company’s common stock at an exercise price equal to $0.31 per share on a for-cash or cashless exercise basis and 70,000 shares of our common stock were issued to Starz.

Additionally, on February 9, 2012, we entered into an exclusive, worldwide licensing agreement (the “MPS License Agreement”) with Mike Sorrentino and MPS Entertainment LLC (“MPS”) and Starz, which grants the Company the right to use Mike Sorrentino’s (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games. In consideration for the exclusive license granted by MPS during the Term, we issued MPS and Starz warrants exercisable for the purchase of an aggregate of 1,100,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share. For the three months ended March 31, 2012, we recorded licensing fees of $50,997 from the amortization of the above cash and equity fees and $3,589 in marketing and promotional fees and insurance.

*
For the three months ended March 31, 2012, research and development expenses, which consists primarily of salaries and fees paid to third parties for the development of software and applications increased by $4,588 or 12.7% as compared to the same period in 2011.  The increase was primarily attributable to the purchase of a game on March 21, 2012 for $3,000. Since the game needs to be completed, we expensed the amount paid as a development cost. We expect research and development expenses to increase in 2012.

*
For the three months ended March 31, 2012, administrative compensation increased by $2,975 or 18.6% as compared to the same period in 2011.  We expect administrative salaries to increase in 2012 as we increase our operations.

*
For the three months ended March 31, 2012, professional fees increased by $100,859 or 263.2% as compared to the same period in 2011.  We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. Additionally, during the three months ended March 31, 2012, we incurred stock-based professional fees of $91,318 related to business development and investor relations services as compared to $0 in the 2011 period.

*
For the three months ended March 31, 2012, other selling, general and administrative expenses increased by $12,097 or 77.6% as compared to the same period in 2011.  During the three months ended March 31, 2012, we incurred marketing expense of approximately $8,100 in connection with our exhibition and attendance at the 2012 game Developers Conference as compared to $0 for the 2011 period. Additionally, for the three months ended March 31, 2012, travel expenses increased by approximately $8,800 as compared to the 2011 period. These increases were offset by a decrease in other selling, general administrative expenses of approximately $4800. We expect other selling, general and administrative expenses to increase in 2012 at such time as we resume the implementation of our business plan.

Other Income

For the three months ended March 31, 2012 and 2011, we recognized interest income of $67 and $33, respectively. The decrease in interest income was attributable to having a lower cash balance with which to earn interest on. Additionally, for the three months ended March 31, 2012 and 2011, we incurred aggregate interest expense of $639 and $0 related to outstanding notes payable and related party notes, respectively.

Net Loss

As a result of the factors described above, our net loss for the three months ended March 31, 2012 and 2011 was $278,068 and $99,977, or a net loss per common share of $0.01 and $0.00 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2012, we had a cash balance of $579,844. Since inception we have funded our operations as follows:

•	In 2010, we raised net proceeds of $652,000 from the sale of common stock to fund our operating expenses, pay our obligations, and for working capital purposes.
•
In 2011, we borrowed $111,150 ($101,150 from third parties and $10,000 from our chief executive officer) pursuant to note agreements. In January 2012, we borrowed an additional $7,500 from third parties. These funds were used for working capital purposes and to pay the fee for the License Agreement. These notes were unsecured, had interest at 6.0% per annum and were generally due with one year or less of the original note date or within three business days of the closing of a private placement of certain equity securities offered by the Company. In February 2012, the Company raised net proceeds of approximately $830,000 in a private placement as discussed below and these notes and all accrued interest were repaid out of the net proceeds.

•
On February 9, 2012, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) relating to the sale and issuance by us to the Investors of an aggregate of 5,714,286 units, each unit consisting of (i) one share of common stock, par value $0.001 per share (“Common Stock”), of the Company, and (ii) a five-year warrant to purchase one share of Common Stock at an exercise price of $0.25 per share (each, a “Warrant,” and collectively, the “Warrants”).  Each unit was sold at a price of $0.175. Pursuant to the Securities Purchase Agreement, on February 14, 2012 (the closing date), we issued 5,714,286 shares of common stock and issued 5,714,286 Warrants for net proceeds to us from the sale of the units, after deducting the placement agent’s fees and offering expenses, of approximately $830,000. We conducted the Offering pursuant to a registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 9, 2012.The Securities Purchase Agreement contains provisions that restrict the Company from issuing, except pursuant to certain exceptions, any Common Stock or Common Stock equivalents involving a Variable Rate Transaction (as that term is defined in the Securities Purchase Agreement) until five years from the closing.

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital and funds received pursuant to the Securities Purchase Agreement, we presently have no other alternative source of working capital. We will use these funds to fund our operating expenses, pay our obligations, grow our company, and to develop products as required by our License Agreement and for the development of new Apps and games. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months and we may need to raise significant additional capital. We do not anticipate we will be profitable in 2012.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended December 31, 2011.

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

Our estimates uses of cash flow forecast within 12 months is outlined below:

Description	Estimate Cost
Selling and marketing expenses	$35,000
Research and development activities	$250,000
Professional fees	$120,000
General and administrative	$150,000

Total	$555,000

Selling and marketing expenses- Sales and marketing is performed through the placement of ads on social media networks such as Facebook. Upon the resumption of the implementation of our business plan, we estimate that we will incur approximately $35,000 during a twelve month period on these advertisements and for travel expenses.

Research and development activities- In May 2011, we temporarily ceased our research and development activities until we generated sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans.  In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $830,000 and resumed limited development activities. In February 2012, we began limited development activities and we estimate that we will incur cash costs and expenses of approximately $250,000 during a twelve month period on research and development activities (excluding non-cash stock-based fees).

Professional fee - Primarily includes professional fees associated with becoming a public company as summarized as follows:

Amount
Auditing fees	$30,000
Legal fees	50,000
Other professional fees	40,000

Total	$120,000

General and administrative – Over the next 12 months, we estimate that we will incur general and administrative expenses as follows:
Amount
Administrative salaries and benefits	$125,000
Other	25,000

Total	$150,000

We believe our current cash balance is sufficient to fund our business plan, and to continue operating for the next 12 months. If these operating funds are not sufficient, we will have to scale back our operating plans and it will be unlikely that we will be able to pursue our overall business plan without raising additional working capital.

Operating activities

For the three months ended March 31, 2012 and 2011, net cash flows used in operating activities amounted to $151,536 and $84,351, respectively. For the three months ended March 31, 2012, net cash used in operations of $151,536 was primarily attributable to our net losses of $278,068 offset by the add back of non-cash items such as depreciation expense of $329 and stock based compensation and fees of $140,065, and changes in operating assets and liabilities of $(13,862). For the three months ended March 31, 2011, net cash used in operations of $84,351 and was primarily attributable to our net losses of $99,977 offset by the add back of non-cash items such as depreciation expense of $336, and changes in operating assets and liabilities of $15,290.

Financing activities

For the three months ended March 31, 2012 and 2011 net cash flows provided by financing activities was $723,652 and $0, respectively. During the three months ended March 31, 2012, we received net proceeds from sale of common stock of $838,150 and proceeds from notes payable of $7,500 offset by the payments of notes payable $118,650 and the payment of insurance premium finance payable of $3,348.

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

The following tables summarize our contractual obligations as of March 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Insurance premium finance payable	$3,348	3,348	$-	$-	$-
Operating lease	4,452	4,452	-	-	-
Total contractual obligations	$7,800	$7,800	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk. Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.	Risk Factors. Not required to be provided by smaller reporting companies.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2012, we issued 163,636 shares of our common stock to the Company’s chief financial officer for services rendered and for accounts payable of $12,000 that was outstanding at December 31, 2011.

These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that Act.  Each person to whom the shares were issued was an accredited investor and acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend.  No brokerage fees were paid in connection with any of these stock issuances.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mining Safety Disclosures. Not applicable

Item 5.	Other Information. None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPS GENIUS CORP

Date: May 15, 2012	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer