Form 10-Q
period 2012-06-30
Apps Genius Corp
filed 2012-08-14
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  33,820,801 shares of common stock are issued and outstanding as of August 10, 2012.

APPS GENIUS CORP
FORM 10-Q
June 30, 2012

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

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

APPS GENIUS CORP
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$293,351	$7,728
Accounts receivable	771	2,196
Prepaid expenses	520,582	435,020
Security deposit	675	-

Total Current Assets	815,379	444,944

PROPERTY AND EQUIPMENT, net	3,730	4,403

OTHER ASSETS:
Prepaid expenses, net of current portion	13,376	58,733
Deferred financing costs	-	7,500

Total Other Assets	13,376	66,233

Total Assets	$832,485	$515,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$-	$101,150
Note payable - related party	-	10,000
Accounts payable	26,008	44,206
Accounts payable - related party	3,000	21,000
Accrued expenses	8,169	3,887
Insurance premium finance payable	837	6,696
Due to related party	-	1,871

Total Current Liabilities	38,014	188,810

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at June 30, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
33,820,801 and 26,521,400 shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively)	33,821	26,521
Additional paid-in capital	2,465,734	1,221,913
Accumulated deficit	(1,705,084)	(921,664)

Total Stockholders' Equity	794,471	326,770

Total Liabilities and Stockholders' Equity	$832,485	$515,580

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$1,248	$2,428	$4,974	$8,535

OPERATING EXPENSES:
Licensing fees and expenses	78,358	-	132,944	-
Research and development	69,445	7,783	110,210	43,960
Administrative compensation	40,000	3,000	59,000	28,025
Professional fees	235,823	37,733	374,999	67,050
Other selling, general and administrative	83,269	8,072	110,964	23,670

Total Operating Expenses	506,895	56,588	788,117	162,705

LOSS FROM OPERATIONS	(505,647)	(54,160)	(783,143)	(154,170)

OTHER INCOME (EXPENSE):
Interest expense	-	-	(560)	-
Interest expense - related party	-	-	(79)	-
Interest income	295	4	362	37

Total Other Income (Expense)	295	4	(277)	37

NET LOSS	$(505,352)	$(54,156)	$(783,420)	$(154,133)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$-	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	33,560,191	25,663,378	31,451,942	25,630,074

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(783,420)	$(154,133)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	345,007	27,000
Contributed services	-	3,000
Depreciation	673	673
Changes in assets and liabilities:
Accounts receivable	1,425	3,162
Prepaid expenses	23,259	-
Security deposit	(675)	-
Accounts payable and accrued expenses	(13,916)	7,165
Accounts payable - related party	(6,000)	-
Due to related parties	(1,871)	600

NET CASH USED IN OPERATING ACTIVITIES	(435,518)	(112,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,500	20,000
Payment of notes payable	(108,650)	-
Payment of notes payable - related party	(10,000)	-
Payment of insurance premium finance payable	(5,859)	-
Repayment of subscription payable	-	(100)
Proceeds from sale of common stock	1,000,000	-
Payment of placement costs and fees	(161,850)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	721,141	19,900

NET INCREASE (DECREASE) IN CASH	285,623	(92,633)

CASH - beginning of year	7,728	121,426

CASH - end of period	$293,351	$28,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,637	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for services charged to prepaid expenses	$396,471	$-
Common stock issued for accounts payable- related party	$12,000	$-
Deferred offering costs offset against equity raise	$7,500	-

See notes to unaudited financial statements.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Apps Genius Corp (the “Company”) was incorporated in the State of Nevada on December 17, 2009.  The Company’s principal business is focused on creating innovative social games and mobile applications that let people play together with real-world friends and family using the currently available infrastructure built by both social and mobile networks. The Company’s cross-platform gaming and mobile applications allow users to play and interact with multiple people on multiple networks whether or not they have a preexisting relationship with them. The Company’s Social Gaming and Mobile App technology allows users and players to reach across the multiple networks into a virtual application or gaming environment.  Additionally, the Company has developed unique player incentive platforms that allow users to share in the success of the game or application.  Currently, the Company is developing its platform for Facebook, iPhone and Android.

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

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $783,420 and $435,518, respectively, for the sixmonths ended June 30, 2012 and an accumulated deficit of $1,705,084at June 30, 2012 and has minimal revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. In February 2012, the Company received approximately $830,000 from the sale of its common stock (See Note 5) which is being used to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2012 and 2011 include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Concentrations

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all non-interest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. A non-interest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations (continued)

Concentration of credit risk(continued)

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2012. There were no balances in excess of FDIC insured levels as of June 30, 2012.

Concentration of revenue and geographic area

The Company sells its products to its customers through revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the six months ended June 30, 2012 as follows:

Arrangement	Percentage of total revenues For the six months ended June 30, 2012	Percentage of accounts receivable balance at June 30, 2012
1	76.4%	72.7%

The Company has customers in countries other than USA. In the six months ended June 30, 2012 and 2011, customers located in the USA represented substantially all of the Company’s total revenues.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2012 and December 31, 2011, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

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
JUNE 30, 2012

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

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the six months ended June 30, 2012 and 2011, the Company did not capitalizeany software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recordany impairment charges during the six months ended June 30, 2012 and 2011.

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

Some of the Company’s social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays the Company a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by the Company of an electronic confirmation from the advertiser and when collection is reasonably assured.   Virtual currency revenue for the six months ended June 30, 2012 and 2011 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the six months ended June 30, 2012 and 2011, advertising expense was $315 and $215, respectively.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For the six months ended June 30, 2012 and 2011, research and development costs were $110,210 and $43,960, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Warrants	8,914,286	-	8,914,286	-
Stock options	525,000	-	525,000	-
Total	9,439,286	-	9,439,286	-

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	June 30, 2012	December 31, 2011
Office equipment and furniture	5 Years	$214	$214
Computer equipment	5 Years	6,581	6,581
		6,795	6,795
Less: accumulated depreciation		(3,065)	(2,392)
		$3,730	$4,403

For the six months ended June 30, 2012 and 2011, depreciation expense amounted to $673 and $673, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note payable – related party

In August 2011, the Company entered into a note agreement with Adam Kotkin, the Company’s chief executive officer (“CEO”) in the amount of $5,000. This note is unsecured, bears interest at 6.0% and is due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. On December 28, 2011, the Company entered into a promissory note agreement with CEO in the amount of $5,000. This note bears interest at 6.0%, is secured by all of the assets of the Company and is due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000. In February 2012, theses notes and all accrued interest were repaid. At June 30, 2012 and December 31, 2011, the aggregate principal amounts due under these loans amounted to $0 and $10,000, respectively. At June 30, 2012 and December 31, 2011, interest due under these notes amounted to $0and $108, respectively, which has been included in due to related party on the accompanying balance sheets. For the six months ended June 30, 2012 and 2011, interest expense related to these notes amounted to $79 and $0, respectively.

Other

The Company’s CEO from time to time, provided advances to the Company for working capital purposes. At June 30, 2012 and December 31, 2011, the Company had advances payable to the CEO of $0 and $1,763, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheets.

As of June 30, 2012 and December 31, 2011, the Company owed $3,000 and $21,000, respectively, to a company owned by its chief financial officer for services rendered.

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

In August 2011, the Company entered into three note agreements with three partiesin the aggregate amount of $55,000. These notes were unsecured, bear interest at 6.0% and were due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 4 – NOTES PAYABLE (continued)

In February 2012, the above notes and all accrued interest were repaid. At June 30, 2012 and December 31, 2011, aggregate principal due under the above notes amounted to $0 and $101,150, respectively, and interest amounts due under the loans amounted to $0 and $1,925, respectively. The weighted average interest rate on the Company’s short-term obligations was 6%.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of June 30, 2012.

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

Pursuant to the Placement Agent Agreement between the Company and Rodman &Renshaw, LLC (the “Placement Agent”), dated as of June 29, 2011, and as amended on August 8, 2011 and on December 19, 2011, the Company paid the Placement Agent, a cash fee equal to 7% of the gross proceeds of the Offering or $70,000, as well as a non-accountable expense allowance equal to 2% of the gross proceeds of the Offering or $20,000.  In September 2011, the Company paid a $7,500 advance to Rodman upon execution of this Agreement, which was applied against the 2% non-accountable expense allowance. At December 31, 2011, the $7,500 advance has been reflected as deferred financing costs on the accompanying balance sheet. In addition, the Company issued to the Placement Agent 400,000 five-year warrants to purchase shares of Common Stock equal to 7% of the number of shares sold in the Offering, with an exercise price equal to 125% of the public offering price or $0.21875.

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

Pursuant to existing anti-dilution price protection right for a certain investor who purchased the Company’s common shares in an April 2010 offering, the Company issued 346,479 shares of its common stock in April 2012.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Common stock issued for services (continued)

On April 10, 2012, the Company entered into a one-year consulting agreement for business development services.  In connection with the agreement, the Company issued 1,000,000 shares of its common stock.  The Company valued these common shares at the fair value of $0.108 per common share or $108,000 based on the quoted trading price of the common stock on the grant date which is the measurement date and will be amortized over the one year service period. Additionally, the Company issued 500,000 warrants for the purchase of 500,000 shares of the Company’s common stock at an exercise price equal to $0.25 per share exercisable for a two year period. The Company calculated the $35,581 fair value of the 500,000 warrants granted using the Black-Scholes option pricing model and using actual historical volatility of 168.7%, and will be amortized over the one year service period. In connection with this agreement, for the six months ended June 30, 2012, the Company recorded professional fees of $31,907 and a remaining prepaid expense of $111,674 at June 30, 2012 which will be amortized over the remaining contract term.

On June 11, 2012, the Company issued 75,000 shares of its common stock to the Company’s chief financial officer for services rendered. The Company valued these common shares at the fair value of $0.08 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000.

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

As of June 30, 2012, no instruments have been granted under the Plan.

Common stock warrants

On February 9, 2012, the Company entered into an exclusive, worldwide licensing agreement (the “MPS License Agreement”) with Mike Sorrentino and MPS Entertainment LLC (“MPS”) and Starz Management & PR (“Starz”) (See Note 6). Pursuant to theMPS Licensing Agreement, the Company issued warrants exercisable for the purchase of 1,000,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share (the “MPS Warrants”) and the Company has issued Starz warrants exercisable for the purchase of 100,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share (the “Starz Warrants”).  The MPS Warrants will be exercisable by MPS until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The MPS Warrants can be exercised as follows: 500,000 warrants on the Effective date, and 166,667 on the release of the second game, 166,667 upon release of the third game and 166,666 upon release of the fourth game.  The Starz Warrants shall vest upon the release of each game at 25,000 warrants per game.  These Warrants may be exercised, in whole or in part, at such time by means of a cashless exercise. The Company accounted for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Common stock warrants (continued)

The Company calculated the fair value of the 1,000,000 MPS Warrants granted using the Black-Scholes option pricing model and recorded the fair value of $167,090 as a deferred license costs included in prepaid expenses which will be amortized over the license term of 18 months.  The Company calculated the fair value of the 100,000 Starz Warrants granted using the Black-Scholes option pricing model and recorded the fair value of $16,709 as a deferred license costs included in prepaid expenses which will be amortized over the vesting period. In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 18 months.The value of the MPS Warrant and Starz Warrant on the grant date was based upon the following Black-Scholes assumptions; exercise prices of $.23, actual historical volatility of 176.74%, expected term of 18 months and discount rate of 0.27%. In connection with these Warrants, for the six months ended June 30, 2012, the Company’s amortization of these licensing fees amounted to $47,890 and a remaining deferred licensing cost of $135,909 (included in prepaid expenses) at June 30, 2012 which will be amortized over the remaining estimated license term.

Warrant activities for the six months ended June 30, 2012 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggreate Instrinsic Value
Balance at December 31, 2011	1,200,000	$0.33
Issued	7,714,286	0.25
Exercised/forfeited	-	-
Balance at June 30, 2012	8,914,286	$0.26	$-
Warrants exercisable at June 30, 2012	8,339,286	$0.26	$-

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.23	1,100,000	1.36	$0.23	525,000	$0.23
$0.21875	400,000	4.88	0.21875	400,000	0.21875
$0.25	6,214,286	4.40	0.25	6,214,286	0.25
$0.31	1,100,000	1.04	0.31	1,100,000	0.31
$0.55	100,000	4.70	0.55	100,000	0.55
	8,914,286	3.92	$0.26	8,339,286	$0.26

Stock Options

On March 1, 2012, the Company entered into a financial service agreement with a third party for a seven month term. In connection with the financial service agreement, the Company issued an aggregate of 500,000 stock options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.14 per common share. The stock options expire on March 1, 2017. The Company calculated the $66,749 fair value of the 500,000 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 177.3%.  For the six months ended June 30, 2012, the Company recorded professional fees of $38,142 and prepaid expenses of $28,607which will be amortized over the remaining financial agreement term.

In connection with services to be rendered related to the purchase of a game for a period of 12 months, on March 21, 2012, the Company issued options exercisable for the purchase of 25,000 shares of the Company’s common stock at an exercise price equal to $0.12 per share exercisable for a two year period. Additionally, the Company shall pay to Seller 10% of the aggregate net revenue generated from sales and advertising of the game, if any, for the lifetime of the game. The Company calculated the $2,342 fair value of the 25,000 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 173.4% which will be amortized over the one year service period.For the six months ended June 30, 2012, the Company expensed to professional fees $648 and had a remaining prepaid expense of $1,694at June 30, 2012 which will be amortized over the remaining financial agreement term.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Stock Options

Stock option activities for the six months ended June 30, 2012 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2011	-	$-
Granted	525,000	0.14
Exercised/forfeited	-	-
Balance at June 30, 2012	525,000	$0.14	$-
Options exercisable at June 30, 2012	425,000	$0.14	$-

The following table summarizes the shares of the Company's common stock issuable upon exercise of stock options outstanding at June 30, 2012:

Stock Option Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.12-0.14	525,000	4.53	0.14	425,000	0.14
	525,000	4.53	$0.14	425,000	$0.14

The weighted-average grant-date fair value of options granted to employees/consultants due the six months ended June 30, 2012 was $.13. As of June 30, 2012, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $30,301.

NOTE 6 – COMMITMENT AND CONTINGENCIES

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

Licensing Agreements

NEP Snooki Enterprises, LLC

On October 17, 2011 (the “Effective Date”), the Company entered into an exclusive, worldwide licensing agreement (the “License Agreement”) with NEP Snooki Enterprises, LLC (the “NEP”) and Starz Management & PR (“Starz”), which grants the Company the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Apps”) to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms. Pursuant to the License Agreement, the Company will develop a total of four Apps within one year of the Effective Date (the “Initial Term”), with the release of the first App scheduled for late November 2011 and the release of the second App in February 2012. The term of the License (the “Term”) shall be one (1) year from the earlier of (i) the Release Date of fourth App described above or (ii) eight months after the Effective Date.  In the event that the Company successfully releases four Products within the Term, the Company, with the mutual agreement of the parties and the payment of an additional cash fee, shall be entitled to release up to four additional new Products and the Term shall be extended for an additional one-year period.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 6 – COMMITMENT AND CONTINGENCIES (continued)

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

In connection with the Cash Fees paid and equity instruments issued pursuant to the License Agreement, for the six months ended June 30, 2012 and 2011, the Company recorded licensing fees of $67,480 and $0 and the remaining prepaid expense of $129,970 at June 30, 2012 which will be amortized over the remaining initial estimated license term of 20 months.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 6 – COMMITMENT AND CONTINGENCIES (continued)

In connection with the equity instruments issued pursuant to the MPS License Agreement, for the six months ended June 30, 2012 and 2011, the Company recorded licensing fees of $47,890 and $0 and the remaining prepaid expense of $135,909 at June 30, 2012 which will be amortized over the remaining portion of the initial estimated license term of 18 months.

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

Plan of Operations

We were incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp.

We create innovative social games and mobile application that let you play together with real-world friends and family using the infrastructure built by social and wireless networks. Our cross-platform gaming and mobile applications allow users to play and interact with the same people such user would play cards, board games or go bowling within the real world, regardless of the network they are on.  Our Social Gaming and Mobile App technology allows users and players to reach across the different networks into a virtual application or gaming environment.  Additionally, we have developed unique player incentive platforms that allow users to share in the success of the game or application.  Currently we are developing our platform for Facebook, iPhone and Android.

We monetize our social games through virtual currencies through Radium One (formerly gWallet), Facebook Credits, and banner ads through Cubics.com, a division of adKnowledge, and Apple. Our mobile applications are monetized by either charging fees for downloading through the Apple iTunes Store or by offering free applications with banner advertising supplied by Cubics. To date, we have commenced limited operations and will require outside capital to implement our business model.

In August 2011, we launched our Celebrity Entertainment Division. Our aim with implementing the Celebrity Entertainment Division is to work with celebrities to create and distribute social games and software applications that consumers can use on a variety of platforms. In that regard,

●
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

●
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

On April 19, 2012, we acquired the domain name “GetFunded.com” in order to explore potential opportunities in crowdfunding.  “Crowdfunding” describes the collective cooperation, attention, and trust by people who network and pool their resources, usually via the Internet, to support efforts initiated by other people or organizations.  Crowdfunding can occur for a wide variety of purposes, both for-profit and not-for-profit, including mobile app development, disaster relief, citizen journalism, support of artists by fans, political campaigns, startup company funding, movie or software development, and scientific research.  Crowdfunding has experienced a sudden increase in popularity and could become a viable means for start-up companies to raise capital from investors because of the Jumpstart Our Business Startups Act or “JOBS” Act, which was signed into law by President Obama on April 5, 2012.  The JOBS Act eases certain securities regulations, particularly for smaller issuers of securities, and creates an exemption from registration under the Securities Act of 1933 for crowdfunding, subject to certain restrictions and qualifications.  The SEC has until December 31, 2012 to enact a regulatory system for crowdfunding, but this could potentially be extended until a later date.

Our website, www.GetFunded.com will position us to be part of crowdfunding when the SEC regulations become effective and entrepreneurs are able to solicit capital from investors through these channels. Crowdfunding has already received a large amount of publicity.

Our Beta version of www.GetFunded.com is open for pre-registration to all businesses. In an effort to attract the pre-registration of the best possible businesses seeking crowdfunding, we announced that we will contribute up to $5,000 in funding per project for the first 25 of those projects selected and feature the 25 projects on the GetFunded.com website upon its launch. Some of the criteria that the company will be evaluating are originality, sustainable competitive advantage, and potential market size. Our contributions to these businesses will range between $500 and $5,000.

Initially, the platform on GetFunded.com will allow users to donate financially to the development of a wide range of products and services. In our initial beta release, GetFunded.com will allow users to contribute to a project in exchange for services or products. Next, we intend to build and position the GetFunded.com platform to take advantage of the JOBS Act by allowing users to use crowdfunding to solicit investors and sell securities through our website when it becomes legal.

GetFunded.com intends to apply to become an approved portal site with the ability to allow users to invest and purchase securities in companies through crowdfunding in accordance with the requirements of the JOBS Act.  As soon as the SEC regulations are announced, we plan to move quickly so that we are able to become an early established platform for crowdfunding.

Limited Operating History

We have generated a limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the sixmonths ended June 30, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the six months ended June 30, 2012 and 2011.

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

Some of the our social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays us a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by us of an electronic confirmation from the advertiser and when collection is reasonably assured.  Virtual currency revenue for the six months ended June 30, 2012 and 2011 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

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

Results of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

Revenues

For the sixmonths ended June 30, 2012 and 2011, we recognized revenues of $4,974 and $8,535, respectively, from the sale of games and from advertising, a decrease of $3,561 or 41.7%. For the three months ended June 30, 2012 and 2011, we recognized revenues of $1,248 and $2,428, respectively, from the sale of games and from advertising, a decrease of $1,180 or 48.6%.  The decrease in revenues was mainly attributable to a decrease in the sale of previously developed applications and advertising revenues and a lack in the development of new games and applications due to a lack of working capital and development activities. In February 2012, we commenced development activities. Pursuant to the Snooki License discussed elsewhere herein, we will develop three additional games. We have also retained the right to release four additional applications provided we successfully release four applications during the initial license term. Additionally, on February 9, 2012, we entered into a binding term sheet (the “Term Sheet”) with Mike Sorrentino, MPS and Starz regarding an exclusive, worldwide licensing agreement, which would  grants us the right to use Mike Sorrentino (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms (the “Sorrentino  Agreement”).Pursuant to the Term Sheet, we will develop a total of four apps within eighteen (18) months of the execution of the Sorrentino Agreement, with the release of the first, second, and third App occurring within 3 months, 6 months and 9 months of the Effective Date, respectively. The fourth App shall be released no later than 15 months from the Effective Date. The term of the License (the “Term”) shall be 18 months from the Effective Date.

Operating Expenses

For the six months ended June 30, 2012 and 2011, operating expenses amounted to $788,117 and $162,705 respectively, an increase of $625,412 or 384.4%. For the three months ended June 30, 2012 and 2011, operating expenses amounted to $506,895 and $56,588 respectively, an increase of $450,307 or 795.8%. Changes in operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Licensing fees and expenses	$78,358	$-	$132,944	$-
Research and development	69,445	7,783	110,210	43,960
Administrative compensation	40,000	3,000	59,000	10,000
Professional fees	235,823	37,733	374,999	85,075
Other selling, general and administrative	83,269	8,072	110,964	23,670
	$506,895	$56,588	$788,117	$162,705

*
For the three and six months ended June 30, 2012, license fees and expenses amounted to $78,358 and $132,944, respectively. We did not incur these expenses in the three and six months ended June 30, 2011. On October 17, 2011, we entered into an exclusive, worldwide licensing agreement with NEP Snooki Enterprises, LLC (“NEP”) and Starz Management & PR (“Starz”), which grants us the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games.In consideration for the exclusive license granted by NEP during the initial term, we paid a non-refundable license fee of $55,000 (the “Cash Fee”). In addition, we issued NEP or assignees warrants exercisable for the purchase of 1,100,000 shares of the Company’s common stock at an exercise price equal to $0.31 per share on a for-cash or cashless exercise basis and 70,000 shares of our common stock were issued to Starz.

Additionally, on February 9, 2012, we entered into an exclusive, worldwide licensing agreement (the “MPS License Agreement”) with Mike Sorrentino and MPS Entertainment LLC (“MPS”) and Starz, which grants the Company the right to use Mike Sorrentino’s (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games. In consideration for the exclusive license granted by MPS during the Term, we issued MPS and Starz warrants exercisable for the purchase of an aggregate of 1,100,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share. For the three and six months ended June 30, 2012, we recorded licensing fees of $64,373and $115,370 from the amortization of the above cash and equity fees and $13,985 and $17,574 in marketing and promotional fees and insurance, respectively.

*
Research and development expenses consist primarily of salaries and fees paid to third parties for the development of software and applications. For the six months ended June 30, 2012, research and development expenses increased by $66,250 or 150.7% as compared to the six months ended June 30, 2011. For the three months ended June 30, 2012, research and development expenses increased by $61,662 or 792.3% as compared to the three months ended June 30, 2011.   In February 2011, we substantially decreased development activities and in May 2011, we temporarily ceased our research and development activities until we generated sufficient revenues from our current portfolio of products or we were able to raise additional working capital funds from debt or equity financing or loans. In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $825,000 and resumedresearch & development activities to develop new applications with working capital received from our recent capital raise and expect research and development expenses to increase in 2012.

*
For the six months ended June 30, 2012, administrative compensation increased by $30,975 or 110.5% as compared to the six months ended June 30, 2011. For the three months ended June 30, 2012, administrative compensation increased by $37,000 or 1,233.3% as compared to the three months ended June 30, 2011. In the 2011 period, we reduced administrative compensation due to the lack of working capital.  In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $825,000 and resumed the payment of administrative compensation. We expect administrative salaries to increase in 2012 as we increase our operations.

*
For the six months ended June 30, 2012, professional fees increased by $307,949 or 459.3% as compared to the six months ended June 30, 2011.  For the three months ended June 30, 2012, professional fees increased by $198,090 or 525.0% as compared to the three months ended June 30, 2011.  We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. Additionally, during the three and months ended June 30, 2012, we incurred stock-based professional fees of $142,819 and $234,137 related to business development and investor relations services as compared to $0 in the 2011 period.

*
For the six months ended June 30, 2012, other selling, general and administrative expenses increased by $87,294 or 368.8% as compared to the six months ended June 30, 2011.  During the six months ended June 30, 2012, we incurred marketing expense of approximately $8,100 in connection with our exhibition and attendance at the 2012 game Developers Conference as compared to $0 for the 2011 period. Additionally, for the six months ended June 30, 2012, travel expenses increased by approximately $19,800 as compared to the 2011 period. During the six months ended June 30, 2012, we paid $60,000 for a domain name which was expensed and included in other selling, general and administrative expenses. For the three months ended June 30, 2012, other selling, general and administrative expenses increased by $11,001 or 3,190.3% and web development expensed increased by 60,310 as compared to the three months ended June 30, 2011.

Other Income

For the three and six months ended June 30, 2012, we recognized interest income of $295 and $362, as compared to $4 and $37 for the three and six months ended June 30, 2011, respectively. The increase in interest income was attributable to having a higher cash balance with which to earn interest on. Additionally, for the three and six months ended June 30, 2012, we incurred aggregate interest expense of $0 and $639 related to outstanding notes payable and related party notes, respectively. We did not incur interest expense in the 2011 period.

Net Loss

As a result of the factors described above, our net loss for the six months ended June 30, 2012 and 2011 was $783,420 and $154,133, or a net loss per common share of $0.02 and $0.01 (basic and diluted), respectively. Our net loss for the three months ended June 30, 2012 and 2011 was $505,352 and $54,156, or a net loss per common share of $0.02 and $0.00 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At June 30, 2012, we had a cash balance of $293,351. Since inception we have funded our operations as follows:

●	In 2010, we raised net proceeds of $652,000 from the sale of common stock to fund our operating expenses, pay our obligations, and for working capital purposes.
●
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

●
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

Our estimates use of cash flow forecast within 12 months is outlined below:

Description	Estimate Cost
Selling and marketing expenses	$15,000
Research and development activities	$55,000
Professional fees	$65,000
General and administrative	$80,000

Total	$215,000

Research and development activities- In May 2011, we temporarily ceased our research and development activities until we generated sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans.  In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $830,000 and resumed limited development activities.In February 2012, we began limited development activities and we estimate that we will incur cash costs and expenses of approximately $55,000 during a twelve month period on research and development activities (excluding non-cash stock-based fees)

Professional fee - Primarily includes professional fees associated with becoming a public company as summarized as follows:

Amount
Auditing fees	$25,000
Legal fees	30,000
Other professional fees	10,000

Total	$65,000

General and administrative – Over the next 12 months, we estimate that we will incur general and administrative expenses as follows:

Amount
Administrative salaries and benefits	$55,000
Other	25,000

Total	$80,000

We believe our current cash balance is sufficient to fund our business plan, and to continue operating for the next 12 months. If these operating funds are not sufficient, we will have to scale back our operating plans and it will be unlikely that we will be able to pursue our overall business plan without raising additional working capital.

Operating activities

For the six months ended June 30, 2012 and 2011, net cash flows used in operating activities amounted to $435,518 and $112,533, respectively. For the six months ended June 30, 2012, net cash used in operations of $435,518 was primarily attributable to our net losses of $783,420 offset by the add back of non-cash items such as depreciation expense of $673 and stock based compensation and fees of $345,007, and changes in operating assets and liabilities of $2,222. For the six months ended June 30, 2011, net cash used in operations of $112,533 and was primarily attributable to our net losses of $154,133 offset by the add back of non-cash items such as depreciation expense of $673, stock based compensation of $27,000, and contributed services of $3,000 and changes in operating assets and liabilities of $10,927.

Financing activities

For the six months ended June 30, 2012 and 2011 net cash flows provided by financing activities was $721,141 and $19,900, respectively. During the six months ended June 30, 2012, we received net proceeds from sale of common stock of $838,150 and proceeds from notes payable of $7,500 offset by the payments of notes payable $118,650 and the payment of insurance premium finance payable of $5,859. In the six months ended June 30, 2011, we received proceeds from notes payable of $20,000 and repaid a subscription payable of $100.

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

The following tables summarize our contractual obligations as of June 30, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Insurance premium finance payable	$3,348	3,348	$-	$-	$-
Operating lease	837	837	-	-	-
Total contractual obligations	$4,185	$4,185	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.	Risk Factors.
Not required to be provided by smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 10, 2012, we entered into a one-year consulting agreement for investor relations services.  In connection with the agreement, we issued 1,000,000 shares of our common stock.  We valued these common shares at the fair value of $0.108 per common share or $108,000 based on the quoted trading price of the common stock on the grant date which is the measurement date and will be amortized over the one year service period.

On June 11, 2012, we issued 75,000 shares of our common stock to our chief financial officer for services rendered. The Company valued these common shares at the fair value of $0.08 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000.

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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures. Not applicable

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer

32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPS GENIUS CORP

Date: August 14, 2012	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer