Form 10-Q
period 2012-09-30
Apps Genius Corp
filed 2012-11-09
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-170715

APPS GENIUS CORP
 (Name of Registrant as specified in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation of rganization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  35,949,372 shares of common stock are issued and outstanding as of November 9, 2012.

APPS GENIUS CORP
FORM 10-Q
September 30, 2012

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

APPS GENIUS CORP
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$193,208	$7,728
Accounts receivable	515	2,196
Prepaid expenses	209,991	435,020
Other receivable	2,241	-
Security deposit	675	-

Total Current Assets	406,630	444,944

PROPERTY AND EQUIPMENT, net	3,393	4,403

OTHER ASSETS:
Prepaid expenses, net of current portion	-	58,733
Deferred financing costs	-	7,500

Total Other Assets	-	66,233

Total Assets	$410,023	$515,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$-	$101,150
Note payable - related party	-	10,000
Accounts payable	33,499	44,206
Accounts payable - related party	-	21,000
Accrued salaries	10,000	-
Accrued expenses	3,715	3,887
Insurance premium finance payable	-	6,696
Due to related party	-	1,871

Total Current Liabilities	47,214	188,810

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at September 30, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
34,749,372 and 26,521,400 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively)	34,749	26,521
Additional paid-in capital	2,478,306	1,221,913
Accumulated deficit	(2,150,246)	(921,664)

Total Stockholders' Equity	362,809	326,770

Total Liabilities and Stockholders' Equity	$410,023	$515,580

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES	$1,499	$1,915	$6,473	$10,450

OPERATING EXPENSES:
Licensing fees and expenses	67,293	-	200,237	-
Research and development	45,133	-	155,343	43,960
Administrative compensation	47,000	12,000	106,000	40,025
Professional fees	274,479	24,416	649,478	91,466
Other selling, general and administrative	12,948	5,218	123,912	28,888

Total Operating Expenses	446,853	41,634	1,234,970	204,339

LOSS FROM OPERATIONS	(445,354)	(39,719)	(1,228,497)	(193,889)

OTHER INCOME (EXPENSE):
Interest expense	-	(675)	(560)	(675)
Interest expense - related party	-	(29)	(79)	(29)
Interest income	192	-	554	37

Total Other Income (Expense)	192	(704)	(85)	(667)

NET LOSS	$(445,162)	$(40,423)	$(1,228,582)	$(194,556)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$-	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	34,156,981	25,799,226	32,360,203	25,687,078

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,228,582)	$(194,556)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	652,897	30,444
Contributed services	-	6,000
Depreciation	1,010	1,010
Changes in assets and liabilities:
Accounts receivable	1,681	2,729
Prepaid expenses	49,758	(55,000)
Security deposit	(675)	-
Accounts payable and accrued expenses	(10,879)	19,031
Accrued salaries	10,000	-
Accounts payable - related party	(9,000)	9,500
Due to related parties	(1,871)	29

NET CASH USED IN OPERATING ACTIVITIES	(535,661)	(180,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,500	75,000
Proceeds from notes payable - related party	-	5,000
Payment of notes payable	(108,650)	-
Payment of notes payable - related party	(10,000)	-
Payment of insurance premium finance payable	(5,859)	-
Payment of deferred financing costs	-	(7,500)
Proceeds from sale of common stock	1,000,000	-
Payment of placement costs and fees	(161,850)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	721,141	72,500

NET INCREASE (DECREASE) IN CASH	185,480	(108,313)

CASH - beginning of year	7,728	121,426

CASH - end of period	$193,208	$13,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,637	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for services charged to prepaid expenses	$396,471	$-
Common stock issued for future services	$-	$120,556
Common stock issued for accounts payable- related party	$12,000	$-
Reclassification of insurance premiums payable and prepaid expeenses to other receivable	$3,078	$-

See notes to unaudited financial statements.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $1,228,582 and $535,661, respectively, for the nine months ended September 30, 2012 and an accumulated deficit of $2,150,246 at September 30, 2012 and has minimal revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2012 and 2011 include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation and fees.

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
SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations (continued)

Concentration of credit risk(continued)

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2012. There were no balances in excess of FDIC insured levels as of September 30, 2012.

Concentration of revenue and geographic area

The Company sells its products to its customers through revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the nine months ended September 30, 2012 as follows:

Arrangement	Percentage of total revenues For the nine months ended September 30, 2012	Percentage of accounts receivable balance at September 30, 2012
1	78.1%	64.3%

The Company has customers in countries other than USA. During the nine months ended September 30, 2012 and 2011, customers located in the USA represented substantially all of the Company’s total revenues.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2012 and December 31, 2011, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

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
SEPTEMBER 30, 2012

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

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the nine months ended September 30, 2012 and 2011, the Company did not capitalize any software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2012 and 2011.

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

Some of the Company’s social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays the Company a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by the Company of an electronic confirmation from the advertiser and when collection is reasonably assured.   Virtual currency revenue for the nine months ended September 30, 2012 and 2011 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the nine months ended September 30, 2012 and 2011, advertising expense was $2,140 and $215, respectively.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For the nine months ended September 30, 2012 and 2011, research and development costs were $155,343 and $43,960, respectively.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	September 30, 2012	December 31, 2011
Office equipment and furniture	7 Years	$214	$214
Computer equipment	5 Years	6,581	6,581
		6,795	6,795
Less: accumulated depreciation		(3,402)	(2,392)
		$3,393	$4,403

For the nine months ended September 30, 2012 and 2011, depreciation expense amounted to $1,010 and $1,010, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note payable – related party

In August 2011, the Company entered into a note agreement with Adam Kotkin, the Company’s chief executive officer (“CEO”) in the amount of $5,000. This note is unsecured, bears interest at 6.0% and is due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. On December 28, 2011, the Company entered into a promissory note agreement with CEO in the amount of $5,000. This note bears interest at 6.0%, is secured by all of the assets of the Company and is due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000. In February 2012, theses notes and all accrued interest were repaid. At September 30, 2012 and December 31, 2011, the aggregate principal amounts due under these loans amounted to $0 and $10,000, respectively. At September 30, 2012 and December 31, 2011, interest due under these notes amounted to $0 and $108, respectively, which has been included in due to related party on the accompanying balance sheets. For the nine months ended September 30, 2012 and 2011, interest expense related to these notes amounted to $79 and $29, respectively.

Other

The Company’s CEO from time to time, provided advances to the Company for working capital purposes. At September 30, 2012 and December 31, 2011, the Company had advances payable to the CEO of $0 and $1,763, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheets.

As of September 30, 2012 and December 31, 2011, the Company owed $0 and $21,000, respectively, to a company owned by its chief financial officer for services rendered.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 4 – NOTES PAYABLE (continued)

In February 2012, the above notes and all accrued interest were repaid. At September 30, 2012 and December 31, 2011, aggregate principal due under the above notes amounted to $0 and $101,150, respectively, and interest amounts due under the loans amounted to $0 and $1,925, respectively. The weighted average interest rate on the Company’s short-term obligations was 6%.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of September 30, 2012.

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
SEPTEMBER 30, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Common stock issued for services (continued)

On April 10, 2012, the Company entered into a one-year consulting agreement for business development services.  In connection with the agreement, the Company issued 1,000,000 shares of its common stock.  The Company valued these common shares at the fair value of $0.108 per common share or $108,000 based on the quoted trading price of the common stock on the grant date which is the measurement date and was being amortized over the one year service period. Additionally, the Company issued 500,000 warrants for the purchase of 500,000 shares of the Company’s common stock at an exercise price equal to $0.25 per share exercisable for a two year period. The Company calculated the $35,581 fair value of the 500,000 warrants granted using the Black-Scholes option pricing model and using actual historical volatility of 168.7%, and was being amortized over the one year service period. During the third quarter of 2012, the contract was verbally terminated and any remaining prepaid amounts were written off. Accordingly, in connection with this agreement, for the nine months ended September 30, 2012, the Company recorded professional fees of $143,581.

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

On August 24, 2012, the Company entered into a four month consulting agreement for business development services This Agreement shall remain in effect for a fixed term of four months (the “Initial Term”) commencing on the August 24, 2012 and continuing through December 23, 2012, and, provided that, if the Company is funded or purchased (or has entered into a memorandum of understanding, letter of intent or similar document) (a “Transaction”) by another company during the Initial Term whereby the consultant’s services made a direct contribution to such Transaction, the Initial Term shall automatically be renewed for an additional eight (8) months (the “Additional Term” and together with the Initial Term, the “Consulting Period”). If the Company enters into a Transaction during the Initial Term without any direct contribution by the Consultant’s Services, this Agreement will not be automatically renewed for an Additional Term. As consideration for consultant’s performance of the services, the Company shall pay Consultant 2,000,000 shares of the Company’s common stock in equal monthly installments during the Initial Term of 500,000 shares per month. If this Agreement is extended for the Additional Term, then the Company shall issue an additional 4,000,000 shares of the Company’s common stock to the consultant. The 500,000 shares of Company’s common stock for each month of Service during the Initial Term shall be issued to and earned by the Consultant on or before the fifth (5th) calendar day of each month. The first payment date shall be on or before September 5, 2012 and each month thereafter, with the last payment date of the Initial Term shall be on December 5, 2012. In the event that this Agreement is extended to include the Additional Term, the 4,000,000 shares of the Company’s common stock shall be awarded to the consultant in a lump sum either (a) by January 5, 2013 or (b) within 5 business days of the date on which the Company is funded or purchased by another Company, whichever is feasible. In connection with the agreement, the Company issued 500,000 shares of its common stock on September 5, 2012. The Company valued these common shares at the fair value of $0.015 per common share or $7,500 based on the quoted trading price of the common stock on the grant date of August 24, 2012, which is the measurement date. For the nine months ended September 30, 2012, the Company recorded professional fees of $7,500. Each subsequent monthly issuance of share pursuant to this consulting agreement shall be valued at the fair value of such common share based on the quoted trading price of the common stock on the grant date, which will be the measurement date.

On September 1, 2012, the Company issued 428,571 shares of its common stock to the Company’s chief financial officer for services rendered. The Company valued these common shares at the fair value of $0.014 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Equity incentive plan (continued)

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be five million (5,000,000) shares; provided, however, that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year. As of September 30, 2012, no instruments have been granted under the Plan.

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

The Company calculated the fair value of the 1,000,000 MPS Warrants granted using the Black-Scholes option pricing model and recorded the fair value of $167,090 as a deferred license costs included in prepaid expenses which will be amortized over the license term of 18 months.  The Company calculated the fair value of the 100,000 Starz Warrants granted using the Black-Scholes option pricing model and recorded the fair value of $16,709 as a deferred license costs included in prepaid expenses which will be amortized over the vesting period. In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 18 months. The value of the MPS Warrant and Starz Warrant on the grant date was based upon the following Black-Scholes assumptions; exercise prices of $.23, actual historical volatility of 176.74%, expected term of 18 months and discount rate of 0.27%. In connection with these Warrants, for the nine months ended September 30, 2012, the Company’s amortization of these licensing fees amounted to $78,523 and a remaining deferred licensing cost of $105,276 (included in prepaid expenses) at September 30, 2012 which will be amortized over the remaining estimated license term.

Warrant activities for the nine months ended September 30, 2012 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	1,200,000	$0.33
Issued	7,714,286	0.25
Exercised/forfeited	-	-
Balance at September 30, 2012	8,914,286	$0.26	3.31	$-
Warrants exercisable at September 30, 2012	8,339,286	$0.26	3.31	$-

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Stock Options

On March 1, 2012, the Company entered into a financial service agreement with a third party for a seven month term. In connection with the financial service agreement, the Company issued an aggregate of 500,000 stock options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.14 per common share. The stock options expire on March 1, 2017. The Company calculated the $66,749 fair value of the 500,000 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 177.3%.  For the nine months ended September 30, 2012, the Company recorded professional fees of $66,749.

In connection with services to be rendered related to the purchase of a game for a period of 12 months, on March 21, 2012, the Company issued options exercisable for the purchase of 25,000 shares of the Company’s common stock at an exercise price equal to $0.12 per share exercisable for a two year period. Additionally, the Company shall pay to Seller 10% of the aggregate net revenue generated from sales and advertising of the game, if any, for the lifetime of the game. The Company calculated the $2,342 fair value of the 25,000 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 173.4% which will be amortized over the one year service period. For the nine months ended September 30, 2012, the Company expensed to professional fees $1,233 and had a remaining prepaid expense of $1,109 at September 30, 2012 which will be amortized over the remaining financial agreement term.

Stock option activities for the nine months ended September 30, 2012 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	-	$-
Granted	525,000	0.14
Exercised/forfeited	-	-
Balance at September 30, 2012	525,000	$0.14	4.28	$-
Options exercisable at September 30, 2012	525,000	$0.14	4.28	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the nine months ended September 30, 2012 was $.13. As of September 30, 2012, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $1,109.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 6 – COMMITMENT AND CONTINGENCIES (continued)

Licensing Agreements (continued)

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

In connection with the Cash Fees paid and equity instruments issued pursuant to the License Agreement, for the nine months ended September 30, 2012 and 2011, the Company recorded licensing fees of $101,220 and $0 and the remaining prepaid expense of $92,473 at September 30, 2012 which will be amortized over the remaining initial estimated license term of 20 months.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

In connection with the equity instruments issued pursuant to the MPS License Agreement, for the nine months ended September 30, 2012 and 2011, the Company recorded licensing fees of $78,523 and $0 and the remaining prepaid expense of $105,276 at September 30, 2012 which will be amortized over the remaining portion of the initial estimated license term of 18 months.

The Company accounted for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees” (See Note 5).

NOTE 7 – SUBSEQUENT EVENTS

In connection with the consulting agreement dated August 24, 2012 (See Note 5 above), the Company is obligated to issue 500,000 shares of its common stock on October 5, 2012. The Company valued these common shares at the fair value of $0.032 per common share or $16,000 based on the quoted trading price of the common stock on the grant date of October 5, 2012, which is the measurement date. Additionally, the Company is obligated to issue 500,000 shares of its common stock on November 5, 2012. The Company valued these common shares at the fair value of $0.021 per common share or $10,500 based on the quoted trading price of the common stock on the grant date of November 5, 2012, which is the measurement date.

On October 24, 2012, the Company issued 200,000 shares of its common stock to a consultant for services rendered. The Company valued these common shares at the fair value of $0.03 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000.

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

We monetize our social games through virtual currencies through Google Play, Admob, Facebook Credits, and banner ads through Lifestreet Media and Apple. Our mobile applications are monetized by either charging fees for downloading through the Apple iTunes Store or by offering free applications with banner advertising supplied by Cubics. To date, we have commenced limited operations and will require outside capital to implement our business model.

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

Our Beta version of www.GetFunded.com is open for registration to all businesses.  The GetFunded.com platform initially allows users to donate financially to the development of a wide range of products and services. In our initial release, GetFunded.com allows users to contribute to a project in exchange for services or products. Next, we intend to build and position the GetFunded.com platform to take advantage of the JOBS Act by allowing users to use crowdfunding to solicit investors and sell securities through our website should the JOBS Act become effective and applicable to crowdfunding.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended September 30, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the nine months ended September 30, 2012 and 2011.

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

Some of the our social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays us a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by us of an electronic confirmation from the advertiser and when collection is reasonably assured.  Virtual currency revenue for the nine months ended September 30, 2012 and 2011 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

Revenues

For the nine months ended September 30, 2012 and 2011, we recognized revenues of $6,473 and $10,450, respectively, a decrease of $3,977 or 38.1% and for the three months ended September 30, 2012 and 2011, we recognized revenues of $1,499 and $1,915, respectively, a decrease of $416 or 21.7%.  The decrease in revenues was mainly attributable to a decrease in the sale of previously developed applications and advertising revenues and a lack in the development of new games and applications due to a lack of working capital and development activities. Pursuant to the Snooki License discussed elsewhere herein, we have developed and released three games and applications. We have also retained the right to release four additional applications provided we successfully release four applications during the initial license term. Additionally, on February 9, 2012, we entered into a binding term sheet (the “Term Sheet”) with Mike Sorrentino, MPS and Starz regarding an exclusive, worldwide licensing agreement, which would  grants us the right to use Mike Sorrentino (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms (the “Sorrentino  Agreement”).Pursuant to the Term Sheet, we will develop a total of four apps within eighteen (18) months of the execution of the Sorrentino Agreement, with the release of the first, second, and third App occurring within 3 months, 6 months and 9 months of the Effective Date, respectively. The fourth App shall be released no later than 15 months from the Effective Date. The term of the License (the “Term”) shall be 18 months from the Effective Date. To date we have only released one App.

Operating Expenses

For the nine months ended September 30, 2012 and 2011, operating expenses amounted to $1,234,970 and $204,339 respectively, an increase of $1,030,631 or 504.4%. For the three months ended September 30, 2012 and 2011, operating expenses amounted to $446,853 and $41,634 respectively, an increase of $405,219 or 973.3%. Changes in operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Licensing fees and expenses	$67,293	$-	$200,237	$-
Research and development	45,133	-	155,343	43,960
Administrative compensation	47,000	12,000	106,000	40,025
Professional fees	274,479	24,416	649,478	91,466
Other selling, general and administrative	12,948	5,218	123,912	28,888
	$446,853	$41,634	$1,234,970	$204,339

*
For the three and nine months ended September 30, 2012, license fees and expenses amounted to $67,293 and $200,237, respectively. We did not incur these expenses in the three and nine months ended September 30, 2011.  The increase was attributable to the following:

1.
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

2.	On February 9, 2012, we entered into an exclusive, worldwide licensing agreement (the “MPS License Agreement”) with Mike Sorrentino and MPS Entertainment LLC (“MPS”) and Starz, which grants the Company the right to use Mike Sorrentino’s (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games. In consideration for the exclusive license granted by MPS during the Term, we issued MPS and Starz warrants exercisable for the purchase of an aggregate of 1,100,000 shares of the Company’s common stock at an exercise price equal to $0.23 per share.

For the three and nine months ended September 30, 2012, we recorded licensing fees of $115,570 and $179,943 from the amortization of the above cash and equity fees and $6,508 and $20,493 in marketing and promotional fees and insurance, respectively.

*
Research and development expenses consist primarily of salaries and fees paid to third parties for the development of software and applications as well as the development of the “Get Funded.com” website. For the nine months ended September 30, 2012, research and development expenses increased by $111,383 or 253.4% as compared to the nine months ended September 30, 2011. For the three months ended September 30, 2012, research and development expenses increased by $45,133 as compared $0 for the three months ended September 30, 2011.   In February 2011, we substantially decreased development activities and in May 2011, we temporarily ceased our research and development activities until we generated sufficient revenues from our current portfolio of products or we were able to raise additional working capital funds from debt or equity financing or loans. In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $825,000 and resumed research & development activities to develop new applications with working capital received from our recent capital raise. In the fourth quarter of 2012, we expect research and development activities to decrease due to limited working capital.

*
For the nine months ended September 30, 2012, administrative compensation increased by $65,975 or 164.8% as compared to the nine months ended September 30, 2011. For the three months ended September 30, 2012, administrative compensation increased by $35,000 or 291.7% as compared to the three months ended September 30, 2011. In the 2011 period, we reduced administrative compensation due to the lack of working capital.  In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $825,000 and resumed the payment of administrative compensation. We expect administrative salaries to increase in 2012 as we increase our operations.

*
For the nine months ended September 30, 2012, professional fees increased by $558,012 or 610.1% as compared to the nine months ended September 30, 2011.  For the three months ended September 30, 2012, professional fees increased by $250,063 or 1,024.2% as compared to the three months ended September 30, 2011.  We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. Additionally, during the three and nine months ended September 30, 2012, we incurred stock-based professional fees of $245,767 and $479,904 related to business development and investor relations services as compared to $3,444 and $18,444 in the three and nine months ended September 30, 2011.

*
For the nine months ended September 30, 2012, other selling, general and administrative expenses increased by $95,024 or 329.0% as compared to the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we incurred marketing expense of approximately $10,200 in connection with our exhibition and attendance at the 2012 game Developers Conference and other marketing efforts as compared to $200 for the 2011 period. Additionally, for the nine months ended September 30, 2012, travel expenses increased by approximately $21,600 as compared to the 2011 period. During the nine months ended September 30, 2012, we paid $60,000 for a domain name which was expensed and included in other selling, general and administrative expenses. For the three months ended September 30, 2012, other selling, general and administrative expenses increased by $7,730 or 148,1% as compared to the three months ended September 30, 2011.

Other Income

For the three and nine months ended September 30, 2012, we recognized interest income of $192 and $554, as compared to $0 and $37 for the three and nine months ended September 30, 2011, respectively. The increase in interest income was attributable to having a higher cash balance with which to earn interest on. Additionally, for the three and nine months ended September 30, 2012, we incurred aggregate interest expense of $0 and $639 related to outstanding notes payable and related party notes, respectively. For the three and nine months ended September 30, 2011, we incurred aggregate  interest expense of $704 and $704 related to outstanding notes payable and a related party note, respectively.

Net Loss

As a result of the factors described above, our net loss for the nine months ended September 30, 2012 and 2011 was $1,228,582 and $194,556, or a net loss per common share of $0.04 and $0.01 (basic and diluted), respectively. Our net loss for the three months ended September 30, 2012 and 2011 was $445,162 and $40,423, or a net loss per common share of $0.01 and $0.00 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock. Our primary uses of cash have been for salaries and fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance additional product and App development,
●	Addition of administrative and sales personnel as the business grows,
●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
●	The cost of being a public company, and
●	Capital expenditures to add additional technology.

Our net revenues are not sufficient to fund our operating expenses.  At September 30, 2012, we had a cash balance of $193,208. Since inception we have funded our operations as follows:

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

Our estimate of cash needed for operating activities for the next 12 months is outlined below:

Description	Estimated Cost
Selling and marketing expenses	$5,000
Research and development activities	15,000
Professional fees	65,000
General and administrative	70,000
Total	$155,000

Research and development activities- In May 2011, we temporarily ceased our research and development activities until we generated sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans.  In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $830,000 and resumed limited development activities. In February 2012, we began limited development activities and we estimate that we will incur cash costs and expenses of approximately $15,000 during the subsequent twelve month period on research and development activities (excluding non-cash stock-based fees)

Professional fee - Primarily includes professional fees associated with becoming a public company as summarized as follows:

Amount
Auditing fees	$25,000
Legal fees	30,000
Other professional fees	10,000
Total	$65,000

General and administrative – Over the next 12 months, we estimate that we will incur general and administrative expenses as follows:

Amount
Administrative salaries and benefits	$60,000
Other	10,000
Total	$70,000

We believe our current cash balance is sufficient to fund our business plan, and to continue operating for the next 12 months. If these operating funds are not sufficient, we will have to scale back our operating plans and it will be unlikely that we will be able to pursue our overall business plan without raising additional working capital.

Operating activities

For the nine months ended September 30, 2012 and 2011, net cash flows used in operating activities amounted to $535,661 and $180,813, respectively. For the nine months ended September 30, 2012, net cash used in operations of $535,661 was primarily attributable to our net losses of $1,228,582 offset by the add back of non-cash items such as depreciation expense of $1,010 and stock based compensation and fees of $652,897, and changes in operating assets and liabilities of $39,014. For the nine months ended September 30, 2011, net cash used in operations of $180,813 was primarily attributable to our net losses of $194,556 offset by the add back of non-cash items such as depreciation expense of $1,010, stock based compensation of $30,444, and contributed services of $6,000, and changes in operating assets and liabilities of $23,711.

Financing activities

For the nine months ended September 30, 2012 and 2011 net cash flows provided by financing activities was $721,141 and $72,500, respectively. During the nine months ended September 30, 2012, we received net proceeds from sale of common stock of $838,150 and proceeds from notes payable of $7,500 offset by the payments of notes payable $118,650 and the payment of insurance premium finance payable of $5,859. During the nine months ended September 30, 2011, we received proceeds from notes payable of $75,000, received proceeds from a note payable – related party of $5,000, and paid $7,500 of deferred financing costs.

Contractual Obligations

In the normal course of business, we may have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. At September 30, 2012, we did not have any material contractual obligations that would require us to pay cash in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.	Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2012, we entered into a four month consulting agreement for business development services This Agreement shall remain in effect for a fixed term of four months commencing on the August 24, 2012 and continuing through December 23, 2012. As consideration for consultant’s performance of the services, we shall pay Consultant 2,000,000 shares of the Company’s common stock in equal monthly installments during the Initial Term of 500,000 shares per month. In connection with the agreement, we issued 500,000 shares of our common stock on September 5, 2012. We valued these common shares at the fair value of $0.015 per common share or $7,500 based on the quoted trading price of the common stock on the grant date of August 24, 2012, which is the measurement date. Each subsequent monthly issuance of share pursuant to this consulting agreement shall be valued at the fair value of such common share based on the quoted trading price of the common stock on the grant date, which will be the measurement date.

On September 1, 2012, we issued 428,571 shares of our common stock to the Company’s chief financial officer for services rendered. We valued these common shares at the fair value of $0.014 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer

32.1**	Section 1350 certification of Chief Executive Officer and Chief Financial Officer

101.INS†	XBRL Instance Document

101.SCH †	XBRL Taxonomy Schema

101.CAL †	XBRL Taxonomy Calculation Linkbase

101.DEF †	XBRL Taxonomy Definition Linkbase

101.LAB †	XBRL Taxonomy Label Linkbase

101.PRE †	XBRL Taxonomy Presentation Linkbase

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.
† Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPS GENIUS CORP

Date: November 9, 2012	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer