Form 10-K
period 2012-12-31
Apps Genius Corp
filed 2013-04-01
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170715

Apps Genius Corp
 (Exact name of registrant as specified in its charter)

Nevada	27-1517938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

431 Fairway Drive Suite 260 Deerfield Beach, FL	33441
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (732) 530-1267

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as of June 30, 2012 was $820,565.

As of April 1, 2013, the registrant had 36,449,372 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

APPS GENIUS CORP
FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our websites and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.	Business.

Overview

App Genuis Corp. (the “Company”, “we”, or “us”) was incorporated in the State of Nevada on December 17, 2009.

Initially, the Company developed, marketed, published and distributed social games and software applications that consumers could use on a variety of platforms. Included were such platforms as social networks, wireless devices such as cellular phones and smart phones including the Apple iPhone™ and standalone websites. We released several applications including ‘Bruisers’, a game application for Facebook, ‘My Mad Millions’, a game application for Facebook™, Drama Llama, an application for Facebook™, ‘Slap a Friend’, a game application for the Apple Iphone™, Bed Bug Alert, a utility application for Apple Iphone™ and Crazy Dream Application for Facebook™, Snookify Me! application for Iphone and Android, and Snooki’s Match Game Application for Facebook amongst other games and apps.

On October 17, 2011, we entered into an exclusive, worldwide licensing agreement to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development of applications and social games (the “Snooki License”).   On February 9, 2012, we entered into an agreement Mike Sorrentino, MPS Entertainment, LLC, and Starz Management & PR, LLS (“Starz”) regarding  a worldwide licensing agreement, which granted us the right to use Mike Sorrentino (known by the stage name “The Situation”) name and likeness in the development and distribution of social applications and social games.

After evaluating their growth potential and revenue, we decided to slow the growth of this business and focus on another business strategy. We have been exploring crowdfunding as a new business strategy. We have not, however, formally discontinued the application development business but we are no longer developing new applications and games.  Based upon our evaluation, we expensed the remaining value of the licensing contracts.

We changed the focus of our Business Plan to develop and operate a crowdfunding platform.  We currently have two vertical sites which have been released and are in operation, www.getfunded.com and www.getgayfunded.com.

On April 19, 2012, we acquired the domain name “GetFunded.com” in order to explore potential opportunities in crowdfunding.  “Crowdfunding” describes the collective cooperation, attention, and trust by people who network and pool their resources, usually via the Internet, to support efforts initiated by other people or organizations.  Crowdfunding can occur for a wide variety of purposes, both for-profit and not-for-profit, including mobile app development, disaster relief, citizen journalism, support of artists by fans, political campaigns, startup company funding, movie or software development, and scientific research.  Crowdfunding has experienced a sudden increase in popularity and could become a viable means for start-up companies to raise capital from investors because of the Jumpstart Our Business Startups Act or “JOBS” Act, which was signed into law by President Obama on April 5, 2012.  The JOBS Act eases certain securities regulations, particularly for smaller issuers of securities, and creates an exemption from registration under the Securities Act of 1933 for crowdfunding, subject to certain restrictions and qualifications.  The SEC had until December 31, 2012 to enact a regulatory system for crowdfunding, however the SEC has not yet created any further regulations regarding crowdfunding.

Initially, our Beta version of www.GetFunded.com was open for registration to all businesses.  The GetFunded.com platform initially allowed users to donate financially to the development of a wide range of products and services. In our initial release, GetFunded.com allowed users to contribute to a project in exchange for services or products.   We have since moved to restrict GetFunded.com to be used solely for the purpose of raising funds for the benefit of 503C non-profit corporations that benefit animals.

Additionally, in late December 2012 we launched our second vertical of our crowdfunding platform, www.GetGayFunded.com which is dedicated to the lesbian, gay, bisexual and transgender ("LGBT") community and their causes.

Our websites, www.GetFunded.com and www.GetGayFunded.com will position us to be part of crowdfunding when the SEC regulations become effective and entrepreneurs are able to solicit capital from investors through these channels. Crowdfunding has already received a large amount of publicity.

Both of our crowdfunding platforms use Amazon payments to process pledges made to individual projects listed on our sites.  Our revenue is earned when a project is funded, and Amazon send us our fees at that time.

Limited Operating History

We have generated a limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model, sales methods, and Amazon’s continued willingness to process our crowdfunding transactions.

Patents and Trademarks

In June 2010, we filed a trademark application for My Mad Millions with the United States Patent & Trademark Office under Class 9 (interactive games) and Class 41 (entertainment services). The trademark was registered with the United States patent and Trademark Office on September 13, 2011 as Reg. No. 4,026,890 and will remain in force for 10 years from the date of registration.

In January 2011, we filed a trademark application for Angry Turds with the United States Patent & Trademark Office under Class 9 (interactive games). In connection with a settlement and release agreement dated January 15, 2013, we agreed to stop using and abandon the Angry Turd trademark.  We have a patent pending for a method and apparatus for gaming reward platforms. The patent was filed on September 22, 2010 and the patent is still pending.

We have not filed any other patents or trademarks but may, in the future, determine it is advisable to file trademarks for our other interactive, online applications and games.

Employees

As of April 1, 2013, we had two (2) part-time employees consisting of our Chief Executive Officer and Chief Financial Officer. Each employee spends approximately 20 hours per week on Company matters.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

Our principal executive office is located at 431 Fairway Drive, Suite 260, Deerfield Beach, FL 33441 and our telephone number is (732) 530-1267.  On Feb 1, 2013 we prepaid twelve months of rent for our principal executive offices, which is currently in effect until January 31, 2014, and we currently pay $100 per month in rent.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the ticker symbol “APGS.” An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The high and low bid prices for trading of our stock for each of the quarters during 2012 and 2011 was as follows:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012:
High	$0.38	$0.1291	$0.03	$0.04
Low	$0.093	$0.026	$0.0115	$0.01

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011:
High	$-	$0.535	$1.00	$0.61
Low	$-	$0.35	$0.315	$0.315

Holders of Capital Stock

As of April 1, 2013 there were approximately 32 shareholderss of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

As of December 31, 2012, no instruments have been granted or issued under the Plan.

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

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2012, and December 31, 2011. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Forward-Looking Statements.”

Overview

We were incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp.

Initially, the Company developed, marketed, published and distributed social games and software applications that consumers could use on a variety of platforms. Included were such platforms as social networks, wireless devices such as cellular phones and smart phones including the Apple iPhone™ and standalone websites. We released several applications including ‘Bruisers’, a game application for Facebook, ‘My Mad Millions’, a game application for Facebook™, Drama Llama, an application for Facebook™, ‘Slap a Friend’, a game application for the Apple Iphone™, Bed Bug Alert, a utility application for Apple Iphone™ and Crazy Dream Application for Facebook™, Snookify Me! application for Iphone and Android, and Snooki’s Match Game Application for Facebook amongst other games and apps.

On October 17, 2011, we entered into an exclusive, worldwide licensing agreement to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development of applications and social games (the “Snooki License”).

On February 9, 2012, we entered into an agreement Mike Sorrentino, MPS Entertainment, LLC, and Starz Management & PR, LLS (“Starz”) regarding  a worldwide licensing agreement, which granted us the right to use Mike Sorrentino (known by the stage name “The Situation”) name and likeness in the development and distribution of social applications and social games.

After evaluating their growth potential and revenue, we decided to slow the growth of the business and focus on another business strategy. We have  been exploring crowdfunding as a new business strategy. We have not, however, formally discontinued the application development business. But, we are no longer developmenting new applications and games. Based upon our evaluation, we expensed the remaining value of the licensing contracts.

We changed the focus of our Business Plan to develop and operate a crowdfunding platform.  We currently have two vertical sites which have been released and are in operation.

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

Initially, our Beta version of www.GetFunded.com was open for registration to all businesses.  The GetFunded.com platform initially allowed users to donate financially to the development of a wide range of products and services. In our initial release, GetFunded.com allowed users to contribute to a project in exchange for services or products.   We have since moved to restrict GetFunded.com to be used solely for the purpose of raising funds for the benefit of 503C non-profit corporations that benefit animals.

Additionally, in late December 2012 we launched our second vertical of our crowdfunding platform, www.GetGayFunded.com which is dedicated to the LGBT community and their causes.

Our website, www.GetFunded.com will position us to be part of crowdfunding when the SEC regulations become effective and entrepreneurs are able to solicit capital from investors through these channels. Crowdfunding has already received a large amount of publicity.

Both of our crowdfunding platforms use Amazon payments to process pledges made to individual projects listed on our sites.  Our revenue is earned when a project is funded, and Amazon sends us our fees at that time.

Revenue Model

We monetize our websites through the use of Amazon payments.  The revenue derived from the sites is as follows:

There are two types of crowdfunding options available on GetGayFunded.com, Fixed and Flex.  There is one type on GetFunded.com, which is the Flex option.  With the Fixed option, the full amount of funds must be raised.  In the event the full amount of funds are not raised, all funds get returned to the persons who contributed and no fees are earned by the Company.  With the Flex option, any partial funds would be paid to the person or organization raising the funds, and the company would receive a commission on whatever the amount that was raised.

All funds raised on www.GetFunded.com are Flex funds and we receive a commission in the amount of 4% of the proceeds.  The project that is raising funds on www.GetGayFunded.com can elect either option; a fixed option in which the Company would receive 4% of the funds raised, or a Flex option in which the Company would receive 9% of the funds raised.

Limited Operating History

We have generated limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the Years Ended December 31, 2012 and 2011

Revenues

For the years ended December 31, 2012 and 2011, we recognized revenues of $7,350 and $16,824, respectively, from the sale of games and from advertising, a decrease of $9,474 or 56%.  The decrease in revenues was mainly attributable to a decrease in the sale of previously developed applications and advertising revenues and a lack in the development of new games and applications due to a lack of working capital and development activities. During 2013, we do not plan on further developing any new games or applications.

Operating Expenses

For the year ended December 31, 2012 and 2011, operating expenses amounted to $1,622,584 and $336,319 respectively, an increase of $1,286,265 or 382.45%. Changes in operating expenses consisted of the following:

	Year ended December 31,
	2012	2011
Licensing fees and expenses	$397,986	$40,672
Research and development	198,705	44,860
Administrative compensation	150,000	52,025
Professional fees	724,036	164,766
Other selling, general and administrative	151,857	33,996

	$1,622,584	$336,319

●
For the year ended December 31, 2012 and 2011, license fees and expenses amounted to $397,986 and $40,672 respectively, an increase of $357,314 or 878.5%.  The increase was attributable to the following:

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

This increase was also attributable to the expensing of the remaining values of the licensing contracts as we will no longer develop and support the applications under the licensing contracts.

●
For the year ended December 31, 2012 and 2011, research and development fees and expenses amounted to $198,705 and $44,860 respectively, an increase of $243,565 or 342.9%. In February 2011, we substantially decreased development activities and in May 2011, we temporarily ceased our research and development activities until we generated sufficient revenues from our current portfolio of products or we were able to raise additional working capital funds from debt or equity financing or loans. In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $825,000 and resumed research & development activities to develop new applications with working capital received from our recent capital raise. In the fourth quarter of 2012, we expect research and development activities to decrease due to limited working capital.

●
For the year ended December 31, 2012 and 2011, professional fees amounted to $724,036 and $164,766 respectively, an increase of $559,270 or 339.4%.  We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. Additionally, during the year ended December 31, 2012, we incurred stock-based professional fees of $533,904 related to business development and investor relations services as compared to $71,694 during the year ended December 31, 2011.

●
For the year ended December 31, 2012 and 2011, administrative compensation amounted to $150,000 and $52,025 respectively, increased by $97,975 or 188.3%.  In the 2011 period, we reduced administrative compensation due to the lack of working capital.  In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $825,000 and resumed the payment of administrative compensation. We expect administrative salaries to increase in 2013 as we increase our operations.

●
For the year ended December 31, 2012 and 2011, other selling, general and administrative s amounted to $151,857 and $33,996 respectively, an increase of $117,861 or 346.7%.   During the year ended December 31, 2012, we incurred marketing expense of approximately $10,200 in connection with our exhibition and attendance at the 2012 game Developers Conference and other marketing efforts as compared to $200 for the 2011 period. Additionally, for the year ended December 31, 2012, travel expenses increased by approximately $23,000 as compared to the 2011 period. During the year ended December 31, 2012, we paid $60,000 for a domain name which was expensed and included in other selling, general and administrative expenses.

Other Income

For the years ended December 31, 2012 and 2011, we recognized interest income of $637 and $38, respectively. The increase in interest income was attributable to having a higher cash balance with which to earn interest on. Additionally, for the year ended December 31, 2012 and 2011, we incurred aggregate interest expense of $639 and $2,032 respectively related to outstanding notes payable and related party notes, respectively.

Net Loss

As a result of the factors described above, our net loss for the years ended December 31, 2012 and 2011 was $1,615,236 and $321,489, or a net loss per common share of $0.05 and $0.01 (basic and diluted), respectively.

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

Our primary uses of cash have been for salaries and fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance additional product,
●	Addition of administrative and sales personnel as the business grows,
●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
●	The cost of being a public company, and
●	Capital expenditures to add additional technology.

Our net revenues are not sufficient to fund our operating expenses.  At April 1, 2013, we had a cash balance of $10,736. Since inception we have funded our operations as follows:

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

●
On February 9, 2012, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) relating to the sale and issuance by us to the Investors of an aggregate of 5,714,286 units, each unit consisting of (i) one share of common stock, par value $0.001 per share (“Common Stock”), of the Company, and (ii) a five-year warrant to purchase one share of Common Stock at an exercise price of $0.25 per share (each, a “Warrant,” and collectively, the “Warrants”).  Each unit was sold at a price of $0.175. Pursuant to the Securities Purchase Agreement, on February 14, 2012 (the closing date), we issued 5,714,286 shares of common stock and issued 5,714,286 Warrants for net proceeds to us from the sale of the units, after deducting the placement agent’s fees and offering expenses, of approximately $825,000. We conducted the Offering pursuant to a registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 9, 2012.The Securities Purchase Agreement contains provisions that restrict the Company from issuing, except pursuant to certain exceptions, any Common Stock or Common Stock equivalents involving a Variable Rate Transaction (as that term is defined in the Securities Purchase Agreement) until five years from the closing.

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and funds received pursuant to the Securities Purchase Agreement, we presently have no other alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations, grow our company, and to develop products as required by our License Agreement and for the development of new Apps and games. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. We do not anticipate we will be profitable in 2013.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern on their audit opinion for the year ended December 31, 2012.

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

Research and development activities- In May 2011, we temporarily ceased our research and development activities until we generated sufficient revenues from our current portfolio of products or we are able to raise additional working capital funds from debt or equity financing or loans.  In February 2012, pursuant to a Securities Purchase Agreement, we received net proceeds of approximately $830,000 and resumed limited development activities. In February 2012, we began limited development activities and we estimate that we will incur cash costs and expenses of approximately $15,000 during the subsequent twelve month period on research and development activities (excluding non-cash stock-based fees).

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

Our operating funds are not sufficient, therefore we will have to scale back our operating plans and it will be unlikely that we will be able to pursue our overall business plan without raising additional working capital.

Operating activities

For the year ended December 31, 2012 and 2011, net cash flows used in operating activities amounted to $651,153 and $215,700, respectively. For the year ended December 31, 2012, net cash used in operations of $651,153 was primarily attributable to our net losses of $1,615,236 offset by the add back of non-cash items such as depreciation expense of $1,346 and stock based compensation and fees of $874,396, and changes in operating assets and liabilities of $88,341. For the year ended December 31, 2011, net cash used in operations of $215,700 was primarily attributable to our net losses of $321,489 offset by the add back of non-cash items such as depreciation expense of $1,347, stock based compensation of $106,250, and contributed services of $9,000, and changes in operating assets and liabilities of $(10,808).

Financing activities

For the year ended December 31, 2012 and 2011 net cash flows provided by financing activities was $721,141 and $102,002, respectively. During the year ended December 31, 2012, we received net proceeds from sale of common stock of $838,150 and proceeds from notes payable of $7,500 offset by the payments of notes payable $118,650 and the payment of insurance premium finance payable of $5,859. During the year ended December 31, 2011, we received proceeds from notes payable of $101,150, received proceeds from a note payable – related party of $10,000, and paid $7,500 of deferred financing costs and paid $1,648 of the insurance premium that was financed.

Contractual Obligations

In the normal course of business, we may have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. At December 31, 2012, we did not have any material contractual obligations that would require us to pay cash in future periods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended December 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

APPS GENIUS CORP
FINANCIAL STATEMENTS
December 31, 2012

APPS GENIUS CORP
FINANCIAL STATEMENTS
December 31, 2012

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets –
As of December 31, 2012 and 2011	F-3

Statements of Operations -
For the Years Ended December 31, 2012 and 2011	F-4

Statements of Changes in Stockholders’ Equity -
For the Years Ended December 31, 2012 and 2011	F-5

Statements of Cash Flows –
For the Years Ended December 31, 2012 and 2011	F-6

Notes to Financial Statements	F-7 to F-21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Apps Genius Corp

We have audited the accompanying balance sheets of Apps Genius Corp as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apps Genius Corp as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $1,615,236 and $651,153, respectively, in 2012, had an accumulated deficit of $2,536,900 at December 31, 2012 and has minimal revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 1, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

APPS GENIUS CORP
BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$77,716	$7,728
Accounts receivable	815	2,196
Prepaid expenses	-	435,020

Total Current Assets	78,531	444,944

PROPERTY AND EQUIPMENT, net	3,057	4,403

OTHER ASSETS:
Prepaid expenses, net of current portion	-	58,733
Deferred financing costs	-	7,500

Total Other Assets	-	66,233

Total Assets	$81,588	$515,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$-	$101,150
Note payable - related party	-	10,000
Accounts payable	37,104	44,206
Accounts payable - related party	9,000	21,000
Accrued salaries	10,000	-
Accrued expenses	6,829	3,887
Insurance premium finance payable	-	6,696
Due to related party	-	1,871

Total Current Liabilities	62,933	188,810

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at December 31, 2012 and 2011, respectively)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
36,449,372 and 26,521,400 shares issued and outstanding
at December 31, 2012 and 2011, respectively)	36,449	26,521
Additional paid-in capital	2,519,106	1,221,913
Accumulated deficit	(2,536,900)	(921,664)

Total Stockholders' Equity	18,655	326,770

Total Liabilities and Stockholders' Equity	$81,588	$515,580

See notes to financial statements

APPS GENIUS CORP
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011

REVENUES	$7,350	$16,824

OPERATING EXPENSES:
Licensing fees and expenses	397,986	40,672
Research and development	198,705	44,860
Administrative compensation	150,000	52,025
Professional fees	724,036	164,766
Other selling, general and administrative	151,857	33,996

Total Operating Expenses	1,622,584	336,319

LOSS FROM OPERATIONS	(1,615,234)	(319,495)

OTHER INCOME (EXPENSE):
Interest expense	(560)	(1,924)
Interest expense - related party	(79)	(108)
Interest income	637	38

Total Other Income (Expense)	(2)	(1,994)

NET LOSS	$(1,615,236)	$(321,489)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	33,228,791	25,856,304

See notes to financial statements

APPS GENIUS CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2010	-	$-	25,596,400	$25,596	$690,024	$(600,175)	$115,445

Contributed services	-	-	-	-	9,000	-	9,000

Issuance of common stock for services	-	-	855,000	855	303,145	-	304,000

Issuance of common stock pursuant to license agreement	-	-	70,000	70	21,980	-	22,050

Issuance on warrants for services	-	-	-	-	49,880	-	49,880

Issuance of warrants pursuant to license agreement	-	-	-	-	147,884	-	147,884

Net loss, 2011	-	-	-	-	-	(321,489)	(321,489)

Balance, December 31, 2011	-	-	26,521,400	26,521	1,221,913	(921,664)	326,770

Sale of common stock, net of offering costs	-	-	5,714,286	5,714	824,936	-	830,650

Issuance of common stock for services	-	-	3,867,207	3,867	184,133	-	188,000

Issuance on warrants and options for services	-	-	-	-	104,672	-	104,672

Issuance of warrants pursuant to license agreement	-	-	-	-	183,799	-	183,799

Issuance of common shares in connection with ratchet	-	-	346,479	347	(347)	-	-

Net loss, 2012	-	-	-	-	-	(1,615,236)	(1,615,236)

Balance, December 31, 2012	-	$-	36,449,372	$36,449	$2,519,106	$(2,536,900)	$18,655

See notes to financial statements

APPS GENIUS CORP
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,615,236)	$(321,489)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	874,396	106,250
Contributed services	-	9,000
Depreciation	1,346	1,347
Changes in assets and liabilities:
Accounts receivable	1,381	1,967
Prepaid expenses	82,991	(67,845)
Accounts payable and accrued expenses	(4,160)	34,799
Accrued salaries	10,000	-
Accounts payable - related party	-	18,500
Due to related parties	(1,871)	1,771

NET CASH USED IN OPERATING ACTIVITIES	(651,153)	(215,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,500	101,150
Proceeds from notes payable - related party	-	10,000
Payment of notes payable	(108,650)	-
Payment of notes payable - related party	(10,000)	-
Payment of insurance premium finance payable	(5,859)	(1,648)
Payment of deferred financing costs	-	(7,500)
Proceeds from sale of common stock	1,000,000	-
Payment of placement costs and fees	(161,850)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	721,141	102,002

NET INCREASE (DECREASE) IN CASH	69,988	(113,698)

CASH - beginning of year	7,728	121,426

CASH - end of year	$77,716	$7,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,637	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for services charged to prepaid expenses	$396,471	$496,814
Charge of deferred financing cost to additional paid in capital	7,500	-
Common stock issued for accounts payable- related party	$12,000	$-
Reclassification of insurance premiums payable and prepaid expeenses to other receivable	$3,078	$-
Insurance premiums financed	$-	$8,344

See notes to financial statements.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Basis of presentation and going concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $1,615,236 and $651,153, respectively, for the year ended December 31, 2012 and an accumulated deficit of $2,536,900 at December 31, 2012 and has minimal revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2012 and 2011 period include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation and fees.

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
DECEMBER 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration (continued)

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2012. There were no balances in excess of FDIC insured levels as of December 31, 2012 and 2011.

Concentration of revenue and geographic area

The Company sells its products to its customers through three revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for 2012 and 2011 as follows:

Arrangement	Percentage of total revenues 2012	Percentage of accounts receivable balance at December 31, 2012	Percentage of total revenues 2011	Percentage of accounts receivable balance at December 31, 2011
1	0%	0%	18%	0%
2	72%	17%	66%	67%

The Company has customers in countries other than USA. In 2012 and 2011, customers located in the USA represented substantially all of the Company’s total revenues.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2012 and 2011, the Company does not, based on a review of its outstanding balances, require an allowance for doubtful accounts.

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
DECEMBER 31, 2012

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

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the years ended December 31, 2012 and 2011, the Company did not capitalize any software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the years ended December 31, 2012 and 2011.

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
DECEMBER 31, 2012

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

Some of the Company’s social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays the Company a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by the Company of an electronic confirmation from the advertiser and when collection is reasonably assured.   Virtual currency revenue for the year ended December 31, 2012 and 2011 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

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
DECEMBER 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the years ended December 31, 2012 and 2011, advertising expense was $3,517 and $215, respectively which is included in other selling, general and administrative expenses.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For the years ended December 31, 2012 and 2011, research and development costs were $198,705 and $44,860, respectively.

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

	Years Ended December 31,
	2012	2011
Warrants	8,914,286	1,200,000
Stock options	525,000	-
Total	9,439,286	1,200,000

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011, property and equipment consist of the following:

	Useful Life	2012	2011
Office equipment and furniture	5 Years	$214	$214
Computer equipment	5 Years	6,581	6,581
		6,795	6,795
Less: accumulated depreciation		(3,738)	(2,392)

		$3,057	$4,403

For the years ended December 31, 2012 and 2011, depreciation expense amounted to $1,346 and $1,347, respectively.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – RELATED PARTY TRANSACTIONS

Note payable – related party

In August 2011, the Company entered into a note agreement with Adam Kotkin, the Company’s chief executive officer (“CEO”) in the amount of $5,000. This note is unsecured, bears interest at 6.0% and is due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. On December 28, 2011, the Company entered into a promissory note agreement with CEO in the amount of $5,000. This note bears interest at 6.0%, is secured by all of the assets of the Company and is due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000. In February 2012, theses notes and all accrued interest were repaid. At December 31, 2012 and 2011, the aggregate principal amounts due under these loans amounted to $0 and $10,000, respectively. At December 31, 2012 and 2011, interest due under these notes amounted to $0 and $108, respectively, which has been included in due to related party on the accompanying balance sheets. For the years ended December 31, 2012 and 2011, interest expense related to these notes amounted to $79 and $108, respectively.

Other

The Company’s CEO from time to time, provided advances to the Company for working capital purposes. At December 31, 2012 and 2011, the Company had a payable to the CEO of $0 and $1,763, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheets.

As of December 31, 2012 and 2011, the Company owed $9,000 and $21,000, respectively, to a company owned by its chief financial officer for services rendered.

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

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 4 – NOTES PAYABLE (continued)

In February 2012, the above notes and all accrued interest were repaid. At December 31, 2012 and 2011, aggregate principal due under the above notes amounted to $0 and $101,150, respectively, and interest amounts due under the loans amounted to $525 and $1,925, respectively. The weighted average interest rate on the Company’s short-term obligations was 6%.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors’.  There were no shares designated as of December 31, 2012.

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

Pursuant to the Placement Agent Agreement between the Company and Rodman & Renshaw, LLC (the “Placement Agent”), dated as of June 29, 2011, and as amended on August 8, 2011 and on December 19, 2011, the Company paid the Placement Agent, a cash fee equal to 7% of the gross proceeds of the Offering or $70,000, as well as a non-accountable expense allowance equal to 2% of the gross proceeds of the Offering or $20,000.  In September 2011, the Company paid a $7,500 advance to Rodman upon execution of this Agreement, which was applied against the 2% non-accountable expense allowance. At December 31, 2011, the $7,500 advance was reflected as deferred financing costs on the accompanying balance sheet. In addition, the Company issued to the Placement Agent 400,000 five-year warrants to purchase shares of Common Stock equal to 7% of the number of shares sold in the Offering, with an exercise price equal to 125% of the public offering price or $0.21875.

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

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Pursuant to existing anti-dilution price protection right for a certain investor who purchased the Company’s common shares in an April 2010 offering, the Company issued 346,479 shares of its common stock in April 2012.

Common stock issued for services

On May 12, 2011, the Company issued 80,000 shares of its common stock to the Company’s chief financial officer for services rendered. The Company valued these common shares at the fair value of $0.15 per common share based on the sale of common stock in a private placement at $0.15 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $12,000 for the year ended December 31, 2011.

On June 1, 2011, the Company issued 75,000 shares of its common stock to a consultant for business development services rendered. The Company valued these common shares at the fair value of $0.20 per common share based on the fair value of services provided. In connection with issuance of these common shares, the Company recorded professional fees of $15,000 for the year ended December 31, 2011.

On September 19, 2011, the Company issued 400,000 shares of its common stock to a consultant for investor relations services to be provided over a one-year term. The Company valued these common shares at the fair value of $0.31 per common share or $124,000 based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded professional fees for the years ended December 31, 2012 and 2011 of $89,556 and $34,444 respectively.

On November 15, 2011, the Company entered into a consulting agreement for business advisory services.  In connection with the agreement, the Company paid the consultant cash of $25,000 and issued 300,000 shares of its common stock.  The Company valued these common shares at the fair value of $0.51 per common share or $153,000 based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded professional fees for the years ended December 31, 2012 and 2011 of $133,875 and $19,125, respectively.

On February 27, 2012, the Company issued 163,636 shares of its common stock to the Company’s chief financial officer for services rendered and for accounts payable of $12,000 that was outstanding at December 31, 2011. The Company valued these common shares at the fair value of $0.11 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000 and reduced accounts payable by $12,000 for the year ended December 31, 2012.

On April 10, 2012, the Company entered into a one-year consulting agreement for business development services.  In connection with the agreement, the Company issued 1,000,000 shares of its common stock.  The Company valued these common shares at the fair value of $0.108 per common share or $108,000 based on the quoted trading price of the common stock on the grant date which is the measurement date and was being amortized over the one year service period. Additionally, the Company issued 500,000 warrants for the purchase of 500,000 shares of the Company’s common stock at an exercise price equal to $0.25 per share exercisable for a two year period. The Company calculated the $35,581 fair value of the 500,000 warrants granted using the Black-Scholes option pricing model and using actual historical volatility of 168.7%, risk free interest rate of 0.28% and was being amortized over the one year service period. During the third quarter of 2012, the contract was verbally terminated and any remaining prepaid amounts were written off. Accordingly, in connection with this agreement, for the year ended December 31, 2012, the Company recorded professional fees of $143,581.

On June 11, 2012, the Company issued 75,000 shares of its common stock to the Company’s chief financial officer for services rendered. The Company valued these common shares at the fair value of $0.08 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000 for the year ended December 31, 2012.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

On August 24, 2012, the Company entered into a four month consulting agreement for business development services This Agreement shall remain in effect for a fixed term of four months (the “Initial Term”) commencing on August 24, 2012 and continuing through December 23, 2012, and, provided that, if the Company is funded or purchased (or has entered into a memorandum of understanding, letter of intent or similar document) (a “Transaction”) by another company during the Initial Term whereby the consultant’s services made a direct contribution to such Transaction, the Initial Term shall automatically be renewed for an additional eight (8) months (the “Additional Term” and together with the Initial Term, the “Consulting Period”). If the Company enters into a Transaction during the Initial Term without any direct contribution by the Consultant’s Services, this Agreement will not be automatically renewed for an Additional Term. As consideration for consultant’s performance of the services, the Company shall pay Consultant 2,000,000 shares of the Company’s common stock in equal monthly installments during the Initial Term of 500,000 shares per month. If this Agreement is extended for the Additional Term, then the Company shall issue an additional 4,000,000 shares of the Company’s common stock to the consultant. The 500,000 shares of Company’s common stock for each month of Service during the Initial Term shall be issued to and earned by the Consultant on or before the fifth (5th) calendar day of each month. The first payment date shall be on or before September 5, 2012 and each month thereafter, with the last payment date of the Initial Term shall be on December 5, 2012. In the event that this Agreement is extended to include the Additional Term, the 4,000,000 shares of the Company’s common stock shall be awarded to the consultant in a lump sum either (a) by January 5, 2013 or (b) within 5 business days of the date on which the Company is funded or purchased by another Company, whichever is feasible. In connection with the agreement, the Company issued 500,000 shares of its common stock on September 5, 2012. The Company valued these common shares at the fair value of $0.015 per common share or $7,500 based on the quoted trading price of the common stock on the grant date of August 24, 2012, which is the measurement date. For the year ended December 31, 2012, the Company recorded professional fees of $7,500. Each subsequent monthly issuance of share pursuant to this consulting agreement shall be valued at the fair value of such common share based on the quoted trading price of the common stock on the grant date, which will be the measurement date.

On September 1, 2012, the Company issued 428,571 shares of its common stock to the Company’s chief financial officer for services rendered. The Company valued these common shares at the fair value of $0.014 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000 for the year ended December 31, 2012.

In connection with the consulting agreement dated August 24, 2012 (see above), the Company is obligated to issue 500,000 shares of common stock for each month on October 5, 2012, November 5, 2012 and December 5, 2012. The Company valued these 1,500,000 common shares at fair value ranging from $0.020 to $0.032 per common share or $36,500 based on the quoted trading price of the common stock on the grant dates of October 5, 2012, November 5, 2012 and December 5, 2012, which are the measurement dates.  The $36,500 has been expensed as of December 31, 2012.

On October 24, 2012, the Company issued 200,000 shares of its common stock to a consultant for services rendered. The Company valued these common shares at the fair value of $0.03 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000 for the year ended December 31, 2012.

Common stock issued in connection with licensing agreement

In connection with a licensing agreement (See Note 7), on October 17, 2011, the Company issued 70,000 shares of its common stock. The Company valued these common shares at the fair value of $0.315 per common share or $22,050 based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with the issuance of these common shares, the Company recorded licensing fees of $18,987 and $3,063 for the years ended December 31, 2012 and 2011 respectively.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

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

The Company calculated the fair value of the 1,100,000 warrants granted using the Black-Scholes option pricing model and recorded the fair value of $147,884 as a deferred license costs included in prepaid expenses which will be amortized over the initial estimated license term of 20 months.  In applying the Black-Scholes method, the Company calculated volatility based upon the volatility of several similar companies with historical market prices for their common stock (since the Company’s common stock had a limited trading history at that time), utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 23 months. Since the expiration date of the warrants has not been determined, the fair market value of warrants granted pursuant to the License Agreement is subject to adjustment by the Company if the estimates of the initial expiration date changes. For the years ended December 31, 2012 and 2011, the Company recorded licensing fees of $127,345 and $20,539, respectively.

On December 12, 2011, the Company entered into advisory service agreements with 2 individuals for their role of the Company’s advisory board for a one-year term. In connection with the advisory service agreements, the Company issued an aggregate of 100,000 common stock warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.55 per common share. The warrants expire on December 11, 2016. The Company calculated the $49,880 fair value of the 100,000 warrants granted using the Black-Scholes option pricing model and using actual historical volatility.  For the years ended December 31, 2012 and 2011, the Company recorded professional fees of $47,801 and $2,079 respectively.

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

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

The Company calculated the fair value of the 1,000,000 MPS Warrants granted using the Black-Scholes option pricing model and recorded the fair value of $167,090 as a deferred license costs included in prepaid expenses which will be amortized over the license term of 18 months.  The Company calculated the fair value of the 100,000 Starz Warrants granted using the Black-Scholes option pricing model and initially recorded the fair value of $16,709 as a deferred license costs included in prepaid expenses which will be amortized over the vesting period. In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 18 months. The value of the MPS Warrant and Starz Warrant on the grant date was based upon the following Black-Scholes assumptions; exercise prices of $.23, actual historical volatility of 176.74%, expected term of 18 months and discount rate of 0.27%. In connection with these Warrants, for the year ended December 31, 2012, the Company’s amortization of these licensing fees amounted to $183,799.

At the valuation dates, the fair values of the warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Dividend rate	0%	0%
Term (in years)	1.50 to 5 years	1.92 to 5 years
Volatility	169% to 177%	80% to 158%
Risk-free interest rate	0.27% - 0.28%	0.28% - 0.85%

Warrant activities for the years ended December 31, 2012 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at beginning of year	1,200,000	$0.33
Issued	7,714,286	0.25
Exercised	-	-
Forfeited	-	-
Balance at end of year	8,914,286	$0.26	3.06	$-

Warrants exercisable at end of year	8,339,286	$0.26	3.23	$-

Equity incentive plan

On September 23, 2010, the Company’s board of directors adopted, and the Company’s stockholders approved the Apps Genius Corp Equity Incentive Plan (the “Plan”), which covers 5,000,000 shares of common stock.  The purpose of the Plan is to advance the interests of the Company by enhancing the ability of the Company to (i) attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries; (ii) reward such persons for such contributions; and (iii) encourage such persons or entities to take into account the long-term interest of the Company through ownership of shares of the Company’s common stock, par value $.001 per share. The Plan is intended to accomplish these objectives by enabling the Company to grant awards in the form of incentive and nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, or other stock based awards. The Plan will be administered by the Board of Directors of the Company or, upon its delegation, by the Compensation.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Committee of the Board of Directors.  The Plan became effective on September 23, 2010 and will terminate on September 23, 2020.

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be five million (5,000,000) shares; provided, however, that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year. As of December 31, 2012, no instruments have been granted under the Plan.

Non-Plan Stock Options

On March 1, 2012, the Company entered into a financial service agreement with a third party for a seven month term. In connection with the financial service agreement, the Company issued an aggregate of 500,000 stock options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.14 per common share. The stock options expire on March 1, 2017. The Company calculated the $66,749 fair value of the 500,000 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 177.3%.  For the year ended December 31, 2012, the Company recorded professional fees of $66,749.

In connection with services to be rendered related to the purchase of a game for a period of 12 months, on March 21, 2012, the Company issued options exercisable for the purchase of 25,000 shares of the Company’s common stock at an exercise price equal to $0.12 per share exercisable for a two year period. Additionally, the Company shall pay to Seller 10% of the aggregate net revenue generated from sales and advertising of the game, if any, for the lifetime of the game. The Company calculated the $2,342 fair value of the 25,000 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 173.4% which will be amortized over the one year service period. For the year end December 31, 2012, the Company expensed to professional fees $2,342.

Stock option activities for the year ended December 31, 2012 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	-	$-
Granted	525,000	0.14
Exercised/forfeited	-	-
Balance at December 31, 2012	525,000	$0.14	4.03	$-
Options exercisable at December 31, 2012	525,000	$0.14	4.03	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the year ended December 31, 2012 was $0.13. As of December 31, 2012, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 – INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $1,607,267 for income tax purposes as of December 31, 2012. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2029 through 2032. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2012	2011
U.S. “expected” income tax	$(549,180)	$(109,306)
State income tax	(92,715)	(18,454)
Non-deductible compensation	347,485	12,565
Change in valuation allowance	294,410	115,195
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$638,728	$344,318
Total gross deferred tax assets	638,728	344,318
Less valuation allowance	(638,728)	(344,318)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2012 was $638,728.  The increase during 2012 was $294,410.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2010, and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years

NOTE 7 - COMMITMENT AND CONTINGENCIES

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

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – COMMITMENT AND CONTINGENCIES (continued)

Licensing Agreement

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

In connection with the Cash Fees paid and equity instruments issued pursuant to the License Agreement, for the years ended December 31, 2012 and 2011, the Company recorded licensing fees of $193,695 and $30,969 respectively.

APPS GENIUS CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – COMMITMENT AND CONTINGENCIES (continued)

Licensing Agreements (continued)

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

In connection with the equity instruments issued pursuant to the MPS License Agreement, for the years ended December 31, 2012 and 2011, the Company recorded licensing fees of $183,799 and $0 respectively.

The Company accounted for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees” (See Note 5).

NOTE 8 – SUBSEQUENT EVENTS

REVISED BUSINESS PLAN

In January 2013,  the Company evaluated the growth potential and revenue from the application and development business  and the Company decided to focus on a new business plan to develop and operate a crowdfunding platform. The Company has not formally discontinued the application development business; however the Company will no longer develop and support the applications and games.  “Crowdfunding” describes the collective cooperation, attention, and trust by people who network and pool their resources, usually via the Internet, to support efforts initiated by other people or organizations.

PATENTS AND TRADEMARKS

On January 15, 2013, in connection with a settlement and release agreement, the Company agreed to stop using and abandon the Angry Turd trademark.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of our management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The following table sets forth the name and age of officers and director as of April 1, 2013. Our Executive officer is elected annually by our Board of Director. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Adam M. Kotkin	34	Chief Executive Officer and Director
Adam Wasserman	48	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Adam M. Kotkin, Chief Executive Officer and Director

Mr. Kotkin is the Chief Executive Officer of Apps Genius.  His experience includes serving as the Chief Operating Officer and Board Member of PeopleString Corporation from January 2009 to the present and Chief Operating Officer, Board Member and Co-founder of BigString Corporation, an online messaging company, from October 2003 to November 2010. Mr. Kotkin still remains as a board member of BigString Corporation. Past experiences include serving as the business manager for InsuranceGenie.com, an online insurance agency, and serving as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics.

Adam Wasserman, Chief Financial Officer

Mr. Wasserman has been our Chief Financial Officer since Jan, 2011. He has been an integral member of executive management responsible for financial and accounting. He has a strong background in financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls.  Mr. Wasserman has substantial experience with SEC filings such as initial public offerings, 10-Ks and 10-Qs.   Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman has served as the Chief Financial Officer of Apps Genius Corp since January 2011, Yew Bio-Pharm Group, Inc. since September 2011, Oriental Dragon Corp since June 2010, Universal Tech Corp since November 2012, Wally World Media, Inc. since November 2012 and Cleantech Solutions International, Inc. since December 2012.  Mr. Wasserman has also served as the chief financial officer of Gold Horse International, Inc. (July 2007 to September 2011), Lotus Pharmaceuticals Inc. (October 2006 until April 2009), and other companies, all client companies of CFO Oncall. From June 1991 to November 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants and is the treasurer and an executive board member of Gold Coast Venture Capital Association.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics as of April 4, 2008 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

•	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•	Full compliance with applicable government laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   Each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.	Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Adam M. Kotkin, Chief Executive	2012	$104,000	0	0		0	0	0	0	$104,000
Officer	2011	$7,000	0	0		0	0	0	0	$7,000

Adam Wasserman, Chief Financial	2012	$36,000	0	30,000	(b)	0	0	0	0	$66,000
Officer	2011	$12,000	0	12,000	(a)	0	0	0	0	$24,000

(a)	Represents 80,000 shares issued at a value of $0.15 per share based on the sale of common stock in a private placement at $0.15 per common share.

(b)	Represents 667,207 aggregate shares issued at an average value of approximately $0.04 per share based on quoted trading prices of the common stock on the grant dates.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through December 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during periods ending December 31, 2012 and December 31, 2011 by the executive officers named in the Summary Compensation Table.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 26, 2013, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Adam M. Kotkin 431 Fairway Drive, Suite 260 Deerfield Beach, FL 33441	6,150,000	16.87%

Adam Wasserman (2) 1643 Royal Grove Way Weston, FL 33327	847,207	2.32%

All Executive Officers and Directors as a group (2 persons)	6,493,636	20.04%

Darin Myman 112 Oak Glen Road Howell NJ 07731	2,300,000	6.31%

*	less than 1%

(1)	Based on 36,449,372 shares of common stock outstanding as of April 1, 2013
(2)
Adam Wasserman is the beneficial owner of all 847,207shares. However, 747,207 of these shares were issued to CFO Oncall. Adam Wasserman is the beneficial owner of CFO Oncall and we have contracted with CFO Oncall to hire Adam Wasserman as our CFO.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended December 31, 2011, Adam Kotkin donated services valued at $9,000 which was treated as contributed capital.

In August 2011, we entered into a note agreement with Adam Kotkin for $5,000. The note is unsecured, bears interest at 6.0% and is due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. Additionally, in December 2011, we entered into a note agreement with Adam Kotkin for $5,000. The note is secured by all of the assets of the Company, bears interest at 6.0% and is due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At our sole option, the Maturity Dates may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which we will accrue at an annual interest rate of 6.5%. At December 31, 2012 and 2011, the principal amounts due under these loans amounted to $0 and $10,000, respectively. At December 31, 2012 and 2011, interest due under these notes amounted to $0 and $108, respectively which has been included in due to related party on the accompanying balance sheet. These notes and all accrued interest were repaid in February 2012.

As of December 31, 2012 and 2011, we owed $9,000 and $21,000 to a company owned by our chief financial officer for services rendered, respectively.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company, P.A., for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$27,639	$21,300
Audit Related Fees	0	10,600
Tax Fees	0	0
All Other Fees	0	0

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Title of Document

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

4.1	Form of Warrant (2)

4.2	Warrant issued to Nicole “Snooki” Polizzi pursuant to the Snooki License Agreement (4)

10.2	Agreement with gWallet, Inc. (1)

10.3	Agreement with Cubics.com (1)

10.4	Agreement with Apple (1)

10.5	Equity Incentive Plan (1)

10.6	Terms of Oral Agreement between Apps Genius and PeopleString (3)

10.7	Form of Securities Purchase Agreement (5)

10.8	Form of Engagement Letter between Apps Genius Corp and CFO Oncall, dated January 31, 2011 (2)

10.9	License Agreement between Apps Genius Corp, NEP Snooki Enterprises, LLC and Starz Management & PR, dated October 17, 2011 (4)

10.10	Promissory Note issued to Adam Kotkin, dated August 25, 2011 (6)

10.11	Promissory Note issued to Adam Kotkin, dated December 28, 2011 (6)

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form S-1 filed with the SEC on November 19, 2010.
(2)	Incorporated by reference to Form S-1/A filed with the SEC on September 27, 2011.
(3)	Incorporated by reference to Form S-1/A filed with the SEC on January 18, 2011.
(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 21, 2011.
(5)	Incorporated by reference to Form S-1/A filed with the SEC on October 12, 2011.
(6)	Incorporated by reference to Form S-1/A filed with the SEC ON February 7, 2012.
*	Filed or furnished herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APPS GENIUS CORP

Date: April 1, 2013	By:	/s/ Adam Kotkin
Adam Kotkin Chief Executive Officer

	By:	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Adam Kotkin	Chief Executive Officer	April 1, 2013
Adam Kotkin	and Director (Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer	April 1, 2013
Adam Wasserman	(Principal Financial and Accounting Officer)