Form 10-Q
period 2013-03-31
Apps Genius Corp
filed 2013-05-16
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-170715

APPS GENIUS CORP
 (Name of Registrant as specified in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

431 Fairway Drive – Suite 260
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  36,739,192 shares of common stock are issued and outstanding as of May 16, 2013.

APPS GENIUS CORP
FORM 10-Q
March 31, 2013

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

APPS GENIUS CORP
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$10,829	$77,716
Accounts receivable	13	815

Total Current Assets	10,842	78,531

PROPERTY AND EQUIPMENT, net	2,605	3,057

Total Assets	$13,447	$81,588

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$46,802	$43,933
Accounts payable - related party	15,000	9,000
Accrued salaries	28,000	10,000

Total Current Liabilities	89,802	62,933

Commitments & Contingencies - (Note 5)

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at March 31, 2013 and December 31, 2012)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
36,539,192 and 36,449,372 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively)	36,539	36,449
Additional paid-in capital	2,521,299	2,519,106
Accumulated deficit	(2,634,193)	(2,536,900)

Total Stockholders' (Deficit) Equity	(76,355)	18,655

Total Liabilities and Stockholders' (Deficit) Equity	$13,447	$81,588

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

REVENUES	$693	$3,726

OPERATING EXPENSES:
Licensing fees and expenses	-	54,586
Research and development	16,333	40,765
Administrative compensation	42,000	19,000
Professional fees	23,501	139,176
Other selling, general and administrative	16,045	27,695

Total Operating Expenses	97,879	281,222

LOSS FROM OPERATIONS	(97,186)	(277,496)

OTHER INCOME (EXPENSE):
Interest expense	-	(560)
Interest expense - related party	-	(79)
Loss on disposal of property and equipment	(115)	-
Interest income	8	67

Total Other Income (Expense)	(107)	(572)

NET LOSS	$(97,293)	$(278,068)

NET LOSS PER COMMON SHARE:
Basic and diluted	$-	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	36,449,372	29,343,693

See notes to unaudited financial statements

APPS GENIUS CORP
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,293)	$(278,068)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	2,283	140,065
Loss on disposal of property and equipment	115	-
Depreciation	337	329
Changes in assets and liabilities:
Accounts receivable	802	1,100
Prepaid expenses	-	3,695
Security deposit	-	(675)
Accounts payable and accrued expenses	2,869	(13,521)
Accrued salaries	18,000	-
Accounts payable - related party	6,000	(9,000)
Due to related parties	-	4,539

NET CASH USED IN OPERATING ACTIVITIES	(66,887)	(151,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	7,500
Payment of notes payable	-	(108,650)
Payment of notes payable - related party	-	(10,000)
Payment of insurance premium finance payable	-	(3,348)
Proceeds from sale of common stock	-	1,000,000
Payment of placement costs and fees	-	(161,850)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	723,652

NET (DECREASE) INCREASE IN CASH	(66,887)	572,116

CASH - beginning of year	77,716	7,728

CASH - end of year	$10,829	$579,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$2,637
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for services charged to prepaid expenses	$-	$252,890
Common stock issued for accounts payable- related party	$-	$12,000

See notes to unaudited financial statements.

APPS GENIUS CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2012	-	$-	36,449,372	$36,449	$2,519,106	$(2,536,900)	$18,655

Issuance on warrants and options for services	-	-	-	-	783	-	783

Issuance of common stock for services	-	-	89,820	90	1,410	-	1,500

Net loss, for the three months ended March 31, 2013	-	-	-	-	-	(97,293)	(97,293)

Balance, March 31, 2013	-	-	36,539,192	36,539	2,521,299	(2,634,193)	(76,355)

See notes to unaudited financial statements

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Apps Genius Corp (the “Company”) was incorporated in the State of Nevada on December 17, 2009.  The Company’s business is creating innovative social games and mobile applications that let people play together with real-world friends and family using the currently available infrastructure built by both social and mobile networks. The Company’s cross-platform gaming and mobile applications allow users to play and interact with multiple people on multiple networks whether or not they have a preexisting relationship with them. The Company’s Social Gaming and Mobile App technology allows users and players to reach across the multiple networks into a virtual application or gaming environment. Beginning in January 2013, the Company changed the focus of its business plan to develop and operate a crowdfunding platform.  Crowdfunding describes the collective cooperation, attention, and trust by people who network and pool their resources, usually via the Internet, to support efforts initiated by other people or organizations. The Company currently has two vertical sites which have been released and are in operation.

Basis of presentation and going concern

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2012.  The accompanying unaudited financial statements for Apps Genius Corp have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $97,293 and $66,887, respectively, for the three months ended March 31, 2013 and working capital deficit, stockholder’s deficit and an accumulated deficit of $78,960, $76,355 and $2,634,193 respectively at March 31, 2013 and has minimal revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2013 and 2012 include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Concentrations

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company has not experienced any losses in such accounts through March 31, 2013. There were no balances in excess of FDIC insured levels as of March 31, 2013.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations (continued)

Concentration of revenue and geographic area

The Company sells its products to its customers through revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the three months ended March 31, 2013 as follows:

Arrangement	Percentage of total revenues For the three months ended March 31, 2013	Percentage of accounts receivable balance at March 31, 2013
1	77.9%	-

The Company has customers in countries other than USA. During the three months ended March 31, 2013 and 2012, customers located in the USA represented substantially all of the Company’s total revenues.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2013 and December 31, 2012, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the three months ended March 31, 2013 and 2012, the Company did not capitalize any software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2013 and 2012.

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

Some of the Company’s social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays the Company a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by the Company of an electronic confirmation from the advertiser and when collection is reasonably assured.   Virtual currency revenue for the three months ended March 31, 2013 and 2012 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

We recognize revenues from our Crowdfunding platforms when the projects are funded and the funds are dispersed to the participants.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the Three months ended March 31, 2013 and 2012, advertising expense was $514 and $8,204, respectively.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For the three months ended March 31, 2013 and 2012, research and development costs were $16,333 and $40,765, respectively.

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

	Three Months Ended March 31,
	2013	2012
Warrants	9,014,286	8,414,286
Stock options	525,000	525,000
Total	9,539,286	8,939,286

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	March 31, 2013	December 31, 2012
Office equipment and furniture	7 Years	$-	$214
Computer equipment	5 Years	6,581	6,581
		6,581	6,795
Less: accumulated depreciation		(3,976)	(3,738)
		$2,605	$3,057

For the three months ended March 31, 2013 and 2012, depreciation expense amounted to $337 and $329, respectively. In March 2013, the Company disposed its office equipment and furniture with a net book value of $115 realizing a loss on disposal of property and equipment of $115.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, the Company owed $15,000 and $9,000, respectively, to a company owned by its chief financial officer for services rendered.

NOTE 4 – STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of March 31, 2013.

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

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be five million (5,000,000) shares; provided, however ,  that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year. As of March 31, 2013, no instruments have been granted under the Plan.

Common stock

In March 2013, the Company issued 89,820 shares of its common stock to a consultant for payment of public relations services rendered. The Company valued these common shares at the fair value of $0.0167 per common share (see Note 5) per the terms of the consulting agreement which approximated fair value during the service period and recorded stock-based compensation of $1,500 during the three months ended March 31, 2013.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 4 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

Common stock warrants

On January 16, 2013, the Company entered into an Advisory Board Agreement (the “Agreement”). Pursuant to the Agreement, the Company issued warrants exercisable for the purchase of 100,000 shares of the Company’s common stock at an exercise price equal to $0.05 per share.  The warrants will be exercisable until January 2016. The Company accounted for the equity instruments issued pursuant to the Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”.

The Company calculated the fair value of the 100,000 warrants granted using the Black-Scholes option pricing model and recorded the fair value of $783. In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 3 years. The value of the warrant on the grant date was based upon the following Black-Scholes assumptions; exercise prices of $.05, actual historical volatility of 123%, expected term of 3 years and discount rate of 0.39%. In connection with these warrants, the Company recorded stock-based consulting expense of $783 during the three months ended March 31, 2013.

Warrant activities for the three months ended March 31, 2013 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	8,914,286	$0.26
Issued	100,000	0.05
Exercised/forfeited	-	-
Balance at March 31, 2013	9,014,286	$0.25	2.81	$-
Warrants exercisable at March 31, 2013	8,439,286	$0.26	2.98	$-

Stock option activities for the three months ended March 31, 2013 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	525,000	$0.14
Granted	-	-
Exercised/forfeited	-	-
Balance at March 31, 2013	525,000	$0.14	3.78	$-
Options exercisable at March 31, 2013	525,000	$0.14	3.78	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the three months ended March 31, 2013 was none. As of March 31, 2013, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0.

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 5 – COMMITMENT AND CONTINGENCIES

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

APPS GENIUS CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 5 – COMMITMENT AND CONTINGENCIES (continued)

Licensing Agreements (continued)

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

Consulting Agreement for Public Relations Services

On February 6, 2013, the Company entered into a 5 month consulting agreement for public relations services.  Pursuant to the consulting agreement, the Company shall pay the consultant (a) $1,250 per month and (b) $750 per month payable in the Company’s common stock equal to either the previous months running average of the daily close price or $0.0167, whichever is greater. In March 2013, the Company issued 89,820 shares of its common stock to such consultant which represents payment for February and March 2013 services. The consulting agreement maybe cancelled in writing by either party with at least 30 days notice. Effective March 31, 2013, the Company cancelled this consulting agreement. The Company has paid its obligation under this consulting agreement.

NOTE 6 – SUBSEQUENT EVENTS

In April 2013, the Company issued 200,000 shares of its common stock to two consultants for services rendered in April 2013 and May 2013. The Company valued these common shares at the fair value of $0.012 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $2,400.

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

Beginning in January 2013, we changed the focus of our Business Plan to develop and operate a crowdfunding platform.  We currently have two vertical sites which have been released and are in operation.

On April 19, 2012, we acquired the domain name “GetFunded.com” in order to explore potential opportunities in crowdfunding.  “Crowdfunding” describes the collective cooperation, attention, and trust by people who network and pool their resources, usually via the Internet, to support efforts initiated by other people or organizations.  Crowdfunding can occur for a wide variety of purposes, both for-profit and not-for-profit, including mobile app development, disaster relief, citizen journalism, support of artists by fans, political campaigns, startup company funding, movie or software development, and scientific research.  Crowdfunding has experienced a sudden increase in popularity and could become a viable means for start-up companies to raise capital from investors because of the Jumpstart Our Business Startups Act or “JOBS” Act, which was signed into law by President Obama on April 5, 2012.  The JOBS Act eases certain securities regulations, particularly for smaller issuers of securities, and creates an exemption from registration under the Securities Act of 1933 for crowdfunding, subject to certain restrictions and qualifications.  The SEC had until December 31, 2012 to enact a regulatory system for crowdfunding, but this could potentially be extended until a later date.

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

Additionally, in late December 2012 we launched our second vertical of our crowdfunding platform, www.GetGayFunded.com which is dedicated to the Lesbian Gay Bisexual Transgendered community and their causes.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the three months ended March 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the three months ended March 31, 2013 and 2012.

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

Some of the our social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays us a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by us of an electronic confirmation from the advertiser and when collection is reasonably assured.  Virtual currency revenue for the three months ended March 31, 2013 and 2012 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

We recognize revenues from our Crowdfunding platforms when the projects are funded and the funds are dispersed to the participants.

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

Results of Operations

For the Three Months Ended March 31, 2013 and 2012

Revenues

For the three months ended March 31, 2013 and 2012, we recognized revenues of $693 and $3,726, respectively, a decrease of $3,033 or 81%.  The decrease in revenues was mainly attributable to a decrease in the sale of previously developed applications and advertising revenues and a lack in the development of new games and applications due to a lack of working capital and development activities. In addition, we changed the focus of our business plan to develop and operate a crowdfunding platform.  Our revenues for the three months ended March 31, 2013 was mainly attributable to our crowdfunding business. During the remainder of fiscal 2013, we do not plan on further developing any new games or applications.

Operating Expenses

For the three months ended March 31, 2013 and 2012, operating expenses amounted to $97,879 and $281,222 respectively, a decrease of $183,343 or 65%. Changes in operating expenses consisted of the following:

	Three Months Ended March 31,
	2013	2012
Licensing fees and expenses	$-	$54,586
Research and development	16,333	40,765
Administrative compensation	42,000	19,000
Professional fees	23,501	139,176
Other selling, general and administrative	16,045	27,695
	$97,879	$281,222

*
For the three months ended March 31, 2013 and 2012, license fees and expenses amounted to $0 and $54,586, respectively. We did not incur license fees and expenses in connection with our social games and mobile applications during the three months ended March 31, 2013 as we have changed the focus of our business plan to develop and operate a crowdfunding platform.

*
Research and development expenses consist primarily of salaries and fees paid to third parties for the development of software and applications as well as the development of the “Get Funded.com” website. For the three months ended March 31, 2013, research and development expenses decreased by $24,432 or 60% as compared to the three months ended March 31, 2012.  During the three months ended March 31, 2013, we substantially decreased development activities until we generate sufficient revenues from our current portfolio of products or we were able to raise additional working capital funds from debt or equity financing or loans. During the remainder of fiscal 2013, we expect research and development activities to decrease due to limited working capital.

*
For the three months ended March 31, 2013, administrative compensation increased by $23,000 or 121% as compared to the three months ended March 31, 2012. The increase is primarily attributable to an increase in wages of our Chief Executive Officer. We expect administrative salaries to increase in 2013 as we increase our operations.

*
For the three months ended March 31, 2013, professional fees decreased by $115,675 or 83% as compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, we incurred stock-based professional fees of $2,283 as compared to $91,318 for the three months ended March 31, 2012 related to business development and investor relations services. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

*
For the three months ended March 31, 2013, other selling, general and administrative expenses decreased by $11,650 or 42% as compared to the three months ended March 31, 2012.  During the three months ended March 31, 2012, we incurred marketing expense of approximately $8,100 in connection with our exhibition and attendance at the 2012 game Developers Conference as compared to $0 for the 2013 period. Additionally, for the three months ended March 31, 2013, travel expenses also decreased as compared to the 2012 period.

Other Income

For the three months ended March 31, 2013 and 2012, we recognized interest income of $8 and $67, respectively. The decrease in interest income was attributable to having a lower cash balance with which to earn interest on. Additionally, for the three months ended March 31, 2013 and 2012, we incurred aggregate interest expense of $0 and $560 related to outstanding notes payable and related party notes, respectively.

Net Loss

As a result of the factors described above, our net loss for the three months ended March 31, 2013 and 2012 was $97,293 and $278,068, or a net loss per common share of ($0.00) and ($0.01) (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2013, we had a cash balance of $10,829. Since inception we have funded our operations as follows:

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

Research and development activities- In February 2012, we began limited development activities and we estimate that we will incur cash costs and expenses of approximately $15,000 during the subsequent twelve month period on research and development activities (excluding non-cash stock-based fees).

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

Operating activities

For the three months ended March 31, 2013, net cash flows used in operating activities amounted to $66,887 and was primarily attributable to our net losses of $97,293 offset by the add back of non-cash items such as depreciation expense of $337, loss on disposal of property and equipment of $115 and stock based compensation and fees of $783, and changes in operating assets and liabilities of $29,171.

For the three months ended March 31, 2012, net cash used in operations of $151,536 was primarily attributable to our net losses of $278,068 offset by the add back of non-cash items such as depreciation expense of $329 and stock based compensation and fees of $140,065, and changes in operating assets and liabilities of $(13,862).

Financing activities

For the three months ended March 31, 2013 and 2012 net cash flows provided by financing activities was $0 and $723,652, respectively. During the three months ended March 31, 2012, we received net proceeds from sale of common stock of $838,150 and proceeds from notes payable of $7,500 offset by the payments of notes payable $118,650 and the payment of insurance premium finance payable of $3,348.

Contractual Obligations

In the normal course of business, we may have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. At March 31, 2013, we did not have any material contractual obligations that would require us to pay cash in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.	Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2013, pursuant to the terms of an Advisory Board Agreement, we issued warrants exercisable into 100,000 shares of common stock at an exercise price of $0.05 per share. The warrants have an expiration date of January 16, 2016. These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that Act.  Each person to whom the shares were issued was an accredited investor and acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend.  No brokerage fees were paid in connection with any of these stock issuances.

Pursuant to a Consulting Agreement dated February 6, 2013, we issued 89,820 shares of common stock to a consultant. The shares were issued based on a value of $0.0167 per share for services rendered for February and March 2013. These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that Act.  Each person to whom the shares were issued was an accredited investor and acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend.  No brokerage fees were paid in connection with any of these stock issuances.

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

APPS GENIUS CORP

Date: May 16, 2013	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2013	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer