Form 10-Q
period 2013-06-30
FAL EXPLORATION CORP.
filed 2013-08-09
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-170715

FAL EXPLORATION CORP.
 (Name of Registrant as specified in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

431 Fairway Drive – Suite 260
Deerfield Beach, FL 33441
(Address of principal executive office)

(732) 530-1267
 (Registrant’s telephone number)

APPS GENIUS CORP.
(Former Name, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There are 36,738 shares of common stock, par value $0.001 per share, issued and outstanding as of August 9, 2013.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
FORM 10-Q
June 30, 2013

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

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,272	$77,716
Accounts receivable	113	815

Total Current Assets	3,385	78,531

PROPERTY AND EQUIPMENT, net	2,276	3,057

Total Assets	$5,661	$81,588

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$57,084	$43,933
Accounts payable - related party	30,000	9,000
Accrued salaries	55,000	10,000

Total Current Liabilities	142,084	62,933

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at June 30, 2013 and December 31, 2012)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
36,738 and 36,448 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively)	37	37
Additional paid-in capital	2,560,201	2,555,518
Accumulated deficit	(2,696,661)	(2,536,900)

Total Stockholders' (Deficit) Equity	(136,423)	18,655

Total Liabilities and Stockholders' (Deficit) Equity	$5,661	$81,588

See notes to unaudited financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$349	$1,248	$1,042	$4,974

OPERATING EXPENSES:
Licensing fees and expenses	-	78,358	-	132,944
Research and development	35	69,445	16,368	110,210
Administrative compensation	42,000	40,000	84,000	59,000
Professional fees	17,230	235,823	45,731	374,999
Other selling, general and administrative	3,548	83,269	14,593	110,964

Total Operating Expenses	62,813	506,895	160,692	788,117

LOSS FROM OPERATIONS	(62,464)	(505,647)	(159,650)	(783,143)

OTHER INCOME (EXPENSE):
Interest expense	(4)	-	(4)	(560)
Interest expense - related party	-	-	-	(79)
Loss on disposal of property and equipment	-	-	(115)	-
Interest income	-	295	8	362

Total Other Income (Expense)	(4)	295	(111)	(277)

NET LOSS	$(62,468)	$(505,352)	$(159,761)	$(783,420)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(1.70)	$(15.06)	$(4.37)	$(24.91)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	36,734	33,560	36,590	31,452

See notes to unaudited financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159,761)	$(783,420)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	4,683	345,007
Loss on disposal of property and equipment	115	-
Depreciation	666	673
Changes in assets and liabilities:
Accounts receivable	702	1,425
Prepaid expenses	-	23,259
Security deposit	-	(675)
Accounts payable and accrued expenses	13,151	(13,916)
Accrued salaries	45,000	-
Accounts payable - related party	21,000	(6,000)
Due to related parties	-	(1,871)

NET CASH USED IN OPERATING ACTIVITIES	(74,444)	(435,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	7,500
Payment of notes payable	-	(108,650)
Payment of notes payable - related party	-	(10,000)
Payment of insurance premium finance payable	-	(5,859)
Proceeds from sale of common stock	-	1,000,000
Payment of placement costs and fees	-	(161,850)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	721,141

NET (DECREASE) INCREASE IN CASH	(74,444)	285,623

CASH - beginning of year	77,716	7,728

CASH - end of period	$3,272	$293,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$2,637
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for services charged to prepaid expenses	$-	$396,471
Common stock issued for accounts payable- related party	$-	$12,000
Deferred offering cost offset against equity raise	$-	$7,500

See notes to unaudited financial statements.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2012			36,448	37	2,555,518	(2,536,900)	18,655

Issuance on warrants and options for services	-	-	-	-	783	-	783

Issuance of common stock for services	-	-	290	-	3,900	-	3,900

Net loss, For the six months ended June 30, 2013	-	-	-	-	-	(159,761)	(159,761)

Balance, June 30, 2013	-	-	36,738	37	2,560,201	(2,696,661)	(136,423)

See notes to unaudited financial statements.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

FAL Exploration Corp. (the “Company”), formerly named Apps Genius Corp., was incorporated in the State of Nevada on December 17, 2009.  On July 9, 2013, the Company changed its name to FAL Exploration Corp. The Company’s business was creating innovative social games and mobile applications that let people play together with real-world friends and family using the currently available infrastructure built by both social and mobile networks. Beginning in January 2013, the Company changed the focus of its business plan to develop and operate a crowdfunding platform.  Crowdfunding describes the collective cooperation, attention, and trust by people who network and pool their resources, usually via the Internet, to support efforts initiated by other people or organizations. The Company currently has two vertical websites which have been released and are operational.

On July 22, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate a reverse split of 1000 to 1 (the “Reverse Split”) in which each shareholder will be issued 1 share of common stock in exchange for 1000 shares of their currently issued common stock, which became effective as of July 22, 2013.  The Reverse Split had been previously approved and authorized by the board of directors and majority holders of the Company. All share and per share values for all periods presented in the accompanying unaudited financial statements are retroactively restated for the effect of the Reverse Split.

Basis of presentation and going concern

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2012.  The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

As reflected in the accompanying unaudited financial statements, the Company had a net loss and net cash used in operations of $159,761 and $74,444, respectively, for the six months ended June 30, 2013 and working capital deficit, stockholder’s deficit and an accumulated deficit of $138,699, $136,423 and $2,696,661 respectively at June 30, 2013 and has minimal revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2013 and 2012 include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company has not experienced any losses in such accounts through June 30, 2013. There were no balances in excess of FDIC insured levels as of June 30, 2013.

Concentration of revenue and geographic area

The Company sells its products to its customers through revenue sharing arrangements. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the six months ended June 30, 2013 as follows:

Arrangement	Percentage of total revenues For the six months ended June 30, 2013	Percentage of accounts receivable balance at June 30, 2013
1	51.9%	-

The Company has customers in countries other than USA. During the six months ended June 30, 2013 and 2012, customers located in the USA represented substantially all of the Company’s total revenues.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2013 and December 31, 2012, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

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

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the six months ended June 30, 2013 and 2012, the Company did not capitalize any software development costs.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the six months ended June 30, 2013 and 2012.

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

Some of the Company’s social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays the Company a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by the Company of an electronic confirmation from the advertiser and when collection is reasonably assured.   Virtual currency revenue for the six months ended June 30, 2013 and 2012 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

We recognize revenues from our Crowdfunding platforms when the projects are funded and the funds are dispersed to the participants. Our revenues consist of commissions and are paid out of proceeds raised on each respective project.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the six months ended June 30, 2013 and 2012, advertising expense was $567 and $315, respectively.

Research and development

Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. For the six months ended June 30, 2013 and 2012, research and development costs were $16,368 and $110,210, respectively.

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

	Six Months Ended June 30,
	2013	2012
Warrants	7,914	8,414
Stock options	525	525
Total	8,439	8,939

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	June 30, 2013	December 31, 2012
Office equipment and furniture	7 Years	$-	$214
Computer equipment	5 Years	6,581	6,581
		6,581	6,795
Less: accumulated depreciation		(4,305)	(3,738)
		$2,276	$3,057

For the six months ended June 30, 2013 and 2012, depreciation expense amounted to $666 and $673, respectively. In March 2013, the Company disposed its office equipment and furniture with a net book value of $115 realizing a loss on disposal of property and equipment of $115.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, the Company owed $30,000 and $9,000, respectively, to a company owned by its chief financial officer for services rendered.

NOTE 4 – STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of June 30, 2013.

Equity incentive plan

On September 23, 2010, the Company’s board of directors adopted, and the Company’s stockholders approved the FAL Exploration Corp. Equity Incentive Plan (the “Plan”), which covers 5,000,000 shares of common stock.  The purpose of the Plan is to advance the interests of the Company by enhancing the ability of the Company to (i) attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries; (ii) reward such persons for such contributions; and (iii) encourage such persons or entities to take into account the long-term interest of the Company through ownership of shares of the Company’s common stock, par value $.001 per share. The Plan is intended to accomplish these objectives by enabling the Company to grant awards in the form of incentive and nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, or other stock based awards. The Plan will be administered by the Board of Directors of the Company or, upon its delegation, by the Compensation Committee of the Board of Directors.  The Plan became effective on September 23, 2010 and will terminate on September 23, 2020.

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be five million (5,000,000) shares; provided, however, that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year. As of June 30, 2013, no instruments have been granted under the Plan.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

Common stock

On July 22, 2013, the Company received approval from FINRA to effectuate a reverse split of 1000 to 1 in which each shareholder will be issued 1 share of common stock in exchange for 1000 shares of their currently issued common stock, which became effective as of July 22, 2013.  The Reverse Split had been previously approved and authorized by the board of directors and majority holders of the Company. All share and per share values for all periods presented in the accompanying unaudited financial statements are retroactively restated for the effect of the Reverse Split.

In March 2013, the Company issued 90 post-split (89,820 pre-split) shares of its common stock to a consultant for payment of public relations services rendered. The Company valued these common shares at the fair value of $16.70 post-split ($0.0167 pre-split) per common share (see Note 5) based on the quoted trading price of the common stock on the grant date which is the measurement date and recorded stock-based compensation of $1,500 during the six months ended June 30, 2013.

In April 2013, the Company issued 200 post-split (200,000 pre-split) shares of its common stock to two consultants for services rendered in April 2013 and May 2013. The Company valued these common shares at the fair value of $12 post-split ($0.012 pre-split) per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $2,400.

Common stock warrants

On January 16, 2013, the Company entered into an Advisory Board Agreement (the “Agreement”). Pursuant to the Agreement, the Company issued warrants exercisable for the purchase of 100 post-split (100,000 pre-split) shares of the Company’s common stock at an exercise price equal to $50 post-split ($0.05 pre-split) per share.  The warrants will be exercisable until January 2016. The Company accounted for the equity instruments issued pursuant to the Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”.

The Company calculated the fair value of the 100 post-split (100,000 pre-split) warrants granted using the Black-Scholes option pricing model and recorded the fair value of $783. In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 3 years. The value of the warrant on the grant date was based upon the following Black-Scholes assumptions; exercise prices of $50 post-split ($0.05 pre-split), actual historical volatility of 123%, expected term of 3 years and discount rate of 0.39%. In connection with these warrants, the Company recorded stock-based consulting expense of $783 during the six months ended June 30, 2013.

Warrant activities for the six months ended June 30, 2013 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	8,914	$260.0
Issued	100	50.0
Exercised/forfeited	(1,100)	310.0
Balance at June 30, 2013	7,914	$246.9	2.94	$-
Warrants exercisable at June 30, 2013	7,339	$248,.2	3.17	$-

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

Stock option activities for the six months ended June 30, 2013 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	525	$140.00
Granted	-	-
Exercised/forfeited	-	-
Balance at June 30, 2013	525	$140.00	3.53	$-
Options exercisable at June 30, 2013	525	$140.00	3.53	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the six months ended June 30, 2013 was none. As of June 30, 2013, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0.

NOTE 5 – COMMITMENT AND CONTINGENCIES

Licensing Agreements

NEP Snooki Enterprises, LLC

On October 17, 2011 (the “Effective Date”), the Company entered into an exclusive, worldwide licensing agreement (the “License Agreement”) with NEP Snooki Enterprises, LLC (the “NEP”) and Starz Management & PR (“Starz”), which granted the Company the right to use Nicole Polizzi’s (known by the stage name “Snooki”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Apps”) to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms. Pursuant to the License Agreement, the Company was to develop a total of four Apps within one year of the Effective Date (the “Initial Term”). Through June 2012, the Company released three Apps and will not issue the fourth App. The term of the License (the “Term”) was one year from the earlier of (i) the Release Date of fourth App described above or (ii) eight months after the Effective Date. Accordingly, the License agreement expired in June 2013 and the Company will not renew this agreement, in consideration for the exclusive license granted by NEP during the Initial Term, the Company paid a non-refundable license fee of $55,000 (the “Cash Fee”). The Company shall be entitled to recover the Cash Fees or Additional Cash Fees from any revenue generated by the sale of the products related to the License Agreement by deducting the Cash Fee (or Additional Cash Fees, if applicable) prior to the payment of any royalties, as described below; provided, however, the Company shall only be entitled to deduct a maximum of $13,750 for each product.

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

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 5 – COMMITMENT AND CONTINGENCIES (continued)

Licensing Agreements (continued)

In addition, on the Effective Date, the Company issued NEP or assignees warrants exercisable for the purchase of 1,100 post-split (1,100,000 pre-split) shares of the Company’s common stock at an exercise price equal to $310 post-split ($0.31 pre-split) per share on a for-cash or cashless exercise basis (the “Warrants”) and 70 post-split (70,000 pre-split) shares of the Company’s common stock were issued to Starz.  The Warrants were exercisable by Licensor until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The warrants expired in April 2013.

Mike Sorrentino and MPS Entertainment LLC

On February 9, 2012 (the “Effective Date”), the Company entered into an exclusive, worldwide licensing agreement (the “MPS License Agreement”) with Mike Sorrentino and MPS Entertainment LLC (“MPS”) and Starz Management & PR (“Starz”), which granted the Company the right to use Mike Sorrentino’s (known by the stage name “The Situation”) name and likeness in the development, manufacture, marketing, sale and distribution of social applications and social games (the “Apps”) to be released and offered on the Android, Apple's iOS, Facebook, and Google+ platforms. Pursuant to the MPS License Agreement, the Company will develop a total of four Apps within 18 months of the Effective Date (the “Initial Term”). The Company issued one App in May 2012 and has not released and does not intend to release any additional Apps under the MPS License Agreement.  The MPS License Agreement expired in August 2013.

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

In consideration for the exclusive license granted by Licensor during the Term, the Company issued Licensor warrants exercisable for the purchase of 1,000 post-split (1,000,000 pre-split) shares of the Company’s common stock at an exercise price equal to $230 post-split ($0.23 pre-split) per share (the “Situation Warrants”) and the Company has issued Starz warrants exercisable for the purchase of 100 post-split (100,000 pre-split) shares of the Company’s common stock at an exercise price equal to $230 post-split ($0.23 pre-split) per share (the “Starz Warrants”).  The Situation Warrants are exercisable by Licensor until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The Situation warrants can be exercised as follows: 500 post-split (500,000 pre-split) warrants on the Effective date, and 167 post-split (166,667 pre-split) on the release of the second game, 167 post-split (166,667 pre-split) upon release of the third game and 167 post-split (166,666 pre-split) upon release of the fourth game.  The Starz Warrants shall vest upon the release of each game at 25 post-split (25,000 pre-split) warrants per game.

Consulting Agreement for Public Relations Services

On February 6, 2013, the Company entered into a 5 month consulting agreement for public relations services.  Pursuant to the consulting agreement, the Company shall pay the consultant (a) $1,250 per month and (b) $750 per month payable in the Company’s common stock equal to either the previous months running average of the daily close price or $16.70 post-split ($0.0167 pre-split), whichever is greater. In March 2013, the Company issued 90 post-split (89,820 pre-split) shares of its common stock to such consultant which represents payment for February and March 2013 services. The consulting agreement maybe cancelled in writing by either party with at least 30 days notice. Effective March 31, 2013, the Company cancelled this consulting agreement. The Company has paid its obligation under this consulting agreement.

NOTE 6 – SUBSEQUENT EVENTS

On July 9, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from “Apps Genius Corp” to “FAL Exploration Corp.” (the “Name Change”). The Amendment was effective as of July 9, 2013

On July 22, 2013, the Company received approval from the Financial Industry Regulatory Authority to effectuate a reverse split of 1000 to 1 (the “Reverse Split”) in which each shareholder was issued 1 share of common stock in exchange for 1000 shares of their currently issued common stock.  The Reverse Split became effective as of July 22, 2013.  The Reverse Split had been previously approved and authorized by the Board and majority holders of the Company and, as a result, the issued and outstanding Common Stock shall decrease from 36,739,192 to 36,739.

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

Overview

We were incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp.  On July 9, 2013, we changed our name to FAL Exploration Corp.

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

Plan of Operations

Beginning in January 2013, we changed the focus of our Business Plan to develop and operate a crowdfunding platform.  We currently have two vertical sites which have been released and are in operation.

On April 19, 2012, we acquired the domain name “GetFunded.com” in order to explore potential opportunities in crowdfunding.  “Crowdfunding” describes the collective cooperation, attention, and trust by people who network and pool their resources, usually via the Internet, to support efforts initiated by other people or organizations.  Crowdfunding can occur for a wide variety of purposes, both for-profit and not-for-profit, including mobile app development, disaster relief, citizen journalism, support of artists by fans, political campaigns, startup company funding, movie or software development, and scientific research.  Crowdfunding has experienced a sudden increase in popularity and could become a viable means for start-up companies to raise capital from investors because of the Jumpstart Our Business Startups Act or “JOBS” Act, which was signed into law by President Obama on April 5, 2012.  The JOBS Act eases certain securities regulations, particularly for smaller issuers of securities, and creates an exemption from registration under the Securities Act of 1933 for crowdfunding, subject to certain restrictions and qualifications.  The SEC had until December 31, 2012 to enact a regulatory system for crowdfunding, but this could potentially be extended until a later date. However, the SEC still has not enacted a regulatory system or set up compliance rules and regulations with respect to crowdfunding. We  are unsure when these rules and regulatory system will be set forth by the SEC.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the six months ended June 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the six months ended June 30, 2013 and 2012.

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

Some of the our social games contain a virtual currency or point systems that allow users to increase their game playing levels and gain special privileges.  Users collect points by moving through the levels, buying them or by completing offers from third-party advertisers that convert into points or virtual currency. When a user completes an offer for one of our third-party advertisers, the advertiser pays us a commission.  The commission is recognized as revenue upon completion of the offer and the receipt by us of an electronic confirmation from the advertiser and when collection is reasonably assured.  Virtual currency revenue for the six months ended June 30, 2013 and 2012 was insignificant. For revenues generated through Facebook, Facebook enables payments to the Company through their users. Facebook users can make payments on the Facebook Platform by using credit cards or other payment methods available on its website. The primary process for these transactions is through the purchase of Facebook virtual currency. Facebook users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. When a user engages in a payment transaction utilizing the virtual currency to purchase the Company’s applications or games, Facebook will remit to the Company an amount that is based on the total amount of virtual currency redeemed less the processing fee that Facebook charges the Company for the service performed. At such time as the revenue is earned, the Company records as revenue the net amount of the transaction due to the Company from Facebook.

We recognize revenues from our Crowdfunding platforms when the projects are funded and the funds are dispersed to the participants. We recognize revenues from our Crowdfunding platforms when the projects are funded and the funds are dispersed to the participants. Our revenues consist of commissions and are paid out of proceeds raised on each respective project.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Revenues

For the six months ended June 30, 2013 and 2012, we recognized revenues of $1,042 and $4,974, respectively, a decrease of $3,932 or 79%.  For the three months ended June 30, 2013 and 2012, we recognized revenues of $349 and $1,248, respectively, a decrease of $899 or 72%.  The decrease in revenues was mainly attributable to a decrease in the sale of previously developed applications and advertising revenues and a lack in the development of new games and applications due to a lack of working capital and development activities. In addition, we changed the focus of our business plan to develop and operate a crowdfunding platform.  Our revenues for the three and six months ended June 30, 2013 was mainly attributable to our crowdfunding business. During the remainder of fiscal 2013, we do not plan on further developing any new games or applications.

Operating Expenses

For the three months ended June 30, 2013 and 2012, operating expenses amounted to $62,813 and $506,895 respectively, a decrease of $444,082 or 88%. For the six months ended June 30, 2013 and 2012, operating expenses amounted to $159,650 and $783,143 respectively, a decrease of $623,493or 80%. Changes in operating expenses consisted of the following:

	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012

Licensing fees and expenses	$-	$78,358	$-	$132,944
Research and development	35	69,445	16,368	110,210
Administrative compensation	42,000	40,000	84,000	59,000
Professional fees	17,230	235,823	45,731	374,999
Other selling, general and administrative	3,548	83,269	14,593	110,964
Total	$62,813	$506,895	$160,692	$788,117

*
For the three months ended June 30, 2013 and 2012, license fees and expenses amounted to $0 and $78,358, respectively. For the six months ended June 30, 2013 and 2012, license fees and expenses amounted to $0 and $132,944, respectively. We did not incur license fees and expenses in connection with our social games and mobile applications during the three and six months ended June 30, 2013 as we have changed the focus of our business plan to develop and operate a crowdfunding platform.

*
Research and development expenses consist primarily of salaries and fees paid to third parties for the development of software and applications as well as the development of the “Get Funded.com” website. For the three months ended June 30, 2013, research and development expenses decreased by $69,410 or 100% as compared to the three months ended June 30, 2012.  For the six months ended June 30, 2013, research and development expenses decreased by $93,842 or 85% as compared to the six months ended June 30, 2012.  During the three and six months ended June 30, 2013, we substantially decreased development activities until we generate sufficient revenues from our current portfolio of products or we were able to raise additional working capital funds from debt or equity financing or loans. During the remainder of fiscal 2013, we expect research and development activities to decrease due to limited working capital.

*
For the three months ended June 30, 2013, administrative compensation increased by $2,000 or 5% as compared to the three months ended June 30, 2012.  For the six months ended June 30, 2013, administrative compensation increased by $25,000 or 42% as compared to the six months ended June 30, 2012. The increase is primarily attributable to an increase in wages of our Chief Executive Officer. We expect administrative salaries to increase in 2013 as we increase our operations.

*
For the three months ended June 30, 2013, professional fees decreased by $218,593 or 93% as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, professional fees decreased by $329,268 or 88% as compared to the six months ended June 30, 2012. During the three and six months ended June 30, 2013, the decrease is primarily attributable to a decrease in consulting and investor relations fees. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

*
For the three months ended June 30, 2013, other selling, general and administrative expenses decreased by $79,721 or 96% as compared to the three months ended June 30, 2012.  For the six months ended June 30, 2013, other selling, general and administrative expenses decreased by $96,371 or 87% as compared to the six months ended June 30, 2012.  During the three and six months ended June 30, 2012, we incurred web development expense of approximately $60,350 in connection with our crowdfunding business as compared to $0 for the 2013 period. Additionally, for the three and six months ended June 30, 2013, travel expenses also decreased as compared to the 2012 period.

Other Income

For the three months ended June 30, 2013 and 2012, we recognized other income (expense) of ($4) and $295, respectively. For the six months ended June 30, 2013 and 2012, we recognized other expense of $111 and $277, respectively. The decrease in interest income was attributable to having a lower cash balance with which to earn interest on. Additionally, for the six months ended June 30, 2013 and 2012, we incurred aggregate interest expense of $4 and $560 related to outstanding notes payable and related party notes, respectively, and in the six months ended June 30, 2013 we lost $115.00 in the disposal of furniture.

Net Loss

As a result of the factors described above, our net loss for the three months ended June 30, 2013 and 2012 was $62,468 and $505,352, or a net loss per common share of $1.70 and $15.06 (basic and diluted), respectively. Our net loss for the six months ended June 30, 2013 and 2012 was $159,761 and $783,420, or a net loss per common share of $4.37 and $24.91 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At June 30, 2013, we had a cash balance of $3,272. Since inception we have funded our operations as follows:

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

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and funds received pursuant to the Securities Purchase Agreement, we presently have no other alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations, grow our company, and to develop products as required by our License Agreement and for the development of new Apps, games, and the development of our crowd funding sites. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. We do not anticipate we will be profitable in 2013.  Therefore our future operations is dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern on their audit opinion for the year ended December 31, 2012.

Our liquidity is negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Our estimates use of cash flow forecast within 12 months is outlined below:

Description	Estimated Cost
Selling and marketing expenses	$5,000

Professional fees	65,000
General and administrative	70,000
Total	$140,000

Professional fee - Primarily includes professional fees associated with becoming a public company as summarized as follows:

Amount
Auditing fees	$25,000
Legal fees	30,000
Other professional fees	10,000
Total	$65,000

General and administrative – Over the next 12 months, we estimate that we will incur general and administrative expenses as follows:

Amount
Administrative salaries and benefits	$60,000
Other	10,000
Total	$70,000

Our operating funds are not sufficient, therefore we will have to scale back our operating plans and it will be unlikely that we will be able to pursue our overall business plan without raising additional working capital.

Operating activities

For the six months ended June 30, 2013, net cash flows used in operating activities amounted to $74,444 and was primarily attributable to our net losses of $159,761 offset by the add back of non-cash items such as depreciation expense of $666, loss on disposal of property and equipment of $115 and stock based compensation and fees of $4,683, and changes in operating assets and liabilities of $79,853.

For the six months ended June 30, 2012, net cash used in operations of $435,518 was primarily attributable to our net losses of $783,420 offset by the add back of non-cash items such as depreciation expense of $673 and stock based compensation and fees of $345,007, and changes in operating assets and liabilities of $2,222.

Financing activities

For the six months ended June 30, 2013 and 2012 net cash flows provided by financing activities was $0 and $721,141, respectively. During the six months ended June 30, 2012, we received net proceeds from sale of common stock of $838,150 and proceeds from notes payable of $7,500 offset by the payments of notes payable $118,650 and the payment of insurance premium finance payable of $5,859.

Contractual Obligations

In the normal course of business, we may have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. At June 30, 2013, we did not have any material contractual obligations that would require us to pay cash in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses including a lack of segregation of duties) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.	Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2013, the Company issued 200 post-split (200,000 pre-split) shares of its common stock to two consultants for services rendered in April 2013 and May 2013. The Company valued these common shares at the fair value of $12 post-split ($0.012 pre-split) per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $2,400.

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

FAL EXPLORATION CORP.

Date: August 9, 2013	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer