Form 10-Q
period 2013-09-30
FAL EXPLORATION CORP.
filed 2013-11-13
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There are 31,546,738 shares of common stock, par value $0.001 per share, issued and outstanding as of November 13, 2013.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
FORM 10-Q
September 30, 2013

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

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$47,068	$77,716
Assets of discontinued operations	-	815

Total Current Assets	47,068	78,531

PROPERTY AND EQUIPMENT, net	1,947	3,057

Total Assets	$49,015	$81,588

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$67,043	$43,933
Accounts payable - related party	40,550	9,000
Accrued salaries	42,500	10,000

Total Current Liabilities	150,093	62,933

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares issued or outstanding at September 30, 2013 and December 31, 2012)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized; 31,146,738 and 36,448 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	31,147	37
Additional paid-in capital	2,610,001	2,555,518
Accumulated deficit	(2,742,226)	(2,536,900)

Total Stockholders' (Deficit) Equity	(101,078)	18,655

Total Liabilities and Stockholders' (Deficit) Equity	$49,015	$81,588

See notes to unaudited financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Administrative compensation	30,000	47,000	114,000	106,000
Professional fees	10,567	274,479	56,298	649,478
Other selling, general and administrative	5,119	12,948	19,712	63,562

Total Operating Expenses	45,686	334,427	190,010	819,040

OPERATION LOSS FROM CONTINUING OPERATIONS	(45,686)	(334,427)	(190,010)	(819,040)

OTHER INCOME (EXPENSE):
Interest expense	-	-	(4)	(560)
Interest expense - related party	-	-	-	(79)
Loss on disposal of property and equipment	-	-	(115)	-
Interest income	-	192	8	554

Total Other Income (Expense)	-	192	(111)	(85)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(45,686)	(334,235)	(190,121)	(819,125)

Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(45,686)	(334,235)	(190,121)	(819,125)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of tax	121	(110,927)	(15,205)	(409,457)

NET LOSS	$(45,565)	$(445,162)	$(205,326)	$(1,228,582)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Loss from continuing operations	$(0.01)	$(9.79)	$(0.07)	$(25.31)
Loss from discontinued operations	-	(3.25)	(0.01)	(12.65)
	$(0.01)	$(13.04)	$(0.08)	$(37.96)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	8,197,617	34,157	2,756,933	32,360

See notes to unaudited financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(205,326)	$(1,228,582)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	4,683	652,897
Loss on disposal of property and equipment	115	-
Depreciation	995	1,010
Changes in assets and liabilities:
Assets of discontinued operations	815	50,764
Accounts payable and accrued expenses	23,110	(10,879)
Accrued salaries	52,500	10,000
Accounts payable - related party	31,550	(9,000)
Due to related parties	-	(1,871)

NET CASH USED IN OPERATING ACTIVITIES	(91,558)	(535,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	7,500
Payment of notes payable	-	(108,650)
Payment of notes payable - related party	-	(10,000)
Payment of insurance premium finance payable	-	(5,859)
Proceeds from sale of common stock	60,910	1,000,000
Payment of placement costs and fees	-	(161,850)

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,910	721,141

NET (DECREASE) INCREASE IN CASH	(30,648)	185,480

CASH - beginning of year	77,716	7,728

CASH - end of period	$47,068	$193,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$2,637
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for services charged to prepaid expenses	$-	$396,471
Common stock issued for accounts payable- related party	$-	$12,000
Reclassification of insurance premiums payable and prepaid expenses to other receivable	$-	$3,078
Common stock issued for accrued salaries	$20,000	$-

See notes to unaudited financial statements.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2012	-	$-	36,448	$37	$2,555,518	$(2,536,900)	$18,655

Sale of common stock	-	-	11,110,000	11,110	49,800	-	60,910

Issuance on warrants and options for services	-	-	-	-	783	-	783

Issuance of common stock for services	-	-	20,000,290	20,000	3,900	-	23,900

Net loss, For the nine months ended September 30, 2013	-	-	-	-	-	(205,326)	(205,326)

Balance, September 30, 2013	-	-	31,146,738	31,147	2,610,001	(2,742,226)	(101,078)

See notes to unaudited financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

FAL Exploration Corp. (the “Company”), formerly named Apps Genius Corp., was incorporated in the State of Nevada on December 17, 2009.  On July 9, 2013, the Company changed its name to FAL Exploration Corp. The Company’s business was in the field of creating innovative social games and mobile applications and operated a crowdfunding platform. In September 2013, the Company decided to discontinue its social games and mobile applications and crowdfunding business. Prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation.

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

Effective October 7, 2013 the Company entered into a Securities Purchase Agreement (the “Agreement”) with FAL Minerals LLC (“FAL”). Pursuant to the Agreement, the Company agreed to purchase from FAL newly issued membership interests of FAL representing twenty percent (20%) of the issued and outstanding membership interests of FAL (the “Interests”). The purchase price for the Interests is $100,000 payable in common stock at a per share price of $0.25 or a total issuance of 400,000 shares of the Company’s common stock. Pursuant to the Agreement the Company will receive twenty (20%) percent of the gross proceeds from all royalty payments made to FAL. Such royalty payments are payable quarterly. Following the purchase of Interests, the Company intends to focus its efforts on mineral exploration and has taken a 20% ownership in FAL. As a result of the Company’s ownership interest of 20% of FAL, the Company is considered to be an equity method investor which is accounted for under equity method of accounting. Under ASC 323-10-35 “Investments – Equity Method”, the investment is originally recorded at the price paid to acquire the investment and subsequently adjusted by the Company’s share of FAL’s net income/loss and recorded to the Company’s income statement as Equity in investee’s income/loss.

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

As reflected in the accompanying unaudited financial statements, the Company had a net loss and net cash used in operations of $205,326 and $91,558, respectively, for the nine months ended September 30, 2013 and working capital deficit, stockholder’s deficit and an accumulated deficit of $103,025, $101,078 and $2,742,226, respectively, at September 30, 2013 and historically had minimal revenues all of which have been accounted for in discontinued operations. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2013 and 2012 include the useful life of property and equipment, allowance for doubtful accounts receivable, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company has not experienced any losses in such accounts through September 30, 2013. There were no balances in excess of FDIC insured levels as of September 30, 2013.

Accounts receivable in discontinued operations

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2013 and December 31, 2012, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

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

The carrying amounts  for cash,  accounts payable, and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

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

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.”  Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the nine months ended September 30, 2013 and 2012, the Company did not capitalize any software development costs.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2013 and 2012.

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

Under ASC Topic 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the nine months ended September 30, 2013 and 2012, advertising expense was $570 and $2,140, respectively.

Research and development

Research and development costs which consisted primarily of salaries and fees paid to third parties for the development of software and applications were expensed as incurred and have been included in loss from discontinued operation. For the nine months ended September 30, 2013 and 2012, research and development costs were $16,368 and $155,343, respectively.

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

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	Nine Months Ended September 30,
	2013	2012
Warrants	6,814	8,914
Stock options	525	525
Total	7,339	9,439

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	September 30, 2013	December 31, 2012
Office equipment and furniture	7 Years	$-	$214
Computer equipment	5 Years	6,581	6,581
		6,581	6,795
Less: accumulated depreciation		(4,634)	(3,738)
		$1,947	$3,057

For the nine months ended September 30, 2013 and 2012, depreciation expense amounted to $995 and $1,010, respectively. In March 2013, the Company disposed its office equipment and furniture with a net book value of $115 realizing a loss on disposal of property and equipment of $115.

NOTE 3 – DISCONTINUED OPERATIONS

In September 2013, the Company decided to discontinue its social games and mobile applications and crowdfunding business. The Company intends to focus its efforts on mineral exploration following the purchase of 20% ownership in FAL in October 2013. Certain amounts in the prior periods have been retrospectively reclassified in the Company’s financial statements and related footnotes to conform to this discontinued operations presentation.

The following table reflects results of operations of the Company’s discontinued operations of its social games and mobile applications and crowdfunding business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012
Revenues	$121	$1,499	$1,163	$6,473
Cost of revenues	-	-	-	-

Operating and other non-operating expenses	-	(112,426)	(16,368)	(415,930)
Income (loss) from discontinued operations	$121	$(110,927)	$(15,205)	$(409,457)

The following table reflects assets of discontinued operations

Assets	September 30, 2013	December 31, 2012
Accounts receivable	$-	$815
Assets of discontinued operations	$-	$815

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, the Company owed $40,550 and $9,000, respectively, to a company owned by its chief financial officer for services rendered.

NOTE 5 – STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of September 30, 2013.

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

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be five million (5,000,000) shares; provided, however ,  that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year. As of September 30, 2013, no instruments have been granted under the Plan.

Common stock

On July 22, 2013, the Company received approval from FINRA to effectuate a reverse split of 1000 to 1 in which each shareholder will be issued 1 share of common stock in exchange for 1000 shares of their currently issued common stock, which became effective as of July 22, 2013.  The Reverse Split had been previously approved and authorized by the board of directors and majority holders of the Company. All share and per share values for all periods presented in the accompanying unaudited financial statements are retroactively restated for the effect of the Reverse Split..

In March 2013, the Company issued 90 post-split (89,820 pre-split) shares of its common stock to a consultant for payment of public relations services rendered. The Company valued these common shares at the fair value of $16.70 post-split ($0.0167 pre-split) per common share (see Note 6) based on the quoted trading price of the common stock on the grant date which is the measurement date and recorded stock-based compensation of $1,500 during the nine months ended September 30, 2013.

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

On September 6, 2013, the Company entered into subscription agreements with 15 subscribers to issue a total of 10,910,000 shares of common stock for $10,910 at a price per share of $0.001.

On September 6, 2013, the Company issued 20,000,000 shares of its common stock to the Company’s chief executive officer to settle accrued salary. The Company valued these common shares at the fair value of $0.001 per common share based on the sale of common stock in a private placement at $0.001 per common share. In connection with issuance of these common shares, the Company reduced accrued salary by $20,000 for the nine months ended September 30, 2013.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 5 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

On September 26, 2013, the Company entered into stock purchase agreements with 2 investors for the purchase of 200,000 shares of common stock for $50,000 at a price per share of $0.25.

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

The Company calculated the fair value of the 100 post-split (100,000 pre-split) warrants granted using the Black-Scholes option pricing model and recorded the fair value of $783. In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 3 years. The value of the warrant on the grant date was based upon the following Black-Scholes assumptions; exercise prices of $50 post-split ($0.05 pre-split), actual historical volatility of 123%, expected term of 3 years and discount rate of 0.39%. In connection with these warrants, the Company recorded stock-based consulting expense of $783 during the nine months ended September 30, 2013.

Warrant activities for the nine months ended September 30, 2013 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	8,914	$260.0
Issued	100	50.0
Exercised/forfeited	(2,200)	270.0
Balance at September 30, 2013	6,814	$249.6	3.15	$-
Warrants exercisable at September 30, 2013	6,814	$249.6	3.15	$-

Stock option activities for the nine months ended September 30, 2013 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	525	$140.00
Granted	-	-
Exercised/forfeited	-	-
Balance at September 30, 2013	525	$140.00	3.28	$-
Options exercisable at September 30, 2013	525	$140.00	3.28	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the nine months ended September 30, 2013 was none. As of September 30, 2013, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6 – COMMITMENT AND CONTINGENCIES

Licensing Agreements related to discontinued operations

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

In September 2013, the Company decided to discontinue its social games and mobile applications. Accordingly, transactions under this licensing agreement have been included in discontinued operations.

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

In consideration for the exclusive license granted by Licensor during the Term, the Company issued Licensor warrants exercisable for the purchase of 1,000 post-split (1,000,000 pre-split) shares of the Company’s common stock at an exercise price equal to $230 post-split ($0.23 pre-split) per share (the “Situation Warrants”) and the Company has issued Starz warrants exercisable for the purchase of 100 post-split (100,000 pre-split) shares of the Company’s common stock at an exercise price equal to $230 post-split ($0.23 pre-split) per share (the “Starz Warrants”).  The Situation Warrants are exercisable by Licensor until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The warrants expired in August 2013.

In September 2013, the Company decided to discontinue its social games and mobile applications. Accordingly, transactions under the MPS License Agreement have been included in discontinued operations.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6 – COMMITMENT AND CONTINGENCIES (continued)

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

NOTE 7 – SUBSEQUENT EVENTS

Effective October 7, 2013 the Company entered into a Securities Purchase Agreement with FAL Minerals LLC (see Note 1). Pursuant to the Agreement the Company agreed to purchase from FAL newly issued membership interests of FAL representing twenty percent (20%) of the issued and outstanding membership interests of FAL. The purchase price for the Interests is $100,000 payable in common stock at a per share price of $0.25 or a total issuance of 400,000 shares. On October 7, 2013, the Company issued 400,000 shares of common stock to FAL in exchange for a 20% interest in FAL (see Note 1).

On November 13, 2013 the Company entered into a Real Estate Purchase and Sale Agreement (hereinafter referred to as “Contract”)  for the purchase and sale for 220 acres of land in Clay County, Alabama.  The terms of the Contract provide for a 10 day inspection period, and a closing of title 10 days after the Company completes its inspections.  Pursuant to the Contract, the Purchase Price will be $400,000 and payable as follows:  At Closing, the Company agrees to issue, on a pro rata basis to each (5) Sellers in proportion to their percentage ownership in the Property, a total of 800,000 shares of stock of the Company, based on a price of $0.25 per share. In addition, at Closing, the Company will execute a promissory note (the “Note”) in the principal amount of $200,000, payable to each Seller in proportion to each Sellers’ ownership interest in the Property, bearing interest at the lowest imputed rate, with no payments of principal or interest due or payable until the thirty-sixth month after Closing (the “Maturity Date”).  On the Maturity Date, the Company shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue stock in the Company to each Seller in proportion to its ownership interest in the Property, in an aggregate amount equal to the principal and interest outstanding on the Maturity Date.  The value of the stock and the determination of the number of shares to be issued to satisfy (ii) above shall be the then market price on the Maturity Date, discounted by ten percent (10%).  The Company may prepay the Note in whole or in part at any time prior to the Maturity Date.

The State of Alabama had last issued a permit to mine Gold, Graphite and Mica on the Property which expired on July 17, 2013.  The Company plans to reapply for a new permit to explore the property, and intends to utilize it as the main production plant assuming the Brown Mine or other mines in close proximity to the Property whereby the Company currently owns a 20% interest in the Brown mining rights, proves to be commercially viable and/or may seek to monetize the graphite which is contained on the 220 acres should that prove to be commercially viable.

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

Overview

We were incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp.  On July 9, 2013, we changed our name to FAL Exploration Corp.

Initially, we had developed, marketed, published and distributed social games and software applications that consumers could use on a variety of platforms. Included were such platforms as social networks, wireless devices such as cellular phones and smart phones including the Apple iPhone™ and standalone websites. We released several applications including ‘Bruisers’, a game application for Facebook, ‘My Mad Millions’, a game application for Facebook™, Drama Llama, an application for Facebook™, ‘Slap a Friend’, a game application for the Apple Iphone™, Bed Bug Alert, a utility application for Apple Iphone™ and Crazy Dream Application for Facebook™, Snookify Me! application for Iphone and Android, and Snooki’s Match Game Application for Facebook amongst other games and apps. Beginning in January 2013, we had changed the focus of our Business Plan to develop and operate a crowdfunding platform.  In September 2013, we decided to discontinue the social games and mobile applications and crowdfunding business. We intend to focus our efforts on mineral exploration following the purchase of 20% ownership in FAL Minerals LLC in October 2013.

Plan of Operations

Effective October 7, 2013, we entered into a Securities Purchase Agreement with FAL Minerals LLC. Pursuant to the Agreement we agreed to purchase from FAL newly issued membership interests of FAL representing twenty percent (20%) of the issued and outstanding membership interests of FAL. The purchase price for the Interests is $100,000 payable in common stock at a per share price of $0.25 or a total issuance of 400,000 shares. On October 7, 2013, we issued 400,000 shares of common stock to FAL in exchange for a 20% interest in FAL.

We intend to acquire minority and majority interest in natural resource properties located throughout the United States. Our initial project is a twenty percent interest in an open pit mine located in Clay County Alabama also known as the Brown Mine. Initial test results have shown gold bearing materials. We intend to explore the property to determine the commercial viability of the project. Historically, graphite and gold have been mined in the area. The property which is over two hundred and twenty acres contains graphite and some surface gold. We plan to explore the property and either may utilize it as the main production plant should the Brown Mine prove to be commercially viable or seek to monetize the graphite, should it prove to be commercially viable.

Limited Operating History

We have generated a limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended September 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the nine months ended September 30, 2013 and 2012.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Revenues

We have not generated revenues to date in connection with our current mineral exploration business.

Operating Expenses

For the three months ended September 30, 2013 and 2012, operating expenses amounted to $45,686 and $334,427, respectively, a decrease of $288,741 or 86%. For the nine months ended September 30, 2013 and 2012, operating expenses amounted to $190,010 and $819,040 respectively, a decrease of $629,030 or 77%. Changes in operating expenses consisted of the following:

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012

Administrative compensation	$30,000	$47,000	$114,000	$106,000
Professional fees	10,567	274,479	56,298	649,478
Other selling, general and administrative	5,119	12,948	19,712	63,562
Total	$45,686	$334,427	$190,010	$819,040

*
For the three months ended September 30, 2013, administrative compensation decreased by $17,000 or 36% as compared to the three months ended September 30, 2012.  For the nine months ended September 30, 2013, administrative compensation increased by $8,000 or 8% as compared to the nine months ended September 30, 2012. The increase during the nine month period is primarily attributable to an increase in wages of our Chief Executive Officer. We expect administrative salaries to increase in 2013 as we increase our operations.

*
For the three months ended September 30, 2013, professional fees decreased by $263,912 or 96% as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, professional fees decreased by $593,180 or 91% as compared to the nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, the decrease is primarily attributable to a decrease in consulting and investor relations fees. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

*
For the three months ended September 30, 2013, other selling, general and administrative expenses decreased by $7,829 or 60% as compared to the three months ended September 30, 2012.  For the nine months ended September 30, 2013, other selling, general and administrative expenses decreased by $43,850 or 69% as compared to the nine months ended September 30, 2012.

Other Income

For the three months ended September 30, 2013 and 2012, we recognized other income (expense) of $0 and $192, respectively. For the nine months ended September 30, 2013 and 2012, we recognized other expense of $111 and $85, respectively. The decrease in interest income was attributable to having a lower cash balance with which to earn interest on. Additionally, for the nine months ended September 30, 2013 and 2012, we incurred aggregate interest expense of $4 and $639 related to outstanding notes payable and related party notes, respectively, and in the nine months ended September 30, 2013 we lost $115 in the disposal of furniture.

Discontinued Operations

The following table indicates selected financial data of the Company’s discontinued operations of its social games and mobile applications and crowdfunding business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012
Revenues	$121	$1,499	$1,163	$6,473
Cost of revenues	-	-	-	-
Operating and other non-operating expenses	-	(112,426)	(16,368)	(415,930)
Income (loss) from discontinued operations	$121	$(110,927)	$(15,205)	$(409,457)

Net Loss

As a result of the factors described above, our net loss for the three months ended September 30, 2013 and 2012 was $45,565 and $445,162, or a net loss per common share of $0.01 and $13.04 (basic and diluted), respectively. Our net loss for the nine months ended September 30, 2013 and 2012 was $205,326 and $1,228,582, or a net loss per common share of $0.08 and $37.96 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock. Our primary uses of cash have been for salaries and fees paid to third parties for professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current mineral explorations business,

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

Our net revenues are not sufficient to fund our operating expenses.  At September 30, 2013, we had a cash balance of $47,068. We have been funding our operations through the sale of our common stock for operating capital purposes. We received net proceeds from the sale of our common stock of $60,910 during the nine months ended September 30, 2013.

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and funds received pursuant to the Securities Purchase Agreement, we presently have no other alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. We do not anticipate we will be profitable in 2013.  Therefore our future operation is dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations.

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

Our use of cash flow forecast within 12 months is estimated  below:

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

Operating activities

For the nine months ended September 30, 2013, net cash flows used in operating activities amounted to $91,558 and was primarily attributable to our net losses of $205,326 offset by the add back of non-cash items such as depreciation expense of $995, loss on disposal of property and equipment of $115 and stock based compensation and fees of $4,683, and changes in operating assets and liabilities of $107,975.

For the nine months ended September 30, 2012, net cash used in operations of $535,661 was primarily attributable to our net losses of $1,228,582 offset by the add back of non-cash items such as depreciation expense of $1,010 and stock based compensation and fees of $652,897, and changes in operating assets and liabilities of $39,014.

Financing activities

For the nine months ended September 30, 2013 and 2012 net cash flows provided by financing activities was $60,910 and $721,141, respectively. During the nine months ended September 30, 2013, we received net proceeds from sale of common stock of $60,910. During the nine months ended September 30, 2012, we received net proceeds from sale of common stock of $838,150 and proceeds from notes payable of $7,500 offset by the payments of notes payable $118,650 and the payment of insurance premium finance payable of $5,859.

Contractual Obligations

In the normal course of business, we may have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. At September 30, 2013, we did not have any material contractual obligations that would require us to pay cash in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses including a lack of segregation of duties) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A. Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 6, 2013, the Company entered into subscription agreements with 15 subscribers to issue a total of 10,910,000 shares of common stock for $10,910 at a price per share of $0.001.

On September 6, 2013, the Company issued 20,000,000 shares of its common stock to the Company’s chief executive officer for accrued salary. The Company valued these common shares at the fair value of $0.001 per common share based on the sale of common stock in a private placement at $0.001 per common share. In connection with issuance of these common shares, the Company reduced accrued salary  in the amount of $20,000 for the nine months ended September 30, 2013.

These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that Act.  Each person to whom the shares were issued was an accredited investor and acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bears an investment legend.  No brokerage fees were paid in connection with any of these stock issuances.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer

32.1**	Section 1350 certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAL EXPLORATION CORP.

Date: November 13, 2013	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer