Form 10-K
period 2013-12-31
FAL EXPLORATION CORP.
filed 2014-04-11
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170715

FAL EXPLORATION CORP.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as of June 30, 2013 was approximately $296,000.

As of April 8, 2014 the registrant had 32,346,758 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

FAL EXPLORATION CORP
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

Overview

We were incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp.  On July 9, 2013, we changed our name to FAL Exploration Corp.

Initially, we had developed, marketed, published and distributed social games and software applications that consumers could use on a variety of platforms. Included were such platforms as social networks, wireless devices such as cellular phones and smart phones including the Apple iPhone™ and standalone websites. We released several applications including ‘Bruisers’, a game application for Facebook, ‘My Mad Millions’, a game application for Facebook™, Drama Llama, an application for Facebook™, ‘Slap a Friend’, a game application for the Apple Iphone™, Bed Bug Alert, a utility application for Apple iPhone™ and Crazy Dream Application for Facebook™, Snookify Me! application for Iphone and Android, and Snooki’s Match Game Application for Facebook amongst other games and apps. Beginning in January 2013, we had changed the focus of our Business Plan to develop and operate a crowdfunding platform.  In September 2013, we decided to discontinue the social games and mobile applications and crowdfunding business. We intend to focus our efforts on mineral exploration following the purchase of 19.6% ownership in FAL Minerals LLC in October 2013.

Plan of Operations

Effective October 7, 2013, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with FAL Minerals LLC (“FAL Minerals”). Pursuant to the Agreement we agreed to purchase from FAL Minerals newly issued membership interests of FAL Minerals representing 20% of the issued and outstanding membership interests of FAL Minerals. The purchase price for the interests is $100,000 payable in common stock at a per share price of $0.25 or a total issuance of 400,000 shares. On October 7, 2013, we issued 400,000 shares of common stock to FAL Minerals in connection with this Agreement.  On October 9, 2013 we and the other members of FAL Minerals agreed to assign a 2% interest on a pro-rata basis to a third party for legal fees owed by FAL Minerals.  Accordingly, our interest in FAL Minerals decreased to 19.6%.

We intend to acquire minority and majority interests in natural resource properties located throughout the United States. Our initial project is our interest in an open pit mine located in Clay County Alabama also known as the Brown Mine. Initial test results have shown gold bearing materials. We intend to explore the property to determine the commercial viability of the project. Historically, graphite and gold have been mined in the area. The property which is over two hundred and twenty acres contains graphite and some surface gold. We plan to explore the property and either may utilize it as the main production plant should the Brown Mine prove to be commercially viable or seek to monetize the graphite, should it prove to be commercially viable.

On February 13, 2014, the Company closed the transaction contemplated by the Real Estate Purchase and Sale Agreement dated in November 2013 and as consideration issued a promissory note amounting to $200,000 to certain sellers and must issue 800,000 of our common shares. One of the sellers is our majority stockholder. The note shall bear interest at the “applicable federal rate” for demand loans as defined in Section 7872(f)(2) of the Internal Revenue Code of 1986, as amended from the date of this note, until paid, with no payments of principal or interest due or payable until the 36 month after closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue our common stock to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). We may prepay the note in whole or in part at any time prior to the Maturity Date.

We intend to issue the 800,000 shares of common stock as consideration in April 2014 pursuant to the Real Estate Purchase and Sale Agreement.

Additionally on February 13, 2014, we executed a Mortgage and Security Agreement with the Seller whereby we hereby grant and convey to the sellers a present, absolute, unconditional and continuing security interest in, all of the land, real estate, leasehold, buildings, improvements, fixtures, furniture and personal property situated in the purchased real estate properties as defined in such Mortgage and Security Agreement. The indebtedness under the Mortgage and Security Agreement will be evidenced by the promissory note amounting to $200,000 issued to the sellers as discussed above. The title deed to the real estate properties were recorded in the State of Alabama, Clay County on March 13, 2014.

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

Employees

As of April 1, 2014, we had two (2) part-time employees consisting of our Chief Executive Officer and Chief Financial Officer. Each employee spends approximately 20 hours per week on Company matters.

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

Our common stock is quoted on the OTCQB under the ticker symbol “APGS.” An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The high and low bid prices for trading of our stock for each of the quarters during 2013 and 2012 was as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013:
High	$41.50	$13.60	$7.00	$3.50
Low	$3.80	$3.80	$2.80	$2.10

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012:
High	$0.38	$0.1291	$0.03	$0.04
Low	$0.093	$0.026	$0.0115	$0.01

Holders of Capital Stock

As of April 8, 2014 there were approximately 43 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Stock Option Grants

On September 23, 2010, the Company’s board of directors adopted, and the Company’s stockholders approved the Apps Genius Corp Equity Incentive Plan (the “Plan”), which covers 5,000,000 shares of common stock.  The purpose of the Plan is to advance the interests of the Company by enhancing the ability of the Company to (i) attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries; (ii) reward such persons for such contributions; and (iii) encourage such persons or entities to take into account the long-term interest of the Company through ownership of shares of the Company’s common stock, par value $0.0001 per share. The Plan became effective on September 23, 2010 and will terminate on September 23, 2020.

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be five million (5,000,000) shares; provided, however,that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year.

As of December 31, 2013, no instruments have been granted or issued under the Plan.

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

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2013, and December 31, 2012. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Forward-Looking Statements.”

Overview

We were incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp.  On July 9, 2013, we changed our name to FAL Exploration Corp.

Initially, we had developed, marketed, published and distributed social games and software applications that consumers could use on a variety of platforms. Included were such platforms as social networks, wireless devices such as cellular phones and smart phones including the Apple iPhone™ and standalone websites. We released several applications including ‘Bruisers’, a game application for Facebook, ‘My Mad Millions’, a game application for Facebook™, Drama Llama, an application for Facebook™, ‘Slap a Friend’, a game application for the Apple Iphone™, Bed Bug Alert, a utility application for Apple Iphone™ and Crazy Dream Application for Facebook™, Snookify Me! application for Iphone and Android, and Snooki’s Match Game Application for Facebook amongst other games and apps. Beginning in January 2013, we had changed the focus of our Business Plan to develop and operate a crowdfunding platform.  In September 2013, we decided to discontinue its social games and mobile applications and crowdfunding business. We intend to focus our efforts on mineral exploration following the purchase of 19.6% ownership in FAL Minerals LLC in October 2013.

We intend to acquire minority and majority interest in natural resource properties located throughout the United States. Our initial project is our interest in an open pit mine located in Clay County Alabama also known as the Brown Mine. Initial test results have shown gold bearing materials. We intend to explore the property to determine the commercial viability of the project. Historically, graphite and gold have been mined in the area. The property which is over two hundred and twenty acres contains graphite and some surface gold. We plan to explore the property and either may utilize it as the main production plant should the Brown Mine prove to be commercially viable or seek to monetize the graphite, should it prove to be commercially viable.

Limited Operating History

We have generated a limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the Years Ended December 31, 2013 and 2012

Revenues

We have not generated revenues to date in connection with our current mineral exploration business.

Operating Expenses

For the year ended December 31, 2013 and 2012, operating expenses amounted to $336,141 and $965,543 respectively, a decrease of $629,402 or 65.2%. Changes in operating expenses consisted of the following:

	Year ended December 31,
	2013	2012
Administrative compensation	$144,000	$150,000
Professional fees	66,780	724,036
Impairment Expense	100,000	-
Other selling, general and administrative	25,361	91,507

	$336,141	$965,543

●
For the year ended December 31, 2013 and 2012, administrative compensation amounted to $144,000 and $150,000 respectively, decreased by $6,000 or 4%.  The decrease during the year ended December 31, 2013 is primarily attributable to a decrease in wages of our Chief Executive Officer. We expect administrative salaries to increase in 2014 as we increase our operations.

●
For the year ended December 31, 2013 and 2012, professional fees amounted to $66,780 and $724,036 respectively, a decrease of $657,256 or 90.78%.  The decrease is primarily attributable to a decrease in consulting and investor relations fees. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●
For the year ended December 31, 2013 and 2012, other selling, general and administrative s amounted to $25,361 and $91,507 respectively, a decrease of $66,146 or 72.3%.   For the year ended December 31, 2013, travel expenses decreased as compared to the 2012 period due to cost cutting measures.

Other Income

For the years ended December 31, 2013 and 2012, we recognized other income (expense) of $4 and $(2), respectively. For the years ended December 31, 2013 and 2012, we recognized interest income of $8 and $637, respectively. The decrease in interest income was attributable to having a lower cash balance with which to earn interest on. Additionally, for the year ended December 31, 2013 and 2012, we incurred aggregate interest expense of $4 and $639 related to outstanding notes payable and related party notes, respectively.

Discontinued Operations

The following table indicates selected financial data of the Company’s discontinued operations of its social games and mobile applications and crowdfunding business.

	For the years ended December 31,
	2013	2012
Revenues	$1,299	$7,350
Cost of revenues	-	-
Gross profit	-	-
Operating and other non-operating expenses	(16,368)	(657,041)
Loss from discontinued operations	$15,069	$(649,691)

Net Loss

As a result of the factors described above, our net loss for the years ended December 31, 2013 and 2012 was $351,206 and $1,615,236,  or a net loss per common share of $0.03 and $48.61 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At December 31, 2013, we had a cash balance of $3,760. We have been funding our operations through the sale of our common stock for operating capital purposes. We received net proceeds from the sale of our common stock of $60,910 during the year ended December 31, 2013.

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and funds received pursuant to the Securities Purchase Agreement, we presently have no other alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. We do not anticipate we will be profitable in 2014.  Therefore our future operation is dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern on their audit opinion for the year ended December 31, 2013.

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

Operating activities

For the year ended December 31, 2013, net cash flows used in operating activities amounted to $134,866 and was primarily attributable to our net losses of $351,206 offset by the add back of non-cash items such as depreciation expense of $1,324, loss on disposal of property and equipment of $115, impairment expense of $100,000 and stock based compensation and fees of $4,683, and changes in operating assets and liabilities of $110,218.

For the year ended December 31, 2012, net cash used in operations of $651,153 was primarily attributable to our net losses of $1,615,236 offset by the add back of non-cash items such as depreciation expense of $1,346 and stock based compensation and fees of $874,396, and changes in operating assets and liabilities of $88,341.

Financing activities

For the year ended December 31, 2013 and 2012 net cash flows provided by financing activities was $60,910 and $721,141, respectively. During the year ended December 31, 2013, we received net proceeds from sale of common stock of $60,910.  During the year ended December 31, 2012, we received net proceeds from sale of common stock of $838,150 and proceeds from notes payable of $7,500 offset by the payments of notes payable $118,650 and the payment of insurance premium finance payable of $5,859.

Contractual Obligations

In the normal course of business, we may have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. At December 31, 2013, we did not have any material contractual obligations that would require us to pay cash in future periods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended December 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
FINANCIAL STATEMENTS
December 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
FAL Exploration Corp.

We have audited the accompanying balance sheets of FAL Exploration Corp. (formerly Apps Genius Corp.) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAL Exploration Corp. (formerly Apps Genius Corp.)as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $351,206 and $134,866, respectively, in 2013, had a working capital deficit, a stockholders’ deficit and accumulated deficit of $148,576, $146,958 and $2,888,106 respectively at December 31, 2013 and has minimal revenues all of which are from discontinued operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 11, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$3,760	$77,716
Prepaid expenses	2,000	-
Assets of discontinued operations	-	815

Total Current Assets	5,760	78,531

PROPERTY AND EQUIPMENT, net	1,618	3,057

Total Assets	$7,378	$81,588

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$63,286	$43,933
Accounts payable - related party	48,550	9,000
Accrued salaries - related party	42,500	10,000

Total Current Liabilities	154,336	62,933

Commitment and Contingencies (Note 7)

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares issued or outstanding at December 31, 2013 and 2012)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized; 31,546,738 and 36,448 shares issued and outstanding at December 31, 2013 and 2012, respectively)	31,547	37
Additional paid-in capital	2,709,601	2,555,518
Accumulated deficit	(2,888,106)	(2,536,900)

Total Stockholders' (Deficit) Equity	(146,958)	18,655

Total Liabilities and Stockholders' (Deficit) Equity	$7,378	$81,588

See notes to financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012

REVENUES	$-	$-

OPERATING EXPENSES:
Administrative compensation	144,000	150,000
Professional fees	66,780	724,036
Impairment expense	100,000	-
Other selling, general and administrative	25,361	91,507

Total Operating Expenses	336,141	965,543

OPERATION LOSS FROM CONTINUING OPERATIONS	(336,141)	(965,543)

OTHER INCOME (EXPENSE):
Interest expense	(4)	(560)
Interest expense - related party	-	(79)
Interest income	8	637

Total Other Income (Expense)	4	(2)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(336,137)	(965,545)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(336,137)	(965,545)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(15,069)	(649,691)

NET LOSS	$(351,206)	$(1,615,236)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Loss from continuing operations	$(0.03)	$(29.06)
Loss from discontinued operations	(0.002)	(19.55)
	$(0.03)	$(48.61)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	10,005,871	33,229

See notes to financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2011	-	$-	26,521	$27	$1,248,407	$(921,664)	$326,770

Sale of common stock, net of offering costs	-	-	5,714	6	830,644	-	830,650

Issuance of common stock for services	-	-	3,867	4	187,996	-	188,000

Issuance on warrants and options for services	-	-	-	-	104,672	-	104,672

Issuance of warrants pursuant to license agreement	-	-	-	-	183,799	-	183,799

Issuance of common shares in connection with ratchet	-	-	346	-	-	-	-

Net loss, 2012	-	-	-	-	-	(1,615,236)	(1,615,236)

Balance, December 31, 2012	-	$-	36,448	$37	$2,555,518	$(2,536,900)	$18,655

Sale of common stock	-	-	11,110,000	11,110	49,800	-	60,910

Issuance on warrants and options for services	-	-	-	-	783	-	783

Issuance of common stock for services	-	-	20,000,290	20,000	3,900	-	23,900

Issuance of common stock for the purchase of membership interest	-	-	400,000	400	99,600	-	100,000

Net loss, 2013	-	-	-	-	-	(351,206)	(351,206)

Balance, December 31, 2013	-	$-	31,546,738	$31,547	$2,709,601	$(2,888,106)	$(146,958)

See notes to financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(351,206)	$(1,615,236)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	4,683	874,396
Loss on disposal of property and equipment	115	-
Impairment expense	100,000	-
Depreciation	1,324	1,346
Changes in assets and liabilities:
Prepaid expenses	(2,000)	-
Assets of discontinued operations	815	84,372
Accounts payable and accrued expenses	19,353	(4,160)
Accrued salaries	52,500	10,000
Accounts payable - related party	39,550	-
Due to related parties	-	(1,871)

NET CASH USED IN OPERATING ACTIVITIES	(134,866)	(651,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	7,500
Payment of notes payable	-	(108,650)
Payment of notes payable - related party	-	(10,000)
Payment of insurance premium finance payable	-	(5,859)
Proceeds from sale of common stock	60,910	1,000,000
Payment of placement costs and fees	-	(161,850)

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,910	721,141

NET (DECREASE) INCREASE IN CASH	(73,956)	69,988

CASH - beginning of year	77,716	7,728

CASH - end of year	$3,760	$77,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$2,637
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for services charged to prepaid expenses	$-	$396,471
Charge of deferred financing cost to additional paid-in-capital	$-	$7,500
Common stock issued for accounts payable- related party	$-	$12,000
Reclassification of insurance premiums payable and prepaid expenses to other receivable	$-	$3,078
Common stock issued for accrued salaries	$20,000	$-
Common stock issued for the purchase of membership interest	$100,000	$-

See notes to financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

FAL Exploration Corp. (the “Company”), formerly Apps Genius Corp., was incorporated in the State of Nevada on December 17, 2009.  On July 9, 2013, the Company changed its name to FAL Exploration Corp. The Company’s business was in the field of creating innovative social games and mobile applications and operated a crowdfunding platform. In September 2013, the Company decided to discontinue its social games and mobile applications and crowdfunding business. Prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation.

On July 22, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate a reverse split of 1000 to 1 (the “Reverse Split”) in which each shareholder will be issued 1 share of common stock in exchange for 1000 shares of their currently issued common stock, which became effective as of July 22, 2013.  The Reverse Split had been previously approved and authorized by the board of directors and majority holders of the Company. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the Reverse Split.

Effective October 7, 2013, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with FAL Minerals LLC (“FAL Minerals”). Pursuant to the Agreement the Company agreed to purchase from FAL Minerals newly issued membership interests of FAL Minerals representing 20% of the issued and outstanding membership interests of FAL Minerals. The purchase price for the interests is $100,000 payable in common stock at a per share price of $0.25 or a total issuance of 400,000 shares (see Note 6). On October 7, 2013, the Company issued 400,000 shares of common stock to FAL Minerals in connection with this Agreement.  On October 9, 2013 the Company and the other members of FAL Minerals agreed to assign a 2% interest on a pro-rata basis to a third party for legal fees owed by FAL Minerals.  Accordingly, the Company’s interest in FAL Minerals decreased to 19.6%. Pursuant to the Agreement the Company will receive 19.6% percent of the gross proceeds from all royalty payments made to FAL Minerals. Such royalty payments are payable quarterly. Following the purchase of interests, the Company intends to focus its efforts on mineral exploration and has taken a 19.6% ownership in FAL Minerals. The Company’s ownership interest of 19.6% in FAL Minerals is accounted for as a cost method investment. Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are generally accounted for using the cost method of accounting in accordance with ASC 325-10,  “Investments—Other”.

Basis of presentation and going concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $351,206 and $134,866, respectively, for the year ended December 31, 2013 and had a working capital deficit, shareholders deficit and accumulated deficit of $148,576, $146,958 and $2,888,106, respectively at December 31, 2013 and historically had minimal revenues all of which have been accounted for in discontinued operations. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2013 and 2012 period include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets and cost method investments, valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company has not experienced any losses in such accounts through December 31, 2013. There were no balances in excess of FDIC insured levels as of December 31, 2013.

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

Prepaid expenses

Prepaid expenses consist primarily of prepayments for legal services which are being amortized over the terms of their respective agreements.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.”  Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the years ended December 31, 2013 and 2012, the Company did not capitalize any software development costs.

Investment – cost method

The Company owns non-controlling equity interests in FAL Minerals. The Company used the cost method to account for investments in which the Company owns less than 20% and do not have significant influence over the underlying investees. Cost method investments are initially recorded at cost and income is generally recorded when distributions are received. Cost method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment loss in connection with its cost method investment of $100,000 for the year ended December 31, 2013.

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

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the years ended December 31, 2013 and 2012, advertising expense was $570 and $3,517, respectively which is included in other selling, general and administrative expenses.

Research and development

Research and development costs which consisted primarily of salaries and fees paid to third parties for the development of software and applications were expensed as incurred and have been included in loss from discontinued operation. For the years ended December 31, 2013 and 2012, research and development costs were $16,368 and $198,705, respectively.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2013 and 2012, property and equipment consist of the following:

	Useful Life	2013	2012
Office equipment and furniture	7 Years	$-	$214
Computer equipment	5 Years	6,581	6,581
		6,581	6,795
Less: accumulated depreciation		(4,963)	(3,738)

Total		$1,618	$3,057

For the years ended December 31, 2013 and 2012, depreciation expense amounted to $1,324 and $1,346, respectively.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 3 – DISCONTINUED OPERATIONS

In September 2013, the Company decided to discontinue its social games and mobile applications and crowdfunding business. The Company intends to focus its efforts on mineral exploration following the purchase of 19.6% ownership in FAL Minerals in October 2013. Certain amounts in the prior periods have been retrospectively reclassified in the Company’s financial statements and related footnotes to conform to this discontinued operations presentation.

The following table reflects results of operations of the Company’s discontinued operations of its social games and mobile applications and crowdfunding business.

	For the years ended December 31,
	2013	2012
Revenues	$1,299	$7,350
Cost of revenues	-	-

Operating and other non-operating expenses	(16,368)	(657,041)
Loss from discontinued operations	$(15,069)	$(649,691)

The following table reflects assets of discontinued operations

Assets	December 31, 2013	December 31, 2012
Accounts receivable	$-	$815
Assets of discontinued operations	$-	$815

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2013 and December 31, 2012, the Company owed $48,550 and $9,000, respectively, to a company owned by its chief financial officer for services rendered and owed $42,500 and $10,000, respectively, to the Company’s Chief Executive officer for accrued compensation.

In November 2013, the Company entered into a Real Estate Purchase and Sale Agreement with certain sellers (see Note 7). One of the sellers is a majority stockholder of the Company.  Pursuant to the Agreement, the Seller desires to sell real estate properties they owned located in Clay County, Alabama and the Company desires to purchase the real estate properties for a purchase price of $400,000.  (see Note 9)

NOTE 5 – NOTES PAYABLE

On January 3, 2012, the Company entered into two note agreements with two individuals in the aggregate amount of $7,500. These notes were secured, bear interest at 6.0% and were due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. In February 2012, the notes and all accrued interest were repaid. At December 31, 2013 and 2012, aggregate principal due under the above notes amounted to $0 and interest amounts due under the loans amounted to $0 and $525, respectively. The weighted average interest rate on the Company’s short-term obligations was 6%.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock

The Company authorized 20,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of December 31, 2013.

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

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be five million (5,000,000) shares; provided, however ,  that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year. As of December 31, 2013, no instruments have been granted under the Plan.

Common stock

On July 22, 2013, the Company received approval from FINRA to effectuate a reverse split of 1000 to 1 in which each shareholder was issued 1 share of common stock in exchange for 1000 shares of their currently issued common stock, which became effective as of July 22, 2013.  The Reverse Split had been previously approved and authorized by the board of directors and majority holders of the Company. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the Reverse Split.

On February 9, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) relating to the sale and issuance by the Company to the Investors of an aggregate of 5,714 units, each unit consisting of (i) one share of common stock, par value $0.001 per share (“Common Stock”), of the Company, and (ii) a five-year warrant to purchase one share of Common Stock at an exercise price of $250 per share (each, a “Warrant,” and collectively, the “Warrants”).  Each unit was sold at a price of $175. Pursuant to the Securities Purchase Agreement, on February 14, 2012 (the closing date), the Company issued 5,714 shares of common stock and issued 5,714 Warrants for net proceeds to the Company of $830,650 from the sale of the units, after deducting the placement agent’s fees and expenses of $90,000, legal fees of $75,000 and other offering expenses of $4,350. The Company conducted the Offering pursuant to a registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 9, 2012.

Pursuant to existing anti-dilution price protection rights for a certain investor who purchased the Company’s common shares in an April 2010 offering, the Company issued 346 shares of its common stock in April 2012.

On February 27, 2012, ,the Company issued 163 shares of its common stock to the Company’s Chief Financial Officer for services rendered and for accounts payable of $12,000 that was outstanding at December 31, 2011.  The Company valued these common shares at the fair value of $110 per share based on the quoted trading price of the common stock on the grant date which is the measurement date.  In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000 and reduced accounts payable by $12,000 for the year ended December 31, 2012.

On April 10, 2012, the Company entered into a one-year consulting agreement for business development services.  In connection with the agreement, the Company issued 1,000 shares of its common stock.  The Company valued these common shares at the fair value of $108 per common share or $108,000 based on the quoted trading price of the common stock on the grant date which is the measurement date and was being amortized over the one year service period. Additionally, the Company issued 500 warrants for the purchase of 500 shares of the Company’s common stock at an exercise price equal to $250 per share exercisable for a two year period. The Company calculated the $35,581 fair value of the 500 warrants granted using the Black-Scholes option pricing model and using actual historical volatility of 168.7%, risk free interest rate of 0.28% and was being amortized over the one year service period. During the third quarter of 2012, the contract was verbally terminated and any remaining prepaid amounts were written off. Accordingly, in connection with this agreement, for the year ended December 31, 2012, the Company recorded professional fees of $143,581.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

On June 11, 2012, the Company issued 75 shares of its common stock to the Company’s chief financial officer for services rendered. The Company valued these common shares at the fair value of $80 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000 for the year ended December 31, 2012.

On August 24, 2012, the Company entered into a four month consulting agreement for business development services This agreement was for a fixed term of four months (the “Initial Term”) commencing on August 24, 2012 and continued through December 23, 2012, and, provided that, if the Company is funded or purchased (or has entered into a memorandum of understanding, letter of intent or similar document) (a “Transaction”) by another company during the Initial Term whereby the consultant’s services made a direct contribution to such Transaction, the Initial Term shall automatically be renewed for an additional eight (8) months (the “Additional Term” and together with the Initial Term, the “Consulting Period”). If the Company enters into a Transaction during the Initial Term without any direct contribution by the Consultant’s Services, this Agreement will not be automatically renewed for an Additional Term. As consideration for consultant’s performance of the services, the Company shall pay Consultant 2,000 shares of the Company’s common stock in equal monthly installments during the Initial Term of 500 shares per month. If this agreement is extended for the Additional Term, then the Company shall issue an additional 4,000 shares of the Company’s common stock to the consultant. The 500 shares of Company’s common stock for each month of Service during the Initial Term shall be issued to and earned by the Consultant on or before the fifth (5th) calendar day of each month. The first payment date shall be on or before September 5, 2012 and each month thereafter, with the last payment date of the Initial Term shall be on December 5, 2012. In the event that this Agreement is extended to include the Additional Term, the 4,000 shares of the Company’s common stock shall be awarded to the consultant in a lump sum either (a) by January 5, 2013 or (b) within 5 business days of the date on which the Company is funded or purchased by another Company, whichever is feasible. In connection with the agreement, the Company issued 500 shares of its common stock on September 5, 2012. The Company valued these common shares at the fair value of $15 per common share or $7,500 based on the quoted trading price of the common stock on the grant date of August 24, 2012, which is the measurement date. For the year ended December 31, 2012, the Company recorded professional fees of $7,500. Each subsequent monthly issuance of share pursuant to this consulting agreement shall be valued at the fair value of such common share based on the quoted trading price of the common stock on the grant date, which will be the measurement date.

On September 1, 2012, the Company issued 429 shares of its common stock to the Company’s chief financial officer for services rendered. The Company valued these common shares at the fair value of $14 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000 for the year ended December 31, 2012.

In connection with the consulting agreement dated August 24, 2012 (see above), the Company was obligated to issue 500 shares of common stock for each month on October 5, 2012, November 5, 2012 and December 5, 2012. The Company valued these 1,500 common shares at fair value ranging from $20 to $32 per common share or $36,500 based on the quoted trading price of the common stock on the grant dates of October 5, 2012, November 5, 2012 and December 5, 2012, which are the measurement dates.  The $36,000 has been expensed as of December 31, 2012.

On October 24, 2012, the Company issued 200 shares of its common stock to a consultant for services rendered. The Company valued these common shares at the fair value of $30 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $6,000 for the year ended December 31, 2012.

In connection with a licensing agreement (See Note 7), on October 17, 2011, the Company issued 70 shares of its common stock. The Company valued these common shares at the fair value of $315 per common share or $22,050 based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with the issuance of these common shares, the Company recorded licensing fees included in loss from discontinued operations of $0 and $18,987 for the years ended December 31, 2013 and 2012 respectively.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

In March 2013, the Company issued 90 shares of its common stock to a consultant for payment of public relations services rendered. The Company valued these common shares at the fair value of $16.70 per common share (see Note 7) based on the quoted trading price of the common stock on the grant date which is the measurement date and recorded stock-based compensation of $1,500 during the year ended December 31, 2013.

In April 2013, the Company issued 200 shares of its common stock to two consultants for services rendered in April 2013 and May 2013. The Company valued these common shares at the fair value of $12 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $2,400.

On September 6, 2013, the Company entered into subscription agreements with 15 subscribers to issue a total of 10,910,000 shares of common stock for $10,910 at a price per share of $0.001.

On September 6, 2013, the Company issued 20,000,000 shares of its common stock to the Company’s chief executive officer to settle accrued salary. The Company valued these common shares at the fair value of $0.001 per common share based on the sale of common stock in a private placement at $0.001 per common share. In connection with issuance of these common shares, the Company reduced accrued salary by $20,000 for the year ended December 31, 2013.

On September 26, 2013, the Company entered into stock purchase agreements with 2 investors for the purchase of 200,000 shares of common stock for $50,000 at a price per share of $0.25.

Effective October 7, 2013 the Company entered into a Membership Interest Purchase Agreement with FAL Minerals LLC. Pursuant to the Agreement the Company agreed to purchase from FAL Minerals newly issued membership interests of FAL Minerals representing 20% of the issued and outstanding membership interests of FAL Minerals. The purchase price for the interests is $100,000 payable in common stock at a per share price of $0.25 or a total issuance of 400,000 shares. On October 9, 2013 the Company and the other members of FAL Minerals agreed to assign a 2% interest on a pro-rata basis to a third party for legal fees owed by FAL Minerals.  Accordingly, the Company’s interest in FAL Minerals decreased to 19.6%.  On October 7, 2013, the Company issued 400,000 shares of common stock to FAL Minerals in connection with the Agreement (see Note 1). After the Company performed an impairment analyses and review, the Company determined and recognized an impairment loss in connection with its investment in FAL Minerals of $100,000 for the year ended December 31, 2013.

Common stock warrants

Pursuant to a licensing agreement (See Note 7), on October 17, 2011, the Company issued Licensor or assignees warrants exercisable for the purchase of 1,100 shares of the Company’s common stock at an exercise price equal to $310 per share on a for-cash or cashless exercise basis.  The Warrants will be exercisable by Licensor until the later of (iii) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (iv) eighteen (18) months following the Effective Date.  If at any time after the six (6) month anniversary of the date hereof, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder, then this Warrant may be exercised, in whole or in part, at such time by means of a cashless exercise. The Company accounted for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”.

The Company calculated the fair value of the 1,100 warrants granted using the Black-Scholes option pricing model and recorded the fair value of $147,884 as a deferred license costs included in prepaid expenses which will be amortized over the initial estimated license term of 20 months.  In applying the Black-Scholes method, the Company calculated volatility based upon the volatility of several similar companies with historical market prices for their common stock (since the Company’s common stock had a limited trading history at that time), utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 23 months. Since the expiration date of the warrants has not been determined, the fair market value of warrants granted pursuant to the License Agreement is subject to adjustment by the Company if the estimates of the initial expiration date changes. For the years ended December 31, 2013 and 2012, the Company recorded licensing fees included in loss from discontinued operations of $0 and $127,345, respectively.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

On February 9, 2012, the Company entered into an exclusive, worldwide licensing agreement (the “MPS License Agreement”) with Mike Sorrentino and MPS Entertainment LLC (“MPS”) and Starz Management & PR (“Starz”) (See Note 7). Pursuant to the MPS Licensing Agreement, the Company issued warrants exercisable for the purchase of 1,000 shares of the Company’s common stock at an exercise price equal to $230 per share (the “MPS Warrants”) and the Company has issued Starz warrants exercisable for the purchase of 100 shares of the Company’s common stock at an exercise price equal to $230 per share (the “Starz Warrants”).  The MPS Warrants will be exercisable by MPS until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The MPS Warrants can be exercised as follows: 500 warrants on the Effective date, and 167 on the release of the second game, 167 upon release of the third game and 167 upon release of the fourth game.  The Starz Warrants shall vest upon the release of each game at 25 warrants per game.  These Warrants may be exercised, in whole or in part, at such time by means of a cashless exercise. The Company accounted for the equity instruments issued pursuant to the License Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”.

The Company calculated the fair value of the 1,000 MPS Warrants granted using the Black-Scholes option pricing model and recorded the fair value of $167,090 as a deferred license costs included in prepaid expenses which will be amortized over the license term of 18 months.  The Company calculated the fair value of the 100 Starz Warrants granted using the Black-Scholes option pricing model and initially recorded the fair value of $16,709 as a deferred license costs included in prepaid expenses which will be amortized over the vesting period. In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 18 months. The value of the MPS Warrant and Starz Warrant on the grant date was based upon the following Black-Scholes assumptions; exercise prices of $230, actual historical volatility of 176.74%, expected term of 18 months and discount rate of 0.27%. In connection with these Warrants, for the year ended December 31, 2012, the Company’s amortization of these licensing fees included in loss from discontinued operations amounted to $183,799.

At the valuation dates, the fair values of the above warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

2012
Dividend rate	0%
Term (in years)	1.50 to 5 years
Volatility	169% to 177%
Risk-free interest rate	0.27% - 0.28%

On January 16, 2013, the Company entered into an Advisory Board Agreement (the “Agreement”). Pursuant to the Agreement, the Company issued warrants exercisable for the purchase of 100 shares of the Company’s common stock at an exercise price equal to $50 per share.  The warrants will be exercisable until January 2016. The Company accounted for the equity instruments issued pursuant to the Agreement in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”. The Company calculated the fair value of the 100 warrants granted using the Black-Scholes option pricing model and recorded the fair value of $783. In applying the Black-Scholes method, the Company calculated volatility using actual historical volatility, utilized discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration, and an expected term based on the estimated contractual term of the warrants of 3 years. The value of the warrant on the grant date was based upon the following Black-Scholes assumptions; exercise prices of $50, actual historical volatility of 123%, expected term of 3 years and discount rate of 0.39%. In connection with these warrants, the Company recorded stock-based consulting expense of $783 during the year ended December 31, 2013.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

Warrant activities for the year ended December 31, 2013 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	8,914	$260.0
Issued	100	50.0
Exercised/forfeited	(2,200)	270.0
Balance at December 31, 2013	6,814	$249.6	2.90	$-
Warrants exercisable at December 31, 2013	6,814	$249.6	2.90	$-

Non-Plan Stock Options

On March 1, 2012, the Company entered into a financial service agreement with a third party for a seven month term.  In connection with the financial service agreement, the Company issued an aggregare of 500 stock options to purchase 500 shares of the Company’s common stock at an exercise price of $140 per common share.  The stock options expire on March 1, 2017.  The Company calculated the $66,749 fair value of the 500 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of $177.3%  For the year ended December 31, 2012, the Company recorded professional fees of $66,749.

In connection with services to be rendered related to the purchase of a game for a period of 12 months, on March 21, 2012, the Company issued options exercisable for the purchase of 25 shares of the Company’s common stock at an exercise price equal to $120 per share exercisable for a two year period.  Additionally, the Company shall pay to Sellerr 10% of the aggregate net revenue from sales and advertising of the game, if any, for the lifetime of the game.  The Company calculated the $2,342 fair value of the 25 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 173.4 which will be amortized over the one year service period.  For the year end December 2012, the Company expensed to professional fees $2,342.

Stock option activities for the year ended December 31, 2013 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	525	$140.00
Granted	-	-
Exercised/forfeited	-	-
Balance at December 31, 2013	525	$140.00	3.03	$-
Options exercisable at December 31, 2013	525	$140.00	3.03	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the year ended December 31, 2013 was none. As of December 31, 2013, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0.

NOTE 7 – COMMITMENT AND CONTINGENCIES

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

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – COMMITMENT AND CONTINGENCIES (continued)

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

In addition, on the Effective Date, the Company issued NEP or assignees warrants exercisable for the purchase of 1,100 shares of the Company’s common stock at an exercise price equal to $310 per share on a for-cash or cashless exercise basis (the “Warrants”) and 70 shares of the Company’s common stock were issued to Starz.  The Warrants were exercisable by Licensor until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The warrants expired in April 2013.

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

In consideration for the exclusive license granted by Licensor during the Term, the Company issued Licensor warrants exercisable for the purchase of 1,000 shares of the Company’s common stock at an exercise price equal to $230 per share (the “Situation Warrants”) and the Company has issued Starz warrants exercisable for the purchase of 100 shares of the Company’s common stock at an exercise price equal to $230 per share (the “Starz Warrants”).  The Situation Warrants are exercisable by Licensor until the later of (i) one hundred fifty (150) days following the end of the Term (and any extensions thereto) or (ii) eighteen (18) months following the Effective Date.  The warrants expired in August 2013.

In September 2013, the Company decided to discontinue its social games and mobile applications. Accordingly, transactions under the MPS License Agreement have been included in discontinued operations.

Consulting agreement for public relations services

On February 6, 2013, the Company entered into a 5 month consulting agreement for public relations services.  Pursuant to the consulting agreement, the Company shall pay the consultant (a) $1,250 per month and (b) $750 per month payable in the Company’s common stock equal to either the previous months running average of the daily close price or $16.70, whichever is greater. In March 2013, the Company issued 90 shares of its common stock to such consultant which represents payment for February and March 2013 services. The consulting agreement maybe cancelled in writing by either party with at least 30 days notice. Effective March 31, 2013, the Company cancelled this consulting agreement. The Company has paid its obligation under this consulting agreement.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – COMMITMENT AND CONTINGENCIES (continued)

Real estate purchase and sale agreement

In November 2013, the Company entered into a Real Estate Purchase and Sale Agreement (the “Agreement”) with certain sellers (the “Seller”). One of the sellers is a majority stockholder of the Company.  Pursuant to the Agreement, the Seller desires to sell real estate properties they owned located in Clay County, Alabama and the Company desires to purchase the real estate properties. The purchase price of $400,000 shall be paid as follows:

(a)	At Closing, the Company agrees to issue a total of 800,000 shares of common stock of the Company, based on a price of $0.25 per share.

(b)
In addition, at Closing, The Company will execute a promissory note (the “Note”) in the original principal amount of $200,000, payable to Seller bearing interest at the lowest imputed rate, with no payments of principal or interest due or payable until the 36 month after Closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue common stock of the Company to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). The Company may prepay the Note in whole or in part at any time prior to the Maturity Date.

On February 13, 2014, the Company closed the transaction contemplated by this Agreement and issued a promissory note amounting to $200,000 to the Seller. Additionally, the Company executed a Mortgage and Security Agreement with the Seller (see Note 9). The $400,000 purchase price is the original cost basis of the sellers and therefore an asset will be recorded for the $400,000 since one of the sellers is a related party.

NOTE 8 – INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $1,853,790 for income tax purposes as of December 31, 2013. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2029 through 2033. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2013	2012
U.S. “expected” income tax	$(119,410)	$(549,180)
State income tax	(20,159)	(92,715)
Non-deductible compensation	1,861	347,485
Non-deductible impairment expense	39,740	-
Change in valuation allowance	97,968	294,410
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$736,696	638,728
Total gross deferred tax assets	736,696	638,728
Less valuation allowance	(736,696)	(638,728)
Net deferred tax assets	$-	$-

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 8 – INCOME TAXES (continued)

The valuation allowance at December 31, 2013 was $736,696.  The increase during 2013 was $97,968.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2012, and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years

NOTE 9 – SUBSEQUENT EVENTS

On January 2, 2014, the Company entered into an Asset Purchase Agreement with an unrelated party whereby the Company desires to sell its website under the domain name, www.getfunded.com, and buyer desires to purchase such website for $13,000. On January 3, 2014, the Company closed the transaction contemplated by this Asset Purchase Agreement and collected the $13,000 purchase price.

On January 27, 2014, the Company issued a promissory note to an unrelated party in the principal amount of $15,000. The note bears interest at 5.0% per annum and is due on the earlier of 1) July 31, 2014 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Company may elect to extend the maturity date up to 12 months (the “Extended Maturity Date”). The interest shall be increased to 5.5% per annum during the Extended Maturity Date period.

On February 13, 2014, the Company closed the transaction contemplated by the Real Estate Purchase and Sale Agreement dated in November 2013 and issued a promissory note amounting to $200,000 to certain sellers (see Note 7). One of the sellers is a majority stockholder of the Company. The note bears interest at the “applicable federal rate” for demand loans as defined in Section 7872(f)(2) of the Internal Revenue Code of 1986, as amended from the date of this note, until paid, with no payments of principal or interest due or payable until the 36 month after closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue common stock of the Company to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). The Company may prepay the note in whole or in part at any time prior to the Maturity Date. The Company intends to issue 800,000 shares of common stock portion of the purchase price in April 2014 pursuant to the Real Estate Purchase and Sale Agreement. The Company acquired this land as it is in close proximity to FAL Mineral's Brown Mine.  The Company plans to explore the property and either may utilize it as the main production plant should the Brown Mine prove to be commercially viable or seek to monetize the graphite, should that prove to be commercially viable.

Additionally on February 13, 2014, the Company executed a Mortgage and Security Agreement with the Seller (see Note 7) whereby the Company hereby grants and conveys to Seller a present, absolute, unconditional and continuing security interest in, all of the land, real estate, leasehold, buildings, improvements, fixtures, furniture and personal property situated in the purchased real estate properties as defined in such Mortgage and Security Agreement. The indebtedness under the Mortgage and Security Agreement is evidenced by the $200,000 promissory note discussed above. The title deed to the real estate properties were recorded in the State of Alabama, Clay County on March 13, 2014.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Adam M. Kotkin	34	Chief Executive Officer and Director
Adam Wasserman	49	Chief Financial Officer

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

Adam Wasserman, Chief Financial Officer

Mr. Wasserman has been our Chief Financial Officer since January 2011. He has been an integral member of executive management responsible for financial and accounting. He has a strong background in financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls.  Mr. Wasserman has substantial experience with SEC filings such as initial public offerings, 10-Ks and 10-Qs.   Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman has served as the Chief Financial Officer of Apps Genius Corp since January 2011, Oriental Dragon Corp since June 2010, Wally World Media, Inc. since November 2012 and Cleantech Solutions International, Inc. since December 2012.  Mr. Wasserman has also served as the chief financial officer of Gold Horse International, Inc. (July 2007 to September 2011), Lotus Pharmaceuticals Inc. (October 2006 until April 2009), and other companies, all client companies of CFO Oncall. From June 1991 to November 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants and is the treasurer and an executive board member of Gold Coast Venture Capital Association.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Adam M. Kotkin, Chief Executive	2013	$87,000	0	20,000	(a)	0	0	0	0	$107,000
Officer	2012	$94,000	0	0		0	0	0	0	$94,000

Adam Wasserman, Chief Financial	2013	$33,000	0	0		0	0	0	0	$33,000
Officer	2012	$36,000	0	30,000	(b)	0	0	0	0	$66,000

(a)	Represents 20,000,000 shares issued at a value of $0.001 per share based on the sale of common stock in a private placement at $0.001 per common share.

(b)	Represents 667,207 aggregate shares issued at an average value of approximately $0.04 per share based on quoted trading prices of the common stock on the grant dates.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through December 31, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during periods ending December 31, 2013 and December 31, 2012 by the executive officers named in the Summary Compensation Table.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 11, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Adam M. Kotkin 431 Fairway Drive, Suite 260 Deerfield Beach, FL 33441	21,506,150	66.49%

Adam Wasserman (2) 1643 Royal Grove Way Weston, FL 33327	450,848	1.4%

All Executive Officers and Directors as a group (2 persons)	21,956,998	67.89%

Whalehaven Capital Fund LTD 285 Grand Ave Patriot Center, Bldg 5, 2nd FL Englewood, NJ 07631	3,900,000	12.06%

(1)	Based on 32,346,758 shares of common stock outstanding as of April 11, 2014

(2)
Adam Wasserman is the beneficial owner of all 450,848 shares. However, 450,748 of these shares were issued to CFO Oncall. Adam Wasserman is the beneficial owner of CFO Oncall and we have contracted with CFO Oncall to hire Adam Wasserman as our CFO.

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

In August 2011, we entered into a note agreement with Adam Kotkin for $5,000. The note was unsecured, bears interest at 6.0% and is due on the earlier of 1) August 31, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. Additionally, in December 2011, we entered into a note agreement with Adam Kotkin for $5,000. The note was secured by all of the assets of the Company, bears interest at 6.0% and is due on the earlier of 1) June 30, 2012 or 2) within three business days of the closing of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At our sole option, the Maturity Dates may be extended from the Maturity Date, in 30 day increments, for up to 12 months during which we will accrue at an annual interest rate of 6.5%. At December 31, 2013 and 2012, the principal amounts and accrued interest due under these loans amounted to both $0. These notes and all accrued interest were repaid in February 2012.

As of December 31, 2013 and 2012, we owed $48,550 and $9,000, respectively, to a company owned by our chief financial officer for services rendered.

In November 2013, we entered into a Real Estate Purchase and Sale Agreement with certain sellers. One of the sellers is our majority stockholder.  Pursuant to the Agreement, the Seller desires to sell real estate properties they owned located in Clay County, Alabama and we desire to purchase the real estate properties for a purchase price of $400,000.

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

	Years Ended December 31,
Category	2013	2012
Audit Fees	$23,221	$27,639
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

APPS GENIUS CORP

Date: April 11, 2014	By:	/s/ Adam Kotkin
Adam Kotkin Chief Executive Officer

	By:	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Adam Kotkin	Chief Executive Officer	April 11, 2014
Adam Kotkin	and Director (Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer	April 11, 2014
Adam Wasserman	(Principal Financial and Accounting Officer)