Form 10-Q
period 2014-03-31
FAL EXPLORATION CORP.
filed 2014-05-19
CIK 1489588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There are 32,346,758 shares of common stock, par value $0.001 per share, issued and outstanding as of May 19, 2014.

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
FORM 10-Q
March 31, 2014

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

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,492	$3,760
Prepaid expenses	-	2,000

Total Current Assets	9,492	5,760

PROPERTY AND EQUIPMENT, net	1,289	1,618

OTHER ASSETS:
Land	400,000	-

Total Assets	$410,781	$7,378

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable	$15,000	$-
Accounts payable and accrued expenses	64,555	63,286
Interest payable	129	-
Accounts payable - related party	54,550	48,550
Accrued salaries - related party	50,500	42,500

Total Current Liabilities	184,734	154,336

OTHER LIABILITIES:
Notes payable - net of current portion	137,500	-
Notes payable - related party	62,500	-
Interest payable - net of current portion	19	-
Interest payable - related party	9	-

Total Liabilities	384,762	154,336

Commitment and Contingencies (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares issued or outstanding at March 31, 2014 and December 31, 2013)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized; 32,346,758 and 31,546,738 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	32,347	31,547
Additional paid-in capital	2,908,801	2,709,601
Accumulated deficit	(2,915,129)	(2,888,106)

Total Stockholders' Equity (Deficit)	26,019	(146,958)

Total Liabilities and Stockholders' Equity (Deficit)	$410,781	$7,378

See notes to unaudited financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

OPERATING EXPENSES:
Administrative compensation	24,000	42,000
Professional fees	12,611	23,501
Other selling, general and administrative	3,352	16,045

Total Operating Expenses	39,963	81,546

OPERATION LOSS FROM CONTINUING OPERATIONS	(39,963)	(81,546)

OTHER INCOME (EXPENSE):
Interest expense	(148)	-
Interest expense - related party	(9)	-
Loss on disposal of property and equipment	-	(115)
Interest income	-	8

Total Other Income (Expense)	(157)	(107)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(40,120)	(81,653)

Provision for income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(40,120)	(81,653)

DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations, net of tax	13,097	(15,640)

NET LOSS	$(27,023)	$(97,293)

(LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED:
Net loss from continuing operations	$0.00	$(2.24)
Net income (loss) from discontinued operations	0.00	(0.43)
	$0.00	$(2.67)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	31,715,647	36,449

See notes to unaudited financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2014
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	-	$-	31,546,738	$31,547	$2,709,601	$(2,888,106)	$(146,958)

Issuance of common stock for adjustments for 1:1000 reverse split	-	-	20	-	-	-	-

Issuance of common stock for the purchase of property	-	-	800,000	800	199,200	-	200,000

Net loss, for the three months ended March 31, 2014	-	-	-	-	-	(27,023)	(27,023)

Balance, March 31, 2014	-	$-	32,346,758	$32,347	$2,908,801	$(2,915,129)	$26,019

See notes to unaudited financial statements

FAL EXPLORATION CORP.
(FORMERLY APPS GENIUS CORP.)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,023)	$(97,293)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	-	2,283
Loss on disposal of property and equipment	-	115
Depreciation	329	337
Changes in assets and liabilities:
Accounts receivable	-	802
Prepaid expenses	2,000	-
Accounts payable and accrued expenses	1,269	2,869
Accounts payable - related party	6,000	6,000
Accrued salaries - related party	8,000	18,000
Interest payable	148	-
Interest payable - related party	9	-

NET CASH USED IN OPERATING ACTIVITIES	(9,268)	(66,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	15,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	-

NET INCREASE (DECREASE) IN CASH	5,732	(66,887)

CASH - beginning of period	3,760	77,716

CASH - end of period	$9,492	$10,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Land acquired by issuance of notes payable	$200,000	$-
Common stock issued for the purchase of land	$200,000	$-

See notes to unaudited financial statements.

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

Effective October 7, 2013, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with FAL Minerals LLC (“FAL Minerals”). Pursuant to the Agreement the Company agreed to purchase from FAL Minerals newly issued membership interests of FAL Minerals representing 20% of the issued and outstanding membership interests of FAL Minerals. The purchase price for the interests is $100,000 payable in common stock at a share price of $0.25 (based on contemporaneous sales of common stock for cash) or a total issuance of 400,000 shares (see Note 7). On October 7, 2013, the Company issued 400,000 shares of common stock to FAL Minerals in connection with this Agreement.  On October 9, 2013 the Company and the other members of FAL Minerals agreed to assign a 2% interest on a pro-rata basis to a third party for legal fees owed by FAL Minerals.  Accordingly, the Company’s interest in FAL Minerals decreased to 19.6%. Pursuant to the Agreement the Company will receive 19.6% percent of the gross proceeds from all royalty payments made to FAL Minerals. Such royalty payments are payable quarterly. Following the purchase of interests, the Company intends to focus its efforts on mineral exploration and has taken a 19.6% ownership in FAL Minerals. The Company’s ownership interest of 19.6% in FAL Minerals is accounted for as a cost method investment. Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are generally accounted for using the cost method of accounting in accordance with ASC 325-10,  “Investments—Other”.  (See Note 1, Investment – Cost Method)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation and going concern

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2013.  The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

As reflected in the accompanying unaudited financial statements, the Company had a net loss and net cash used in operations of $27,023 and $9,268, respectively, for the three months ended March 31, 2014 and had a working capital deficit and accumulated deficit of $175,242 and $2,915,129, respectively, at March 31, 2014 and historically had minimal revenues all of which have been accounted for in discontinued operations. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2014 and 2013 include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets and cost method investments, valuation of deferred tax assets, and the value of stock-based compensation and fees.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company has not experienced any losses in such accounts through March 31, 2014. There were no balances in excess of FDIC insured levels as of March 31, 2014.

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

The carrying amounts reported in the balance sheets for cash, prepaid expenses, accounts payable and accrued expenses, interest payable, accounts payable – related party, and accrued salaries – related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses

Prepaid expenses consist primarily of prepayments for legal services which were amortized over the terms of their respective agreements. Therefore, at March 31, 2014 and December 31, 2013, prepaid expenses amounted to $0 and $2,000, respectively.

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

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.”  Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the three months ended March 31, 2014 and 2013, the Company did not capitalize any software development costs.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment – cost method

The Company owns non-controlling equity interests in FAL Minerals. The Company used the cost method to account for investments in which the Company owns less than 20% and does not have significant influence over the underlying investees. Cost method investments are initially recorded at cost and income is generally recorded when distributions are received. Cost method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. The Company recorded an impairment loss in connection with its cost method investment of $100,000 during the fourth quarter of 2013 after the related impairment analyses were made. Therefore, the cost method investment amount in FAL Minerals, LLC was $0 at March 31, 2014 and December 31, 2013.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss for the three months ended March 31, 2014 and 2013.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the three months ended March 31, 2014 and 2013, advertising expense was $0 and $514, respectively which is included in other selling, general and administrative expenses.

Research and development

Research and development costs which consisted primarily of salaries and fees paid to third parties for the development of software and applications were expensed as incurred and have been included in loss from discontinued operation. For the three months ended March 31, 2014 and 2013, research and development costs were $0 and $16,333, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per share of common stock

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  Potentially dilutive common shares consist of common stock warrants and options (using the treasury stock method). These common stock equivalents may be dilutive in the future. In period where the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Numerator:	2014	2013
Net loss available for common stockholders from continuing operations	$(40,120)	$(81,653)
Net income (loss) available for common stockholders from discontinued operations	$13,097	$(15,640)
Denominator:
Weighted average shares outstanding - basic	31,715,647	36,449
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Weighted average shares outstanding - diluted	31,715,647	36,449
Net loss from continuing operations per common share – basic and diluted	$(0.00)	$(2.24)
Net income (loss) from discontinued operations per common share – basic and diluted	$0.00	$(0.43)

The Company's aggregate common stock equivalents at March 31, 2014 and 2013 included the following:

	March 31, 2014	March 31, 2013
Warrants	6,814	9,014
Options	500	525
Total	7,314	9,539

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Reclassification

Certain reclassifications have been made in prior year same period’s unaudited financial statements to conform to the current period’s financial statement presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	Useful Life	March 31, 2014	December 31, 2013
Computer equipment	5 Years	$6,581	$6,581
Less: accumulated depreciation		(5,292)	(4,963)
Total		$1,289	$1,618

For the three months ended March 31, 2014 and 2013, depreciation expense amounted to $329 and $337, respectively.

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

	For the three months ended March 31,
	2014	2013
Revenues	$97	$693
Cost of revenues	-	-
Gross profit	97	693
Operating and other non-operating income (expenses)	13,000	(16,333)
Gain (loss) from discontinued operations	$13,097	$(15,640)

The Company did not have any assets or liabilities of discontinued operations at March 31, 2014 and December 31, 2013.

NOTE 4 – LAND

In November 2013, the Company entered into a Real Estate Purchase and Sale Agreement (the “Real Estate Purchase and Sale Agreement”) with certain sellers (the “Seller”). One of the sellers is a majority stockholder of the Company.  Pursuant to the Agreement, the Seller desires to sell real estate properties they owned located in Clay County, Alabama and the Company desires to purchase the real estate properties. The purchase price of $400,000 was paid as follows:

(a)	At Closing, the Company agreed to issue a total of 800,000 shares of common stock of the Company, based on a price of $0.25 per share (based on contemporaneous sales of common stock for cash).

(b)
In addition, at Closing, The Company executed a promissory note (the “Note”) in the original principal amount of $200,000, payable to Seller bearing interest at the lowest imputed rate, with no payments of principal or interest due or payable until the 36 month after Closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue common stock of the Company to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). The Company may prepay the Note in whole or in part at any time prior to the Maturity Date.

On February 13, 2014, the Company closed the transaction contemplated by this Real Estate Purchase and Sale Agreement dated in November 2013 and issued a promissory note amounting to $200,000 to the Seller. One of the sellers is a majority stockholder of the Company. The note bears interest at the “applicable federal rate” for demand loans as defined in Section 7872(f)(2) of the Internal Revenue Code of 1986, as amended from the date of this note, until paid, with no payments of principal or interest due or payable until the 36 month after closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue common stock of the Company to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). The Company may prepay the note in whole or in part at any time prior to the Maturity Date (see Note 6 and Note 8).

In addition, on February 13, 2014, the Company executed a Mortgage and Security Agreement with the Seller (see Note 6 and Note 8) whereby the Company hereby grants and conveys to Seller a present, absolute, unconditional and continuing security interest in, all of the land, real estate, leasehold, buildings, improvements, fixtures, furniture and personal property situated in the purchased real estate properties as defined in such Mortgage and Security Agreement. The indebtedness under the Mortgage and Security Agreement is evidenced by the $200,000 promissory note discussed above. The title deed to the real estate properties were recorded in the State of Alabama, Clay County on March 13, 2014.

NOTE 4 – LAND (continued)

Further, the Company issued 800,000 shares of common stock which were valued at $0.25 per share (based on contemporaneous sales of common stock for cash) with an aggregate amount of $200,000 to pay off a portion of the purchase price in the first quarter of 2014 pursuant to the Real Estate Purchase and Sale Agreement.

The $400,000 purchase price is the original cost basis of the sellers and therefore an asset was recorded for the $400,000, since one of the sellers is a related party  which is included in land on the accompanying balance sheets at March 31, 2014.

The Company acquired this land as it is in close proximity to FAL Mineral's Brown Mine.  The Company plans to explore the property and either may utilize it as the main production plant should the Brown Mine prove to be commercially viable or seek to monetize the graphite, should that prove to be commercially viable.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, the Company owed $54,550 and $48,550, respectively, to a company owned by its chief financial officer for services rendered.

On February 13, 2014, the Company closed the transaction contemplated by a Real Estate Purchase and Sale Agreement dated in November 2013 and issued a promissory note amounting to $200,000 to the Seller. Additionally, the Company issued 800,000 shares of common stock which were valued at $0.25 per share with an aggregate amount of $200,000 (based on contemporaneous sales of common stock for cash) to pay off a portion of the purchase price in the first quarter of 2014 pursuant to the Real Estate Purchase and Sale Agreement. One of the sellers is a majority stockholder of the Company (see Note 4 and Note 6).

NOTE 6 – NOTES PAYABLE

On January 27, 2014, the Company issued a promissory note to an unrelated party in the principal amount of $15,000. The note bears interest at 5.0% per annum, compounded monthly, and is due on the earlier of 1) July 31, 2014 or 2) within three business days of the closing date of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Company may elect to extend the maturity date up to 12 months (the “Extended Maturity Date”). The interest shall be increased to 5.5% per annum during the Extended Maturity Date period. For the three months ended March 31, 2014, interest amount due under the note payable amounted to $129 and the principal due under the note payable amounted to $15,000 at March 31, 2014.

NOTE 6 – NOTES PAYABLE (continued)

On February 13, 2014, the Company closed the transaction contemplated by the Real Estate Purchase and Sale Agreement dated in November 2013 and issued a promissory note amounting to $200,000 to certain sellers (see Note 4). One of the sellers is a majority stockholder of the Company. The note bears interest at the “applicable federal rate” for demand loans as defined in Section 7872(f)(2) of the Internal Revenue Code of 1986, as amended from the date of this note, until paid, with no payments of principal or interest due or payable until the 36 month after closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue common stock of the Company to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). The Company may prepay the note in whole or in part at any time prior to the Maturity Date. The principal amount of $62,500 under the loan was from a majority stockholder of the Company and the rest of $137,500 under the loan was from other unrelated parties. For the three months ended March 31, 2014, interest amount due under the note payable – unrelated parties amounted to $19 and interest amount due under the note payable – related party amounted to $9. The principal due under the note payable – unrelated parties amounted to $137,500 and principal due under the note payable – related party amounted to $62,500, at March 31, 2014.

At March 31, 2014, the aggregate unrelated parties’ principal due under the above notes amounted to $152,500 and the aggregate related party’ principal due under the above notes amounted to $62,500, respectively, and unrelated parties’ interest amounts due under the loans amounted to $148 and related party’s interest amount due under the loans amounted to $9, respectively. The weighted average interest rate on the Company’s above notes payable was approximately 5%.

Notes payable – short and long term portion consisted of the following:

March 31, 2014
Notes payable - unrelated	$152,500
Note payable - related	62,500
Total notes payable	215,000
Less: current portion	(15,000)
Long term portion	$200,000

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

The Company authorized 20,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of March 31, 2014.

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

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

On February 13, 2014, the Company closed the transaction contemplated by the Real Estate Purchase and Sale Agreement executed  in November 2013 (see Note 4). In the first quarter of 2014, the Company issued 800,000 shares of its common stock to these sellers and the shares were valued at $0.25 per share with an aggregate amount of $200,000 (based upon contemporaneous sales of common stock for cash) to pay off a portion of the purchase of land pursuant to the Real Estate Purchase and Sale Agreement.

Warrants

Stock warrant activities for the three months ended March 31, 2014 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	6,814	$249.6	2.90	$-
Issued	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at March 31, 2014	6,814	249.6	2.65	-
Warrants exercisable at March 31, 2014	6,814	$249.6	2.65	$-

Options

On March 1, 2012, the Company entered into a financial service agreement with a third party for a seven month term.  In connection with the financial service agreement, the Company issued an aggregate of 500 stock options to purchase 500 shares of the Company’s common stock at an exercise price of $140 per common share.   The stock options expire on March 1, 2017. The Company calculated the $66,749 fair value of the 500 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 177.3%.

In connection with services rendered related to the purchase of a game for a period of 12 months, on March 21, 2012, the Company issued options exercisable for the purchase of 25 shares of the Company’s common stock at an exercise price equal to $120 per share exercisable for a two year period. The stock options expired on Mach 21, 2014.   The Company calculated the $2,342 fair value of the 25 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 173.4% were amortized over the one year service period.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Stock option activities for the three months ended March 31, 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	525	$140.0	3.03	$-
Granted	-	-	-	-
Exercised/forfeited/expired	(25)	(120.0)	-	-
Balance at March 31, 2014	500	140.0	2.92	-
Options exercisable at March 31, 2014	500	$140.0	2.92	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the three months ended March 31, 2014 was none. As of March 31, 2014, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0.

NOTE 8 – COMMITMENT AND CONTINGENCIES

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

NOTE 8 – COMMITMENT AND CONTINGENCIES (continued)

The purchase price of $400,000 was paid as follows:

(a)	At Closing, the Company agreed to issue a total of 800,000 shares of common stock of the Company, based on a price of $0.25 per share.

(b)
In addition, at Closing, The Company executed a promissory note (the “Note”) in the original principal amount of $200,000, payable to Seller bearing interest at the lowest imputed rate, with no payments of principal or interest due or payable until the 36 month after Closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue common stock of the Company to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). The Company may prepay the Note in whole or in part at any time prior to the Maturity Date.

On February 13, 2014, the Company closed the transaction contemplated by this Agreement and issued a promissory note amounting to $200,000 to the Seller. Additionally, on February 13, 2014, the Company executed a Mortgage and Security Agreement with the Seller (see Note 4) whereby the Company hereby grants and conveys to Seller a present, absolute, unconditional and continuing security interest in, all of the land, real estate, leasehold, buildings, improvements, fixtures, furniture and personal property situated in the purchased real estate properties as defined in such Mortgage and Security Agreement. The indebtedness under the Mortgage and Security Agreement is evidenced by the $200,000 promissory note discussed above. The title deed to the real estate properties were recorded in the State of Alabama, Clay County on March 13, 2014.

NOTE 9 – SUBSEQUENT EVENTS

On April 30, 2014, the Company issued a promissory note to an unrelated party in the principal amount of $15,000. The note bears interest at 5.0% per annum, compounded monthly, and is due on the earlier of 1) October 31, 2014 or 2) within three business days of the closing date of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Company may elect to extend the maturity date up to 12 months (the “Extended Maturity Date”). The interest shall be increased to 5.5% per annum during the Extended Maturity Date period.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the three months ended March 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

We have not generated revenues to date in connection with our current mineral exploration business.

Operating Expenses

For the three months ended March 31, 2014 and 2013, operating expenses amounted to $39,963 and $81,546, respectively, a decrease of $41,583 or 51.0%. Changes in operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2014	2013
Administrative compensation	$24,000	$42,000
Professional fees	12,611	23,501
Other selling, general and administrative	3,352	16,045
	$39,963	$81,546

•
For the three months ended March 31, 2014 and 2013, administrative compensation amounted to $24,000 and $42,000 respectively, decreased by $18,000 or 42.9%.  The decrease during the three months ended March 31, 2014 is primarily attributable to a decrease in wages of our Chief Executive Officer and our Chief Financial Offer for the current period. We expect administrative salaries to increase in the rest of 2014 as we increase our operations.

•
For the three months ended March 31, 2014 and 2013, professional fees amounted to $12,611 and $23,501, respectively, a decrease of $10,890 or 46.3%.  The decrease is primarily attributable to decrease in accounting fees, consulting fee, legal service and investor relations fees. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•
For the three months ended March 31, 2014 and 2013, other selling, general and administrative expenses amounted to $3,352 and $16,045, a decrease of $12,693 or 79.1%.   The decrease is mainly attributable to decrease in computer and internet expenses, health insurance, telephone expense and other office expenses due to stricter control on corporation spending.

Other Income

For the three months ended March 31, 2014 and 2013, we recognized other expense of $157 and $107, respectively. For the three months ended March 31, 2014, we recognized interest expense of $148 and interest expense – related party of $9, respectively. For the three months ended March 31, 2013, we recognized interest income of $8. Additionally, in the three months ended March 31, 2013, we lost $115 in the disposal of furniture.

Discontinued Operations

The following table indicates selected financial data of the Company’s discontinued operations of its social games and mobile applications and crowdfunding business.

	For the Three Months Ended March 31,
	2014	2013
Revenues	$97	$693
Cost of revenues	-	-
Gross profit	97	693
Operating and other non-operating income (expenses)	13,000	(16,333)
Gain (loss) from discontinued operations	$13,097	$(15,640)

Net Loss

As a result of the factors described above, our net loss for the three months ended March 31, 2014 and 2013 was $27,023 and $97,293,  or a net loss per common share of $0.00 and $2.67 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2014 and December 31, 2013, we had a cash balance of $9,492 and $3,760, respectively. The following table sets forth a summary of changes in our working capital from December 31, 2013 to March 31, 2014:

			December 31, 2013 to March 31, 2014
	March 31, 2014	December 31, 2013	Change	Percentage Change
Working capital deficit:
Total current assets	$9,492	$5,760	$3,732	64.8%
Total current liabilities	184,734	154,336	30,398	19.7%
Working capital deficit:	$(175,242)	$(148,576)	$(26,666)	17.9%

Our working capital deficit increased $26,666 to $175,242 at March 31, 2014 from working capital deficit $148,576 at December 31, 2013. This increase in working capital deficit is primarily attributable to a decrease in prepaid expenses of $2,000, an increase in notes payable of $15,000, an increase in accounts payable –related party of $6,000 and an increase in accrued salaries – related party of $8,000, offset by an increase in cash of $5,732.

We have been funding our operations through the issuance of notes payable for operating capital purposes. We received net proceeds from notes payable of $15,000 and we acquired a land by issuance of notes payable with the principal amount of $200,000 and by issuance of 800,000 shares of our common stock at $0.25 per share with an aggregate amount of $200,000 during the three months ended March 31, 2014.

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and funds received pursuant to the Securities Purchase Agreement, we presently have no other alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. We do not anticipate we will be profitable in the rest of 2014.  Therefore our future operation is dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations.

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

Operating activities

For the three months ended March 31, 2014, net cash flows used in operating activities amounted to $9,268 and was primarily attributable to our net losses of $27,023 offset by the add back of non-cash items such as depreciation expense of $329, and changes in operating assets and liabilities of $17,426.

For the three months ended March 31, 2013, net cash flows used in operating activities amounted to $66,887 and was primarily attributable to our net losses of $97,293 offset by the add back of non-cash items such as depreciation expense of $337, loss on disposal of property and equipment of $115 and stock based compensation and fees of $2,283, and changes in operating assets and liabilities of $27,671.

Financing activities

For the three months ended March 31, 2014, net cash flows provided by financing activities was $15,000 which is attributable to the proceeds from notes payable.  We did not have any financing activity during the three months ended March 31, 2013.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Notes payable (1)	$152,500	$15,000	$137,500	$-	$-
Notes payable – related party (2)	62,500	-	62,500	-	-
Interest payable	148	129	19	-	-
Interest payable – related party	9	-	9	-	-
Total	$215,157	$15,129	$200,028	$-	$-

(1)
For the loan with principal of $15,000 at March 31, 2014, at the sole option of us, we may elect to extend the maturity date up to 12 months. For the loan with principal of $137,500 at March 31, 2014, we will elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue our common stock in an aggregate amount equal to the principal and interest outstanding on the loan’s maturity date to pay off it. The value of the common stock and the determination of the number of shares will be the then market price on the maturity date, discounted by ten percent (10%).

(2)
For the related party’s loan with principal of $62,500, we will elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue our common stock in an aggregate amount equal to the principal and interest outstanding on the loan’s maturity date to pay off it. The value of the common stock and the determination of the number of shares will be the then market price on the maturity date, discounted by ten percent (10%).

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A. Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2014, we issued 800,000 shares of our common stock to those sellers in according to the Real Estate Purchase and Sale Agreement dated in November 2013. The shares were valued at $0.25 per share with a total amount of $200,000 to pay off portion of the purchase of land pursuant to the Real Estate Purchase and Sale Agreement.

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

FAL EXPLORATION CORP.

Date: May 19, 2014	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2014	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer