Form 10-Q
period 2014-09-30
VAPIR ENTERPRISES INC.
filed 2014-11-04
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-170715

VAPIR ENTERPRISES INC.

(Name of Registrant as specified in its charter)

NEVADA	27-1517938
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

431 Fairway Drive - Suite 260

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There are 6,816,194 shares of common stock, par value $0.001 per share, issued and outstanding as of November 4, 2014.

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

FORM 10-Q

September 30, 2014

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

VAPIR ENTERPRISES INC.
(FORMERLY FAL EXPLORATION CORP.)
BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$140,065	$3,760
Prepaid expenses	-	2,000

Total Current Assets	140,065	5,760

PROPERTY AND EQUIPMENT, net	400,000	1,618

Total Assets	$540,065	$7,378

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable	$45,000	$-
Accounts payable and accrued expenses	54,181	63,286
Interest payable	947	-
Accounts payable - related party	4,000	48,550
Accrued salaries - related party	50,500	42,500

Total Current Liabilities	154,628	154,336

OTHER LIABILITIES:
Notes payable - net of current portion	137,500	-
Notes payable - related party	62,500	-
Interest payable - net of current portion	240	-
Interest payable - related party	109	-

Total Liabilities	354,977	154,336

Commitment and Contingencies (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ($0.001 par value; 20,000,000 shares authorized; No shares
issued or outstanding at September 30, 2014 and December 31, 2013)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
6,816,194 and 6,309,348 shares issued / to be issued and outstanding
at September 30, 2014 and December 31, 2013, respectively)	6,816	6,309
Additional paid-in capital	3,107,752	2,734,839
Accumulated deficit	(2,929,480)	(2,888,106)

Total Stockholders' Equity (Deficit)	185,088	(146,958)

Total Liabilities and Stockholders' Equity (Deficit)	$540,065	$7,378

See notes to unaudited financial statements

VAPIR ENTERPRISES INC.
(FORMERLY FAL EXPLORATION CORP.)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Administrative compensation	10,000	30,000	64,000	114,000
Professional fees	8,106	10,567	30,792	56,298
Other selling, general and administrative	4,181	5,119	11,283	19,712

Total Operating Expenses	22,287	45,686	106,075	190,010

LOSS FROM CONTINUING OPERATIONS	(22,287)	(45,686)	(106,075)	(190,010)

OTHER INCOME (EXPENSE):
Interest expense	(616)	-	(1,187)	(4)
Interest expense - related party	(50)	-	(109)	-
Loss on disposal of property and equipment	(631)	-	(631)	(115)
Gain from settlement of accounts payable	16,376	-	16,376	-
Gain from settlement of accounts payable - related party	37,130	-	37,130	-
Interest income	-	-	-	8

Total Other Income (Expense)	52,209	-	51,579	(111)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	29,922	(45,686)	(54,496)	(190,121)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	29,922	(45,686)	(54,496)	(190,121)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of tax	-	121	13,122	(15,205)

NET INCOME (LOSS)	$29,922	$(45,565)	$(41,374)	$(205,326)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED:
Net income (loss) from continuing operations	$0.00	$(0.03)	$(0.01)	$(0.34)
Net income (loss) from discontinued operations	0.00	0.00	0.00	(0.03)
	$0.00	$(0.03)	$(0.01)	$(0.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	6,556,064	1,639,523	6,456,963	551,387

See notes to unaudited financial statements

VAPIR ENTERPRISES INC.
(FORMERLY FAL EXPLORATION CORP.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2014
(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional		Stockholders'
	Number of		Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2013	-	$-	6,309,348	$6,309	$2,734,839	$(2,888,106)	$(146,958)

Issuance of common stock for adjustment for 1:1000 reverse split	-	-	4	-	-	-	-

Issuance of common stock for purchase of property (to be issued)	-	-	160,000	160	199,840	-	200,000

Common stock sold for cash	-	-	300,000	300	149,700	-	150,000

Issuance of common stock for service	-	-	46,840	47	23,373	-	23,420

Issuance of common stock for adjustment for 1:5 reverse split	-	-	2	-	-	-	-

Net loss, for the nine months ended September 30, 2014	-	-	-	-	-	(41,374)	(41,374)

Balance, September 30, 2014	-	$-	6,816,194	$6,816	$3,107,752	$(2,929,480)	$185,088

See notes to unaudited financial statements

VAPIR ENTERPRISES INC.
(FORMERLY FAL EXPLORATION CORP.)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,374)	$(205,326)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation and fees	23,420	4,683
Loss on disposal of property and equipment	631	115
Gain from settlement of accounts payable	(16,376)	-
Gain from settlement of accounts payable - related party	(37,130)	-
Depreciation	987	995
Changes in assets and liabilities:
Assets of discontinued operations	-	815
Prepaid expenses	2,000	-
Accounts payable and accrued expenses	7,271	23,110
Accounts payable - related party	(7,420)	31,550
Accrued salaries - related party	8,000	52,500
Interest payable	1,187	-
Interest payable - related party	109	-

NET CASH USED IN OPERATING ACTIVITIES	(58,695)	(91,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	150,000	60,910
Proceeds from issuance of notes payable	45,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	195,000	60,910

NET INCREASE (DECREASE) IN CASH	136,305	(30,648)

CASH - beginning of period	3,760	77,716

CASH - end of period	$140,065	$47,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for accrued salaries	$-	$20,000
Land acquired by issuance of notes payable	$200,000	$-
Common stock issued for the purchase of land	$200,000	$-

See notes to unaudited financial statements

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Vapir Enterprises Inc. (the “Company”) was incorporated in the State of Nevada on December 17, 2009 under the name of Apps Genius Corp. On July 9, 2013, the Company’s corporate name was changed to FAL Exploration Corp. and on September 16, 2014, the Company’s corporate name was changed to Vapir Enterprises Inc. The Company’s business was in the field of creating innovative social games and mobile applications and operated a crowdfunding platform. In September 2013, the Company decided to discontinue its social games and mobile applications and crowdfunding business. Prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation.

 Effective October 7, 2013, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with FAL Minerals LLC (“FAL Minerals”). Pursuant to the Agreement the Company agreed to purchase from FAL Minerals newly issued membership interests of FAL Minerals representing 20% of the issued and outstanding membership interests of FAL Minerals. The purchase price for the interests is $100,000 payable in common stock at a share price of $1.25 (based on contemporaneous sales of common stock for cash) or a total issuance of 80,000 shares. On October 7, 2013, the Company issued 80,000 shares of common stock to FAL Minerals in connection with this Agreement. On October 9, 2013 the Company and the other members of FAL Minerals agreed to assign a 2% interest on a pro-rata basis to a third party for legal fees owed by FAL Minerals. Accordingly, the Company’s interest in FAL Minerals decreased to 19.6%. Pursuant to the Agreement the Company will receive 19.6% percent of the gross proceeds from all royalty payments made to FAL Minerals. Such royalty payments are payable quarterly. Following the purchase of interests, the Company intends to focus its efforts on mineral exploration and has taken a 19.6% ownership in FAL Minerals. The Company’s ownership interest of 19.6% in FAL Minerals is accounted for as a cost method investment. Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are generally accounted for using the cost method of accounting in accordance with ASC 325-10, “Investments—Other”. (See Note 1, Investment – Cost Method).

On September 16, 2014, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate a reverse split of 5 to 1 (the “Reverse Split”) in which each shareholder will be issued 1 share of common stock in exchange for 5 shares of their currently issued common stock, which became effective as of September 16, 2014. The Reverse Split had been previously approved and authorized by the board of directors and majority holders of the Company. All share and per share values for all period presented in the accompanying financial statements are retroactively restated for the effect of the Reverse Split.

The Company effectuated the name change and the Reverse Split in contemplation of a proposed acquisition that is currently pending. No definitive agreements have been executed. This proposed acquisition would result in the Company acquiring a business that specializes in providing digital aroma therapy through the use of vaporizing scents and providing vapor smoking devices.

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As reflected in the accompanying unaudited financial statements, the Company had a net loss and net cash used in operations of $41,374 and $58,695, respectively, for the nine months ended September 30, 2014 and had a working capital deficit and accumulated deficit of $14,563 and $2,929,480, respectively, at September 30, 2014 and historically had minimal revenues, all of which have been accounted for in discontinued operations. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2014 and 2013 include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets and cost method investments, valuation of deferred tax assets, and the value of stock-based compensation and fees.

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company has not experienced any losses in such accounts through September 30, 2014. There were no balances in excess of FDIC insured levels as of September 30, 2014.

Fair value measurements and fair value of financial instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
●	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, prepaid expenses, notes payable, accounts payable and accrued expenses, interest payable, accounts payable – related party, and accrued salaries – related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Prepaid expenses

Prepaid expenses consist primarily of prepayments for legal services which were amortized over the terms of their respective agreements. Therefore, at September 30, 2014 and December 31, 2013, prepaid expenses amounted to $0 and $2,000, respectively.

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

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the nine months ended September 30, 2014 and 2013, the Company did not capitalize any software development costs.

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment - cost method

The Company owns non-controlling equity interests in FAL Minerals. The Company used the cost method to account for investments in which the Company owns less than 20% and does not have significant influence over the underlying investees. Cost method investments are initially recorded at cost and income is generally recorded when distributions are received. Cost method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. The Company recorded an impairment loss in connection with its cost method investment of $100,000 during the fourth quarter of 2013 after the related impairment analyses were made. Therefore, the cost method investment amount in FAL Minerals, LLC was $0 at September 30, 2014 and December 31, 2013.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss for the nine months ended September 30, 2014 and 2013.

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

Advertising

Advertising is expensed as incurred and is included in other selling, general and administrative expenses on the accompanying statements of operations. For the nine months ended September 30, 2014 and 2013, advertising expense was $0 and $570, respectively.

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs which consisted primarily of salaries and fees paid to third parties for the development of software and applications were expensed as incurred and have been included in income (loss) from discontinued operations. For the nine months ended September 30, 2014 and 2013, research and development costs were $0 and $16,368, respectively.

Net income (loss) per share of common stock

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common stock warrants and options (using the treasury stock method). These common stock equivalents may be dilutive in the future. In period where the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) available for common stockholders from continuing operations	$29,922	$(45,686)	$(54,496)	$(190,121)
Net income (loss) available for common stockholders from discounted operations	$-	$121	$13,122	$(15,205)
Denominator:
Weighted average shares outstanding - basic	6,556,064	1,639,523	6,456,963	551,387
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Weighted average shares outstanding - diluted	6,556,064	1,639,523	6,456,963	551,387
Net income (loss) from continuing operations per common share - basic and diluted	$0.00	$(0.03)	$(0.01)	$(0.34)
Net income (loss) from discontinued operations per common share - basic and diluted	$0.00	$0.00	$0.00	$(0.03)

The Company's aggregate common stock equivalents at September 30, 2014 and 2013 included the following:

	September 30, 2014	September 30, 2013
Warrants	1,263	1,363
Options	100	105
Total	1,363	1,468

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Computer equipment	$-	$6,581
Land	400,000	-
Total	400,000	6,581
Less: accumulated depreciation	-	(4,963)
Total	$400,000	$1,618

For the nine months ended September 30, 2014 and 2013, depreciation expense amounted to $987 and $995, respectively, and is included in operating expenses.

In September 2014, the Company disposed its computer equipment with a net book value of $631. Therefore, the related cost and accumulated depreciation were removed from the accounts and the realizing loss on disposal of property and equipment of $631 was included in other expense on the accompanying statements of operations.

Land

In November 2013, the Company entered into a Real Estate Purchase and Sale Agreement (the “Real Estate Purchase and Sale Agreement”) with certain sellers (the “Seller”). One of the sellers is a majority stockholder of the Company. Pursuant to the Agreement, the Seller desires to sell real estate properties they owned located in Clay County, Alabama and the Company desires to purchase the real estate properties. The purchase price of $400,000 was paid as follows:

(a)	At Closing, the Company agreed to issue a total of 160,000 shares of common stock of the Company at a price of $1.25 per share (based on contemporaneous sales of common stock for cash).

(b)	In addition, at Closing, The Company executed a promissory note (the “Note”) in the original principal amount of $200,000, payable to Seller bearing interest at the lowest imputed rate, with no payments of principal or interest due or payable until the 36 month after Closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue common stock of the Company to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). The Company may prepay the Note in whole or in part at any time prior to the Maturity Date.

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 2 - PROPERTY AND EQUIPMENT (continued)

Land (continued)

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

Further, the Company is obligated to issue 160,000 shares of common stock which were valued at $1.25 per share (based on contemporaneous sales of common stock for cash) with an aggregate amount of $200,000 to pay off a portion of the purchase price pursuant to the Real Estate Purchase and Sale Agreement.

The $400,000 purchase price is the original cost basis of the sellers and therefore an asset was recorded for the $400,000, since one of the sellers is a related party, which is included in property and equipment on the accompanying balance sheets at September 30, 2014.

The Company acquired this land as it is in close proximity to FAL Mineral's Brown Mine. The Company plans to explore the property and either may utilize it as the main production plant should the Brown Mine prove to be commercially viable or seek to monetize the graphite, should that prove to be commercially viable.

NOTE 3 - DISCONTINUED OPERATIONS

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

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 3 - DISCONTINUED OPERATIONS (continued)

The following table reflects results of operations of the Company’s discontinued operations of its social games and mobile applications and crowdfunding business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$-	$121	$97	$1,163
Cost of revenues	-	-	-	-
Gross profit	-	121	97	1,163
Operating and other non-operating income (expenses)	-	-	13,025	(16,368)
Gain (loss) from discontinued operations	$-	$121	$13,122	$(15,205)

The Company did not have any assets or liabilities for discontinued operations at September 30, 2014 and December 31, 2013.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, the Company owed $4,000 and $48,550, respectively, to a company owned by its chief financial officer for services rendered, which were included in accounts payable – related party on the accompanying balance sheet.

On February 13, 2014, the Company closed the transaction contemplated by a Real Estate Purchase and Sale Agreement dated in November 2013 and issued a promissory note amounting to $200,000 to the Seller. Additionally, the Company issued 160,000 shares of common stock which were valued at $1.25 per share with an aggregate amount of $200,000 (based on contemporaneous sales of common stock for cash) to pay off a portion of the purchase price in the first quarter of 2014 pursuant to the Real Estate Purchase and Sale Agreement. One of the sellers is a majority stockholder of the Company (see Note 2 and Note 5).

NOTE 5 - NOTES PAYABLE

Between January 27, 2014 and April 30, 2014, the Company issued promissory notes to an unrelated party in the principal amount of $30,000. The notes bear interest at 5.0% per annum, compounded monthly, and is due on the earlier of 1) nine months from the date of the notes or 2) within three business days of the closing date of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Company may elect to extend the maturity date up to 12 months (the “Extended Maturity Date”). The interest shall be increased to 5.5% per annum during the Extended Maturity Date period. For the nine months ended September 30, 2014, interest expense related to the two promissory notes amounted to $820. At September 30, 2014, the principal amount due under the two promissory notes was $30,000 which was included in notes payable – current portion on the accompanying unaudited balance sheet.

On July 30, 2014, the Company issued a promissory note to an unrelated party in the principal amount of $15,000. The note bears interest at 5.0% per annum, compounded monthly, and is due on the earlier of 1) 6 months from the date of the note or 2) within three business days of the closing date of a private placement of certain equity securities offered by the Company, of a minimum amount of $250,000, with the proceeds of the offering to be received directly by the Company. At the sole option of the Company, the Company may elect to extend the maturity date up to 12 months (the “Extended Maturity Date”). The interest shall be increased to 5.5% per annum during the Extended Maturity Date period. For the nine months ended September 30, 2014, interest expense related to the note payable amounted to $127. At September 30, 2014, the principal amount due under the note payable was $15,000 which was included in notes payable – current portion on the accompanying unaudited balance sheet.

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 5 - NOTES PAYABLE (continued)

On February 13, 2014, the Company closed the transaction contemplated by the Real Estate Purchase and Sale Agreement dated in November 2013 and issued a promissory note amounting to $200,000 to certain sellers (see Note 2). One of the sellers is a majority stockholder of the Company. The note bears interest at the “applicable federal rate” for demand loans as defined in Section 7872(f)(2) of the Internal Revenue Code of 1986, as amended from the date of this note, until paid, with no payments of principal or interest due or payable until the 36 month after closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue common stock of the Company to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). The Company may prepay the note in whole or in part at any time prior to the Maturity Date. The principal amount of $62,500 under the loan was from a majority stockholder of the Company and the rest of $137,500 under the loan was from other unrelated parties. For the nine months ended September 30, 2014, interest expense related to the note payable – unrelated parties amounted to $240 and interest expense related to the note payable – related party amounted to $109. At September 30, 2014, the principal due under the note payable – unrelated parties was $137,500 which was included in notes payable – net of current portion on the accompanying unaudited balance sheets and principal due under the note payable – related party was $62,500 which was included in notes payable – related party on the accompanying unaudited balance sheet.

At September 30, 2014, the aggregate unrelated parties’ principal due under the above notes amounted to $182,500 and the aggregate related party’ principal due under the above notes amounted to $62,500, respectively, and aggregate unrelated parties’ interest amounts due under the above mentioned notes amounted to $1,187 and aggregated related party’s interest amount due under the above mentioned notes amounted to $109, respectively. The weighted average interest rate on the Company’s above notes payable was approximately 0.5% for the nine months ended September 30, 2014.

At September 30, 2014, notes payable and related interest due – short and long term portion consisted of the following:

	Notes payable	Interest due
Unrelated portion	$182,500	$1,187
Related portion	62,500	109
Total	245,000	1,296
Less: current portion	45,000	947
Long-term portion	$200,000	$349

NOTE 6 - STOCKHOLDERS’ EQUITY (DIFICIT)

Preferred stock

The Company authorized 20,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors. There were no shares designated as of September 30, 2014 and December 31, 2013.

Common stock

On September 16, 2014, the Company received approval from FINRA to effectuate a reverse split of 5 to 1 in which each shareholder was issued 1 share of common stock in exchange for 5 shares of their currently issued common stock, which became effective as of September 16, 2014. The Reverse Split had been previously approved and authorized by the board of directors and majority holders of the Company. All share and per share values for all period presented in the accompanying financial statements are retroactively restated for the effect of the Reverse Split.

On February 13, 2014, the Company closed the transaction contemplated by the Real Estate Purchase and Sale Agreement executed in November 2013 (see Note 2). The Company is obligated to issue 160,000 shares of its common stock to these sellers and the shares were valued at $1.25 per share with an aggregate amount of $200,000 (based upon contemporaneous sales of common stock for cash) to pay off a portion of the purchase price of land pursuant to the Real Estate Purchase and Sale Agreement.

In September 2014, the Company sold 300,000 shares of its common stock to two investors for $150,000 at a price per share of $0.50.

In September 2014, the Company issued 46,840 shares of its common stock to a company owned by the Company’s chief financial officer for payment of service rendered. The Company valued these common shares at the fair value of $0.50 per common share based on the contemporaneous sales of common stock for cash and recorded stock-based compensation of $23,420 during the nine months ended September 30, 2014.

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 6 - STOCKHOLDERS’ EQUITY (DIFICIT) (continued)

Warrants

Stock warrant activities for the nine months ended September 30, 2014 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	1,363	$1,248	2.90	$-
Issued	-	-	-	-
Exercised/forfeited/expired	(100)	(1,250)	-	-
Balance at September 30, 2014	1,263	1,248	2.36	-
Warrants exercisable at September 30, 2014	1,263	$1,248	2.36	$-

Options

On March 1, 2012, the Company entered into a financial service agreement with a third party for a seven month term. In connection with the financial service agreement, the Company issued an aggregate of 100 stock options to purchase 100 shares of the Company’s common stock at an exercise price of $700 per common share. The stock options expire on March 1, 2017. The Company calculated the $66,749 fair value of the 100 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 177.3%.

In connection with services rendered related to the purchase of a game for a period of 12 months, on March 21, 2012, the Company issued options exercisable for the purchase of 5 shares of the Company’s common stock at an exercise price equal to $600 per share exercisable for a two year period. The stock options expired on March 21, 2014. The Company calculated the $2,342 fair value of the 5 stock options granted using the Black-Scholes option pricing model and using actual historical volatility of 173.4% were amortized over the one year service period.

Stock option activities for the nine months ended September 30, 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	105	$695	3.03	$-
Issued	-	-	-	-
Exercised/forfeited/expired	(5)	(600)	-	-
Balance at September 30, 2014	100	700	2.42	-
Options exercisable at September 30, 2014	100	$700	2.42	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the nine months ended September 30, 2014 was $0. As of September 30, 2014, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0.

VAPIR ENTERPRISES INC.

(FORMERLY FAL EXPLORATION CORP.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 7 - COMMITMENT AND CONTINGENCIES

In November 2013, the Company entered into a Real Estate Purchase and Sale Agreement (the “Agreement”) with certain sellers (the “Seller”). One of the sellers is a majority stockholder of the Company. Pursuant to the Agreement, the Seller desires to sell real estate properties they owned located in Clay County, Alabama and the Company desires to purchase the real estate properties.

The purchase price of $400,000 was to be paid as follows:

(a)	At Closing, the Company agreed to issue a total of 160,000 shares of common stock of the Company, based on a price of $1.25 per share.

(b)	In addition, at Closing, The Company executed a promissory note (the “Note”) in the original principal amount of $200,000, payable to Seller bearing interest at the lowest imputed rate, with no payments of principal or interest due or payable until the 36 month after Closing (the “Maturity Date”). On the Maturity Date, Buyer shall elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue common stock of the Company to Seller in an aggregate amount equal to the principal and interest outstanding on the Maturity Date. The value of the common stock and the determination of the number of shares shall be the then market price on the Maturity Date, discounted by ten percent (10%). The Company may prepay the Note in whole or in part at any time prior to the Maturity Date.

On February 13, 2014, the Company closed the transaction contemplated by this Agreement and issued a promissory note amounting to $200,000 to the Seller. Additionally, on February 13, 2014, the Company executed a Mortgage and Security Agreement with the Seller (see Note 2) whereby the Company hereby grants and conveys to Seller a present, absolute, unconditional and continuing security interest in, all of the land, real estate, leasehold, buildings, improvements, fixtures, furniture and personal property situated in the purchased real estate properties as defined in such Mortgage and Security Agreement. The indebtedness under the Mortgage and Security Agreement is evidenced by the $200,000 promissory note discussed above. The title deed to the real estate properties were recorded in the State of Alabama, Clay County on March 13, 2014.

NOTE 8 - SUBSEQUENT EVENTS

None.

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

Overview

We were incorporated in the State of Nevada on December 17, 2009 as Apps Genius Corp. On July 9, 2013, we changed our name to FAL Exploration Corp. and on September 16, 2014, we changed our name to Vapir Enterprises Inc. Most recently, on September 17, 2014, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Nevada to: (i) change our name to Vapir Enterprises Inc. (the "Name Change"); and (ii) effectuate a 5-to-1 reverse split (the “Reverse Split”). A copy of the Certificate of Amendment is being filed hereto as Exhibit 3.1.

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

We effectuated the Name Change and the Reverse Split in contemplation of a proposed acquisition that we are currently negotiating. No definitive agreements have been reached but, if successful, we will be acquiring a company that specializes in providing digital aromatherapy through the use of vaporizing scents and providing vapor producing smoking devices for consumers.

Limited Operating History

We have generated a limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended September 30, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

We have not generated revenues to date in connection with our current mineral exploration business.

Operating Expenses

For the three months ended September 30, 2014 and 2013, operating expenses amounted to $22,287 and $45,686, respectively, a decrease of $23,399 or 51.2%. For the nine months ended September 30, 2014 and 2013, operating expenses amounted to $106,075 and $190,010, respectively, a decrease of $83,935 or 44.2%. Changes in operating expenses for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administrative compensation	$10,000	$30,000	$64,000	$114,000
Professional fees	8,106	10,567	30,792	56,298
Other selling, general and administrative	4,181	5,119	11,283	19,712
	$22,287	$45,686	$106,075	$190,010

●	For the three months ended September 30, 2014 and 2013, administrative compensation amounted to $10,000 and $30,000 respectively, decreased by $20,000 or 66.7%. The decrease during the three months ended September 30, 2014 is primarily attributable to a decrease in wages of our Chief Executive Officer of $11,000 and a decrease in compensation of our Chief Financial Offer of $9,000. For the nine months ended September 30, 2014 and 2013, administrative compensation amounted to $64,000 and $114,000 respectively, decreased by $50,000 or 43.9%. The decrease during the nine months ended September 30, 2014 is primarily attributable to a decrease in wages of our Chief Executive Officer of $33,000 and a decrease in compensation of our Chief Financial Offer of $17,000. We expect administrative salaries to increase in the rest of 2014 as we increase our operations.

●	For the three months ended September 30, 2014 and 2013, professional fees amounted to $8,106 and $10,567, respectively, a decrease of $2,461 or 23.3%. The decrease is primarily attributable to a decrease in legal service charge of approximately $2,100. For the nine months ended September 30, 2014 and 2013, professional fees amounted to $30,792 and $56,298, respectively, a decrease of $25,506 or 45.3%. The decrease is primarily attributable to a decrease in consulting fee of approximately $8,200, a decrease in legal service charge of approximately $11,900 and a decrease in investor relations fees of approximately $5,900. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	For the three months ended September 30, 2014 and 2013, other selling, general and administrative expenses amounted to $4,181 and $5,119, respectively, a decrease of $938 or 18.3%. The decrease is primarily attributable to a decrease in insurance expenses of approximately $1,200, offset by the increase in other miscellaneous items of approximately $300. For the nine months ended September 30, 2014 and 2013, other selling, general and administrative expenses amounted to $11,283 and $19,712, respectively, a decrease of $8,429 or 42.8%. The decrease is mainly attributable to a decrease in computer and internet expenses of approximately $2,000, a decrease in health insurance of approximately $3,100, a decrease in rent expense of approximately $1,000 and a decrease in other miscellaneous items of approximately $2,300 due to stricter control on corporation spending.

Other Income (Expense)

For the three months ended September 30, 2014, other income amounted to $52,209, which was mainly attributable to a gain from the forgiveness of indebtedness owed to a third party of approximately $16,000 and a gain from the forgiveness of debt owed to our chief financial officer of approximately $37,000. We did not recognize any other income / expense during the three months ended September 30, 2013.

For the nine months ended September 30, 2014, we recognized other income of $51,579, which was primarily attributable to a gain from the forgiveness of indebtedness owed to a third party of approximately $16,000 and a gain from the forgiveness of debt owed to our chief financial officer of approximately $37,000. For the nine months ended September 30, 2013, we recognized other expense of $111, which was primarily attributable to a loss from disposal of property and equipment of approximately $115.

Discontinued Operations

The following table indicates selected financial data of our discontinued operations of our social games and mobile applications and crowdfunding business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$-	$121	$97	$1,163
Cost of revenues	-	-	-	-
Gross profit	-	121	97	1,163
Operating and other non-operating income (expenses)	-	-	13,025	(16,368)
Gain (loss) from discontinued operations	$-	$121	$13,122	$(15,205)

Net Loss

As a result of the factors described above, our net income for the three months ended September 30, 2014 was $29,922, or a net income per common share of $0.00 (basic and diluted), Our net loss for the three months ended September 30, 2013 was $45,565, or a net loss per common share of $0.03 (basic and diluted). Our net loss for the nine months ended September 30, 2014 and 2013 was $41,374 and $205,326, or a net loss per common share of $0.01 and $0.37 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the issuance of notes payable and the sale of our common stock. Our primary uses of cash have been for salaries and fees paid to third parties for professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current mineral explorations business,
●	Addition of administrative and sales personnel as the business grows, and
●	The cost of being a public company.

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2014 and December 31, 2013, we had a cash balance of $140,065 and $3,760, respectively. The following table sets forth a summary of changes in our working capital from December 31, 2013 to September 30, 2014:

			December 31, 2013 to September 30, 2014
Working capital deficit:	September 30, 2014	December 31, 2013	Change	Percentage change
Total current assets	$140,065	$5,760	$134,305	2331.7%
Total current liabilities	154,628	154,336	292	0.2%
Working capital deficit	$(14,563)	$(148,576)	$134,013	(90.2%	)

Our working capital deficit decreased $134,013 to $14,563 at September 30, 2014 from working capital deficit $148,576 at December 31, 2013. This decrease in working capital deficit is primarily attributable to an increase in cash of approximately $136,000, a decrease in accounts payable and accrued expenses of approximately $9,000, a decrease in accounts payable – related party of approximately $45,000, which was mainly due to the forgiveness of debt owed to our chief financial officer, offset by a decrease in prepaid expenses of approximately $2,000, an increase in notes payable of approximately $45,000 and an increase in accrued salaries – related party of approximately $8,000.

We have been funding our operations through the issuance of notes payable and sale of our common stock for operating capital purposes. We received net proceeds from notes payable of $45,000 and we acquired land by issuance of notes payable with the principal amount of $200,000 and by issuance of 160,000 shares of our common stock at $1.25 per share with an aggregate amount of $200,000 and received proceeds from sale of common stock of $150,000 during the nine months ended September 30, 2014.

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and funds received pursuant to the issuance of notes payable and sale of common stock, we presently have no other alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. We do not anticipate we will be profitable in the rest of 2014. Therefore our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations.

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

Operating activities

For the nine months ended September 30, 2014, net cash flows used in operating activities amounted to $58,695 and was primarily attributable to our net losses of approximately $41,000, adjusted for non-cash gain from a third party liabilities forgiveness of approximately $16,000 and non-cash gain from forgiveness of debt owed to our chief financial officer of approximately $37,000, offset by the add back of non-cash items such as stock-based compensation and fees of approximately $23,000, a loss on disposal of property and equipment of approximately $600 and depreciation expense of approximately $1,000, and changes in operation assets and liabilities of approximately $11,000.

For the nine months ended September 30, 2013, net cash flows used in operating activities amounted to $91,558 and was primarily attributable to our net losses of approximately $205,000, offset by the add back of non-cash items such as depreciation expense of approximately $1,000, loss on disposal of property and equipment of approximately $100 and stock-based compensation and fees of approximately $5,000, and changes in operating assets and liabilities of approximately $108,000.

Investing activities

We did not incur any investing activity during the nine months ended September 30, 2014 and 2013.

Financing activities

For the nine months ended September 30, 2014, net cash flows provided by financing activities was $195,000 which is attributable to the proceeds from sale of common stock of $150,000 and the proceeds from the issuance of notes payable of $45,000.

For the nine months ended September 30, 2013, net cash flows provided by financing activities was $60,910 which is attributable to the proceeds from sale of common stock.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Notes payable (1)	$182,500	$45,000	$137,500	$-	$-
Notes payable – related party (2)	62,500	-	62,500	-	-
Interest payable	1,187	947	240	-	-
Interest payable – related party	109	-	109	-	-
Total	$246,296	$45,947	$200,349	$-	$-

(1)	For the loan with principal of $45,000 at September 30, 2014, at our sole option, we may elect to extend the maturity date up to 12 months. For the loan with principal of $137,500 at September 30, 2014, we will elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue our common stock in an aggregate amount equal to the principal and interest outstanding on the loan’s maturity date to pay off it. The value of the common stock and the determination of the number of shares will be the then market price on the maturity date, discounted by ten percent (10%).

(2)	For the related party’s loan with principal of $62,500, we will elect to either (i) pay all outstanding principal and interest in cash, or (ii) issue our common stock in an aggregate amount equal to the principal and interest outstanding on the loan’s maturity date to pay off it. The value of the common stock and the determination of the number of shares will be the then market price on the maturity date, discounted by ten percent (10%).

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On September 17, 2014, a Certificate of Amendment to our Articles of Incorporation was filed with the State of Nevada to: (i) change our name to Vapir Enterprises Inc. (the "Name Change"); and (ii) effectuate a 5-to-1 reverse split (the “Reverse Split”). A copy of the Certificate of Amendment is being filed hereto as Exhibit 3.1. FINRA declared the Name Change and Reverse Split effective as of October 2, 2014. On November 3, 2014, our new symbol will be “VAPI”.

We effectuated the Name Change and the Reverse Split in contemplation of a proposed acquisition that we are currently negotiating. Although we have not entered into any definitive agreements we are continuing to negotiate the deal terms. If we are successful, we will be acquiring a company that specializes in providing digital aromatherapy through the use of vaporizing scents and providing vapor producing smoking devices for consumers.

Item 6. Exhibits.

Exhibit No.	Description

3.1*	Certificate of Amendment to Articles of Incorporation
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1**	Section 1350 certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPIR ENTERPRISES INC.

Date: November 4, 2014	By:	/s/ Adam Kotkin
Adam Kotkin, Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2014	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer

