Form 10-K
period 2014-12-31
VAPIR ENTERPRISES INC.
filed 2015-03-31
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185083

VAPIR ENTERPRISES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1517938
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2365 Paragon Dr., Suite B

San Jose, California 95131
Telephone: (800) 841-1022

(Address and telephone number of Registrant’s principal executive offices)

Nevada Business Center, LLC

311 West Third Street

Carson City, NV 89703
Telephone: (775) 461-5127

(Name, address, and telephone number of agent for service)

Copies of communications to:

Gregg E. Jaclin, Esq.

Szaferman, Lakind, Blumstein & Blader, P.C.

101 Grovers Mill Road

Lawrenceville, New Jersey 08648

Tel. No.: (609) 275-0400

 Fax No.: (609) 275-4511

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on June 30, 2014, was $73,053,305.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 27, 2015, the Company had 48,280,976 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VAPIR ENTERPRISES

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

PART I

ITEM 1. BUSINESS

Vapir, Inc. was incorporated on October 26, 2006 in the State of California. Vapir, Inc. specializes in the revolutionary technology of digital aromatherapy which is the art and science of utilizing naturally extracted aromatic essences from plants to balance and harmonize while freshening the environment with pleasant and distinctive fragrances. We invent, develop and produce revolutionary and easy to use digital aromatherapy devices. The unique value proposition of the Company’s proprietary technology (US Patent 6,095,153) is to prevent the creation of toxic by-products whenever plant materials are inhaled. This is accomplished by using convection heat that induces the safe release of plant essences without burning the source material. Our devices are manufactured by Prosoyo Technology Limited (“Prosoyo”) in Guang Dong, China.

Corporate History

We were originally incorporated under the laws of the State of Nevada on December 17, 2009 under the name Apps Genius Corp. Our original business was to develop, market, publish and distribute social games and software applications that consumers could use on a variety of platforms, including social networks, wireless devices and stand-alone websites. We were unsuccessful in operating our business and on October 7, 2013 we entered into a Membership Interest Purchase Agreement with FAL Minerals LLC and we changed our name to FAL Exploration Corp.

Under the name FAL Exploration Corp., our plan was to acquire minority and majority interests in natural resource properties located throughout the United States. Our initial project was an interest in an open pit mine located in Clay County Alabama also known as the Brown Mine. Historically, graphite and gold have been mined in the area. The property which is over two hundred and twenty acres contains graphite and some surface gold. The Company planned to explore the property and either may utilize it as the main production plant should the Brown Mine prove to be commercially viable or seek to monetize the graphite, should it prove to be commercially viable. The agreement with FAL Minerals LLC has since been terminated and we have now entered into the Exchange Agreement with Vapir, Inc. and its shareholders.

In anticipation of closing the Exchange Agreement, on September 17, 2014, we changed our name to Vapir Enterprises, Inc. to better represent our new business operations.

Our Industry

“Electronic cigarettes” or “e-cigarettes” and “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction are comprised of three functional components:

●	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;

●	the heating element that vaporizes the liquid nicotine so that it can be inhaled; and

●	the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

When a user draws air through the electronic cigarette and or vaporizer, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge, the solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine free solution, either of which may be flavored.

Our Products

Vaporizers

As of December 31, 2014, we offer 3 vaporizers, the VapirRise, VAPIR NO2 Portable Digital Vaporizer and VAPIR Oxygen Mini Corded Vaporizer. We ceased production of VAPIR ONE in February 2014.

VapirRise

The VapirRise is designed for loose-leaf herbs and essential oils. It supports both balloon inflation and direct inhalation. It can serve up to 4 users simultaneously. It has touch pad controls, an LCD temperature display and medical grade stainless steel vapir path and a ceramic heating element.

As the ceramic heating element of the device reaches the pre-set temperature, a fan blows air through the heating element. A sensor, which is located in the chamber of the unit, will constantly monitor the air temperature and maintain pre-set heat levels by turning the heating element on and off as needed. Once the optimal temperature is reached, a green light on the casing will indicate that the device is now ready. This relatively simple technology enables the vaporizers to maintain heat levels.

This convection vaporizer is a stationary desktop model - which means it isn’t intended for on-the-go consumption. The VapirRise offers an exceptional approach to the at-home vaporization experience.

Users can control the temperature (in both degrees Celsius & Fahrenheit); control the Fan Speed (ten options including a fanless setting); pick between a balloon or hose inhalation methods; and choose to serve up to four people at once with the exclusive hookah adapter.

VAPIR NO2 Portable Digital Vaporizer

The VAPIR NO2 is designed for loose-leaf herbs and direct inhalation. It is compact, portable and rechargeable. It has a medical grade pure brass element, an LCD temperature display and a silent operation. The VAPIR NO2 will be your number one portable vaporizer.

This compact portable vaporizer features touch-to-heat digital controls, an LCD thermostat, an internal rechargeable battery, and 100% silent operation. The NO2 vaporizer is designed for use with raw herbs and heats up in less than a minute. You can even vaporize while it’s charging.

The NO2 requires little to no maintenance for optimal operation and it even remembers your favorite temperature settings for quick and consistent vapor at the touch of a button.

VAPIR ONE (ceased production in February 2014)

The VAPIR ONE was designed for loose-leaf herbs. It supported both balloon inflation and direct inhalation. It had a medical grade ceramic heating element and an LCD temperature display.

The vaporizers included removable disks that held the source material and needed to be inserted into device prior to pre heating the vaporizers. Temperatures and safety times could be set individually according to the manufacturer’s recommendations. This process prevented the waste of source material, titrates dosages, and ensured that the vaporizers work at optimum conditions.

The Vapir One had digital temperature controls, swift heat up time, and mind-blowing vapor flavor with every puff. We designed this desktop vaporizer to require little to no maintenance for consistent vapor clouds and premium sessions.

As the ceramic heating element of the device reached the pre-set temperature, a fan blew air through the heating element. A sensor, which was located in the chamber of the unit, constantly monitored the air temperature and maintained pre-set heat levels by turning the heating element on and off as needed. Once the optimal temperature was reached, a green light on the casing indicated that the device was ready. This relatively simple technology enabled the vaporizers to maintain heat levels.

Once the user started using the device, the fan blew hot air through the disk filled with the source material. This aerosol contained hot air that was enriched with the active elements, flavor, aroma, and pure essence of the source material. The aerosol then reached an internal cooling chamber where the vapors were cooled to a level that was safe for the consumer to inhale. The consumer would then inhale the warm and rich vapors through a tube, which also served as the final cooling process before the vapors reached the human lungs.

VAPIR OXYGEN MINI CORDED

The VAPIR Oxygen Mini Corded is designed for loose-leaf herbs and direct inhalation. It is small and lightweight and is a corded vaporizer. It has an LCD temperature display and silent operation. Every portable vaporizer needs to produce clouds - not a mere mist! The Vapir Oxygen lets you live and breathe premium vapor. This herbal vaporizer harnesses premium materials and innovative design to deliver everything you’d expect from a premium vaporizer.

Our Oxygen Vaporizer features digital controls, portable design, and consistent vapor sessions with little maintenance.

Our Vaporizers and Accessories

Our vaporizers are sold with all the essentials that are needed to begin the vaporizing experience. In addition or vaporizers, we sell approximately 100 accessories that range from replacement batteries, replacement mouthpieces, recharging pieces, cleaning utensils and all other essentials.

Additionally, we offer an assortment of our own aromatherapy oils and herbs for our vaporizer users to enjoy.

Seasonality of our Business

We do not consider our business to be seasonal.

Marketing

We offer our vaporizers and related products through our online stores, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, big-box retailers, gas stations, drug stores, convenience stores, tobacco shops and kiosk locations in shopping malls throughout the United States.

Competition

Competition in the vaporizer industry is intense. We compete with other sellers of vaporizers that are similar to our products and our competitors use the same sales practices and marketing strategies as we use.

The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our vaporizers. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the internet, mail order and telesales.

Our competitive position in the vaporizer industry is difficult to gauge as most of our competition are also smaller companies or are privately held and do not publicly report their earnings. We do know of several competitors, but, like us, many are in their initial stages of development and are focusing on different areas of this industry.

As a general matter, we have access to and market and sell the similar products as our competitors and since we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is the quality of service we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers.

Regulatory Matters/Compliance

The United States Food and Drug Administration (the “FDA”) regulates electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”). The FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Our vaporizers are classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes and vaporizers.

The Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing and sponsorship;

●	the display of larger health warnings, graphic health warnings and other labeling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

●	requirements regarding testing, disclosure and use of tobacco product ingredients;

●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

●	elimination of duty free allowances for travelers; and

●	encouraging litigation against tobacco companies.

If electronic cigarettes or vaporizers are subject to one or more significant regulatory initiatives, our business, results of operations and financial condition could be materially and adversely affected.

Intellectual Property

Patents

We currently own three domestic utility patents and two design patents relating to vaporizers, as well as two utility patent applications and one design application pending in the United States as described below. There is no assurance that we will be awarded patents for of any of these pending patent applications.

U.S. Patent # 6,095,153 - Vaporization of volatile materials

We have a utility patent for the vaporization of volatile materials while avoiding combustion and denaturation of such material provide an alternative to combustion as means of volatilizing bioactive and flavor compounds to make such compounds available for inhalation without generating toxic or carcinogenic substances that are by-products of combustion and pyrolysis. This patent expires on June 19, 2018.

U.S. Patent # 6,772,756 - Method and System for Vaporization of a Substance

We have a utility patent for an apparatus for the vaporization of materials that releases active constituents for inhalation without the creation of harmful byproducts such as carcinogens associated with combustion and inhalation of substances. This patent expires on February 9, 2022.

U.S. Patent # 6,990,978 - Method and System for Vaporization of a Substance

We have a utility patent for an apparatus for the vaporization of materials that releases active constituents for inhalation without the creation of harmful byproducts such as carcinogens associated with combustion and inhalation of substances. This patent expires on January 31, 2026.

U.S. Design Patent # 489,448 - Vaporization Apparatus

We have a design patent for the ornamental design for the vaporization apparatus. This patent expires on May 4, 2018.

U.S. Design Patent # 508,119 - Mesh Filter with Glass Insert

We have a design patent for the ornamental design for a component for a vaporizer. This patent expires on August 2, 2019.

U.S. Patent Application # 11/872,040 - Method and System for Vaporization of a Substance

We have a utility patent (filed on October 15, 2007) pending for an apparatus for the vaporization of materials that releases active constituents for inhalation without the creation of harmful byproducts such as carcinogens associated with combustion and inhalation of substances.

U.S. Patent # 14/254,723 - Multi-User Inhalation Adaptor

We have a utility patent (filed on April 16, 2014) pending for a component of a vaporizer that allows multiple users to inhale the vapors of materials.

U.S. Design Patent # 29/473,910 - Vaporizer

We have a design patent (filed on November 26, 2013) for the ornamental design for the vaporization apparatus.

Trademarks

We own trademarks on certain of our products, including: Vapormed®, Digital Air®, Nicohale®, and Vapir®.

Employees

As of December 31, 2014, we have eight (8) full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Corporation Information

Our principal executive offices are located at 2365 Paragon Dr., Suite B San Jose, CA, 95131. Our telephone number is (800) 841-1022. Our website is www.vapir.com.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located in California. The Company currently leases space located at 2365 Paragon Dr., Suite B, San Jose, CA, 95131. Product design occurs at this location.

This is our only location. We have a lease for the property that commenced on May 1, 2013 and has a term of two years and six months and will expire on October 31, 2015. The lease is for 5,050 square feet of office space. We pay $3,787.50 per month for the leased premises.

Our devices are manufactured in Guang Dong, China by Prosoyo. Prosoyo’s headquarters is located at Unit 1005, Chevalier Commercial Centre, 8 Wang Hoi Road, Kowloon Bay, Kowloon, Hong Kong (Tel: +852 – 23319111/Fax: +852 – 23319882). Prosoyo’s factory is located at Tai Po Industrial Estate, Gang Zi District, Chang Ping, Dong Guan, Guang Dong, China, Post Code: 523571 (Tel: +86 - 769 83330091/Fax: +86 - 769 83330092). We do not have a written manufacturing contract with Prosoyo. We use purchase orders to memorialize the terms of order placements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations, financial condition or cash flows.

Notwithstanding the foregoing, on November 3, 2014, Vapir was served with a lawsuit from Storz & Bickel, a German competitor of Vapir. The lawsuit claims patent infringement of Storz & Bickel’s German patent no DE 198 03 376 C1. The lawsuit was filed in Germany with the regional court of Mannheim. The lawsuit alleges estimated damages in the amount of € 750,000 euros. Vapir has filed a notice of its intent to defend the lawsuit and has filed an answer to the complaint requesting additional time. The lawsuit is still ongoing and Vapir is working to settle the matter.

Additionally, on October 15, 2014, Storz & Bickel have filed a lawsuit with the United States District Court, Central District of California against Vapir alleging patent infringement of Storz & Bickel’s US patent no. 6,513,524, which is the US counterpart to the German patent. The US District lawsuit seeks injunction against distribution of Vapir’s VapiRise product, damages, interest, costs, treble damages, and attorney’s fees.

Storz & Bickel have not yet served the US District lawsuit; Storz & Bickel’s US counsel have contacted Vapir to initiate settlement discussion, but it is anticipated that Storz & Bickel will serve the US District complaint if settlement discussions are not productive.

We have proposed settlement agreement which provides for payment of $40,000 by Vapir and the transfer of our trademark for release of all claims under the lawsuits. We have accrued liability of $40,000 and was reflected in the Consolidated Statement of Operations for the year ended December 31, 2014 as settlement of potential litigation.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently approved for quotation on the OTC Bulletin Board (OTCQB) maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “VAPI”.  We are not aware of any trades or quotations during the two calendar years ending December 31, 2014.  There have been sporadic trades reported since that date at prices reported from $0.01 to $3.50.

Holders

As of March 31, 2015, there were approximately 71 holders of record of our common stock, and an indeterminate number of holders of unrestricted shares.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Unregistered Sales of Equity Securities

On December 30, 2014, we issued 38,624,768 shares of our common stock to the former stockholders of Vapir, pursuant to the terms of the Exchange Agreement. At closing, the Company issued 38,624,768 shares of its common stock to the shareholders of Vapir Inc. who obtained approximately 80% voting control and management control of the Company. The transaction was accounted for as a reverse acquisition and recapitalization of Vapir Inc. whereby Vapir Inc. is considered the acquirer for accounting purposes. The securities issued in this transaction were not registered under the Securities Act, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act.

On December 30, 2014, in connection with the Exchange Agreement and as a settlement to an outstanding liability, we issued 3,000,000 shares of our common stock to two noteholders in satisfaction of the outstanding promissory notes for a total of $30,000. The securities issued in this transaction were not registered under the Securities Act, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Overview

We were originally incorporated under the laws of the State of Nevada on December 17, 2009 under the name Apps Genius Corp. Our original business was to develop, market, publish and distribute social games and software applications that consumers could use on a variety of platforms, including social networks, wireless devices and stand alone websites. We were unsuccessful in operating our business and on October 7, 2013 we entered into a Membership Interest Purchase Agreement with FAL Minerals LLC and we changed our name to FAL Exploration Corp. The agreement with FAL Minerals LLC has since been terminated and we have now entered into the Exchange Agreement with Vapir, Inc. and its shareholders. In addition, we changed our name to Vapir Enterprises, Inc. to better represent our new business operations.

Vapir, Inc. was incorporated on October 26, 2006 in the State of California.

Vapir, Inc. specializes in the revolutionary technology of digital aromatherapy which is the art and science of utilizing naturally extracted aromatic essences from plants to balance and harmonize while freshening the environment with pleasant and distinctive fragrances. We invent, develop and produce revolutionary and easy to use digital aromatherapy devices by utilizing heat and convection air.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	For the Year Ended
	December 31, 2014	December 31, 2013

Net Sales	$1,646,947	$3,053,752

Cost of sales	710,423	1,546,821

Gross profit	936,524	1,506,931

OPERATING EXPENSES:
Selling expenses	72,217	76,075

Compensation	655,126	533,702

Research and development	81,521	88,847

General and administrative	493,972	466,622

Total Operating Expenses	1,302,836	1,165,246

(LOSS) INCOME FROM OPERATIONS	(366,312)	341,685

OTHER INCOME (EXPENSE):
Settlement of potential litigation	(40,000)	-
Interest expense, net	(17,612)	(33,166)

Other Expense, net	(57,612)	(33,166)

(LOSS) INCOME	(423,924)	308,519

Net Sales

Net sales for the year ended December 31, 2014 and 2013 were $1,646,947 and $3,053,752 respectively, a decrease of $1,406,805 or approximately 46%. The decrease in sales during the year ended December 31, 2014 was primarily attributable to a decrease in sales of approximately $1,414,000  to two significant wholesale customers as compared to the year ended December 31, 2013. The decrease in sales was also due to the delay in the release of our new portable product as our wholesale customers preferred to purchase the newer version of our portable product. Additionally, the decrease was due to we have commenced selling our rework stationary product by late 2014 after the completion of the rework and revisions made to our infringed stationary product in late 2014. We expect our revenues to increase during fiscal 2015 as we expect to release the new portable product by fiscal 2015 and expected sales from our rework stationary product. However, we are unable at this time to estimate the amount of the expected increases.

Cost of Sales

Cost of goods sold for the year ended December 31, 2014 and 2013 were $710,423 and $1,546,821, respectively, a decrease of $836,398 or approximately 54%. The decrease is primarily due to the decrease in our revenue and a higher margin from our website sales.

Operating Expenses

Total operating expenses for the year ended December 31, 2014 and 2013 were $1,302,836 and $1,165,246, respectively, an increase of $137,590 or approximately 12%. The increase in operating expenses is primarily due to higher expenses for salaries for qualified people to work on our new product. Compensation to officers and employees increased by approximately $121,424, and professional fees also increased during the year ended December 31, 2014 due to an increase in legal fees for a patent litigation that the Company is involved in and increase accounting fees resulting from the audit of our financial statements for our SEC filings.

Other Expense, net

Total other expense, net for the year ended December 31, 2014 and 2013 were $57,612 and $33,166, respectively, an increase of $24,446 or approximately 74%. The increase in other expenses is primarily attributable to the recognition of settlement of potential litigation of $40,000 related to a patent litigation against us.

Net (loss) Income

Net (loss) income for the year ended December 31, 2014 and 2013 was ($423,924) and $308,519, respectively, as a result of the items discussed above.

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

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2014 we had a cash balance of $27,304 and working capital deficit of ($433,694). During the year ended December 31, 2014, we borrowed a total of $287,000  of loans to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital and net revenues to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2014 had a material impact on our operations.

Off-Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances and evaluation of impairment of long lived assets and intangible assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Intangible assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company considers current events and circumstances by attending trade shows, having a constant direct dialogue with our distributors, and an internal review and research by management to keep current with the vaporizer industry and to determine if there are any economic downturn.

The Company evaluates the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. If it is determined by reviewing the above factors that a possible impairment exists, the Company must then determine if the carrying amount of the intangibles is recoverable based upon the comparison of the total undiscounted future cash flows from the intangibles to the carrying amount of the intangibles. Based on our assessment in fiscal 2014, we determined that the sum of the future undiscounted cash flows exceeded the carrying amount of the intangibles and therefore the carrying amount of the intangible is recoverable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

DECEMBER 31, 2014 and 2013

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vapir Enterprises, Inc.

We have audited the consolidated balance sheets of Vapir Enterprises, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity and cash flows for the reporting periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the reporting periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 31, 2015

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$27,304	$24,803
Accounts receivable	2,588	122,729
Inventory	110,551	46,352
Advances to suppliers	67,652	-

Total Current Assets	208,095	193,884

OTHER ASSETS:
Property and equipment, net	3,732	27,175
Intangible assets, net	442,352	509,528

Total Other Assets	446,084	536,703

Total Assets	$654,179	$730,587

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$236,051	$41,317
Loan payable	197,000	176,000
Note payable - current maturities	19,800	19,800
Customer deposits	52,938	13,929
Advances from related party	136,000	-

Total Current Liabilities	641,789	251,046

LONG-TERM LIABILITIES:
Note payable, net of current maturities	25,050	44,850

Total Long-term Liabilities	25,050	44,850

Total Liabilities	666,839	295,896

COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock $0.001 par value: 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized;
48,280,962 and 38,624,768 shares issued and outstanding, respectively	48,281	38,625
Additional paid in capital	(60,941)	361,375
Accumulated (deficit) earnings	-	34,691

Total Stockholders' Equity (Deficit)	(12,660)	434,691

Total Liabilities and Stockholders' Equity (Deficit)	$654,179	$730,587

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2014	December 31, 2013

Net sales	$1,646,947	$3,053,752

Cost of sales	710,423	1,546,821

Gross profit	936,524	1,506,931

OPERATING EXPENSES:
Selling expenses	72,217	76,075
Compensation	655,126	533,702
Research and development	81,521	88,847
General and administrative	493,972	466,622

Total Operating Expenses	1,302,836	1,165,246

INCOME (LOSS) FROM OPERATIONS	(366,312)	341,685

OTHER INCOME (EXPENSE):
Settlement of potential litigation	(40,000)	-
Interest expense, net	(17,612)	(33,166)

Other income (expense), net	(57,612)	(33,166)

NET INCOME (LOSS)	$(423,924)	$308,519

PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(423,924)	308,519

INCOME TAX PROVISION (BENEFIT)	(104,896)	104,896

NET INCOME (LOSS)	$(319,028)	$203,623

EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.01)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	38,651,223	38,624,768

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Year Ended December 31, 2013 and 2014

	Common Stock $0.001 Par Value		Additional	Accumulated	Total Stockholders'
	Number of		Paid-in	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2012	38,624,768	$38,625	$361,375	$-	$400,000

Stockholder's Distribution	-	-	-	(273,828)	(273,828)

Net income	-	-	-	308,519	308,519

Balance, December 31, 2013	38,624,768	38,625	361,375	34,691	434,691

Reverse acquisition adjustment	9,656,194	9,656	(33,083)	-	(23,427)

Net loss	-	-	-	(423,924)	(423,924)

Reclassification of undistributed retained earnings as of December 30, 2014 to additional paid-in capital	-	-	(389,233)	389,233	-

Balance, December 31, 2014	48,280,962	$48,281	$(60,941)	$-	$(12,660)

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(423,924)	$308,519
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	170	-
Depreciation	23,443	7,247
Amortization	67,176	66,904
Changes in assets and liabilities:
Accounts receivable	119,971	(122,604)
Advances to suppliers	(67,652)	-
Inventory	(64,199)	50,297
Other receivable	-	5,000
Accounts payable and accrued expenses	171,307	(111,110)
Customer deposits	39,009	(150,128)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(134,699)	54,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,640)
Capitalized cost of trademark	-	(3,900)

NET CASH USED IN INVESTING ACTIVITIES	-	(8,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	266,000	53,974
Repayments to related party for advances	(130,000)	-
Proceeds received from loan	21,000	110,000
Payments on notes payable	(19,800)	(19,800)
Stockholder's distribution	-	(273,828)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	137,200	(129,654)

NET CHANGE IN CASH	2,501	(84,069)

CASH - beginning of year	24,803	108,872

CASH - end of year	$27,304	$24,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,612	$33,166
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements

Vapir Enterprises, Inc. and Subsidiary

December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Vapir Enterprises, Inc.

Vapir Enterprises Inc. (formerly FAL Exploration Corp.) (“Vapir Enterprises” or the “Company”) was incorporated in the State of Nevada on December 17, 2009. The Company’s principal business is focused on inventing, developing and producing aromatherapy devices and vaporizers. The Company’s aromatherapy devices utilize heat and convection air and thereby extract natural essences and produce fresh fragrances.

Acquisition of Vapir, Inc. Treated as a Reverse Acquisition

On December 30, 2014, Vapir, Inc., a private California corporation (“Vapir”), which is the historical business, entered into a Share Exchange Agreement with the Company, all of the stockholders of Vapir (the “Vapir Shareholders”), and the Company’s controlling stockholders whereby the Company agreed to acquire all of the issued and outstanding capital stock of Vapir in exchange for 38,624,768 shares of the Company’s common stock. On December 30, 2014, the transaction closed and Vapir is now a wholly-owned subsidiary of the Company. The number of shares issued represented approximately 80.0% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement. In addition, Vapir’s board of directors and management obtained the board and management control of the combined entity stock immediately after the consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholders of Vapir, for financial statement reporting purposes, the business combination between Vapir and Vapir Enterprises has been treated as a reverse acquisition with Vapir deemed the accounting acquirer and Vapir Enterprises deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. The reverse acquisition is deemed a capital transaction and the net assets of Vapir (the accounting acquirer) are carried forward to Vapir Enterprises (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of Vapir Enterprises and the assets and liabilities of Vapir which are recorded at historical cost. The equity of the combined entity is the historical equity of Vapir retroactively restated to reflect the number of shares issued by Vapir Enterprises in the transaction.

Vapir, Inc. was incorporated in the State of California in October 2006.

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)	Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iv)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Vapir Enterprises, Inc.	The State of Nevada, U.S.A.	December 17, 2009	100%

Vapir, Inc.	The State of California, U.S.A.	October 2006 (December 30, 2014)	100%

The consolidated financial statements include all accounts of the Company as of December 31, 2014 and for the period from December 30, 2014 (date of acquisition) through December 31, 2014; Vapir as of December 31, 2014 and 2013 and for the years then ended.

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, advances to suppliers, accounts payable and accrued liabilities, and customer deposits approximate their fair values because of the short maturity of these instruments.

The carrying amount of the loan payable and note payable at December 31, 2014 and 2013 approximate their respective fair values based on the Company’s incremental borrowing rate.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2014 and 2013.

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

As of December 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

Bad debt expense is included in general and administrative expenses.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of December 31, 2014 and 2013, there was no allowance for doubtful accounts. The Company recorded bad debt expense of $170 and $0 during the year ended December 31, 2014 and 2013, respectively.

Inventory

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was no inventory obsolescence for the reporting period ended December 31, 2014 or 2013.

There was no lower of cost or market adjustments for the reporting period ended December 31, 2014 or 2013.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchased of inventory. The advances to suppliers are interest free and unsecured.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Auto	3

Furniture and fixture	5

Leasehold improvement	*

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 a lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Intangible assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets” and records intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with SFAS 141 “Business Combinations”.

Customer Relationships are based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated life of the customer relationships.

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company evaluates the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of the products, in compliance with its revenue recognition policy.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Advertising Costs

The Company follows the guidance of the Section 720-35-25 of the FASB Accounting Standards Codification (“Section 720-35-25”) as to when advertising costs should be expensed. Pursuant to ASC Paragraph 720-35-25-1 the costs of advertising shall be expensed either as incurred or the first time the advertising takes place. The accounting policy the Company selected from these two alternatives was to expense the advertising costs when the first time the advertising takes place. Deferring the costs of advertising until the advertising takes place assumes that the costs have been incurred for advertising that will occur, such as the first public showing of a television commercial for its intended purpose and the first appearance of a magazine advertisement for its intended purpose. Such costs shall be expensed immediately if such advertising is not expected to occur.

Pursuant to ASC Paragraph 720-35-25-5 costs of communicating advertising are not incurred until the item or service has been received and shall not be reported as expenses before the item or service has been received, such as the costs of television airtime which shall not be reported as advertising expense before the airtime is used. Once it is used, the costs shall be expensed, unless the airtime was used for direct-response advertising activities that meet the criteria for capitalization under ASC paragraph 340-20-25-4.

Advertising costs were $24,800 and $26,372 for the period ended December 31, 2014 and 2013, respectively.

Deferred Tax Assets and Income Tax Provision

The Company was a Subchapter S corporation, until December 30, 2014 during which time the Company was treated as a pass through entity for federal income tax purposes. Under Subchapter S of the Internal Revenue Code stockholder of an S corporation are taxed separately on their distributive share of the S corporation’s income whether or not that income is actually distributed.

Effective December 31, 2014, the Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Pro Forma Income Tax Provision (Benefit) (Unaudited)

The Company was a Subchapter S corporation, until December 30, 2014 during which time the Company was treated as a pass through entity for federal income tax purpose. Under Subchapter S of the Internal Revenue Code the operating results of the S corporation prior to December 30, 2014 were included in the income tax returns of the stockholders of the S corporation, i.e. the stockholders of an S corporation are taxed separately on their distributive share of the S corporation’s income whether or not that income is actually distributed.

The unaudited pro forma income tax provision, deferred tax assets, and the valuation allowance of deferred tax assets, if any, included in the consolidated financial statements and income tax provision note reflect the income tax provision which would have been recorded as if the S corporation had always been a C corporation upon its incorporation.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended December 31, 2014	For the Reporting Period Ended December 31, 2013

Stock Option Shares	100	-

Sub-total: stock option shares	100	-

Warrant Shares	1,263	-

Sub-total: warrant shares	1,263	-

Total contingent shares issuance arrangement, stock options or warrants	1,363	-

There were no incremental common shares under the Treasury Stock Method for the reporting period ended December 31, 2014 or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

●	Eliminating the presumption that a general partner should consolidate a limited partnership.

●	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

●	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

●	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

●	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, included with this filing, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	December 31, 2014	December 31, 2013

Auto	3 years	12,522	12,522
Furniture and fixtures	5 years	23,743	19,103
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(67,739)	(44,296)
		$3,732	$27,175

(i) Depreciation Expense

Depreciation expense amounted to $23,443 and $7,247 for the year ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company fully depreciated the cost of leasehold improvements as the Company moved to a new office space in June 2014.

(ii) Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	December 31,	December 31,
	2014	2013

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(565,290)	(498,114)
Intangible assets, net	$442,352	$509,528

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated fifteen year life of the Customer Relationships.

Legal costs associated with serving and protecting trademark are being capitalized. The Company filed trademarks for its company logos with an estimated useful life of 15 years. The Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Amortization of intangible assets is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values.

Amortization expense was $67,176 and $66,904 for the year ended December 31, 2014 and 2013, respectively.

Future amortization of intangible assets is as follows:

2015	$67,205
2016	67,205
2017	67,205
2018	67,205
2019 and thereafter	173,532
Total	$442,352

Impairment

The Company completed the annual impairment test of intangibles and determined that there was no impairment as the fair value of intangibles, exceeded their carrying values at December 31, 2014.

Note 6 – Note and Loan Payable

Loan payable

	December 31, 2014	December 31, 2013

Business loan obtained in May 2011 from Bank of the West with a credit line up to $200,000 and secured by all assets of the Company. This loan bears interest at 4.75% per annum.	$197,000	$176,000

Note payable

	December 31, 2014	December 31, 2013

4.75% Promissory note of $100,000 issued to Bank of the West on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012	44,850	64,650

Less : Current maturities	(19,800)	(19,800)
Note payable, net of current maturities	$25,050	$44,850

Future minimum principal and interest payment under the note are as follows:

Fiscal Year ending December 31:

2015	$21,499

2016	20,559

2017	5,294

47,352

Less interest portion	(2,502)

Total	44,850

Less current maturities	(19,800)

Note payable, net of current maturities	$25,050

Amounts outstanding under the loan and note above are personally guaranteed by the CEO of the Company.

Note 7 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Management and significant stockholders

Mr. Hamid Emarlou	Chairman, CEO and significant stockholder of the Company

Advances from Significant Stockholder

From time to time, Chairman, CEO and significant stockholders of the Company advance funds to the Company for working capital purpose. These advances are unsecured, due upon demand and bears 5% interest per annum.

During 2014, the Company’s CEO provided advances to the Company for working capital purposes for a total of $266,000 and the Company repaid $130,000 of these advances leaving a balance of $136,000 at December 31, 2014. The advances are due on demand and bear 5% interest per annum. The Company incurred and paid interest of $1,470 during the year ended December 31, 2014. Accrued interest related to these advances as of December 31, 2014 amounted to $0.

Note 8 – Commitments and Contingencies

Operating lease

A lease agreement was signed for an office and warehousing space consisting of approximately 3,200 square feet located in San Jose, California with an initial term commencing in October 2009 and expiring in September 30, 2030. The lease required the Company to pay a monthly base rent of $3,135 plus real property taxes on the lease premises. In June 2014, the Company entered into a termination agreement with the landlord thereby terminating this lease agreement. The Company has fulfilled its obligation under this lease agreement upon termination.

In August 2011, the Company entered into a 1 year lease agreement for a temporary housing space located in San Jose, California for a marketing contractor of the Company. This lease became a month to month lease after the initial 1 year lease term.  The lease required the Company to pay a monthly base rent of $2,590. This month to month lease was terminated in June 2014.

In February 2013, the Company entered into a motor vehicle lease agreement.  The lease is for 24 months with monthly payments of $759.

In June 2014, a lease agreement was signed for an office and warehousing space consisting of approximately 5,000 square feet located in San Jose, California with a term commencing in June 2014 and expiring in October 2015. The lease requires the Company to pay a monthly base rent of $3,535 plus a pro rata share of operating expenses. The base rent is subject to an annual increase beginning in November 2014 as defined in the lease agreement. This lease agreement is personally guaranteed by the President of the Company.

Future minimum rental payments required under this operating lease are as follows:

Fiscal Year ending December 31:

2015	$36,868

Total	$36,868

Rent expense was $72,188 and $72,966 for the year ended December 31, 2014 and 2013, respectively.

Litigation

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Notwithstanding the foregoing, on November 3, 2014, the Company was served with a lawsuit from Storz & Bickel, a German competitor of the Company. The lawsuit claims patent infringement of Storz & Bickel’s German patent no DE 198 03 376 C1. The lawsuit was filed in Germany with the regional court of Mannheim. The lawsuit alleges estimated damages in the amount of €750,000 euros. The Company has filed a notice of its intent to defend the lawsuit and has filed an answer to the complaint requesting additional time. The lawsuit is still ongoing and the Company is working to settle the matter.

Additionally, on October 15, 2014, Storz & Bickel filed a lawsuit with the United States District Court, Central District of California against the Company alleging patent infringement of Storz & Bickel’s US patent no. 6,513,524, which is the US counterpart to the German patent. The US District lawsuit seeks injunction against distribution of the Company’s VapiRise product, damages, interest, costs, treble damages, and attorney’s fees.

Storz & Bickel has not yet served the US District lawsuit; Storz & Bickel’s US counsel has contacted the Company to initiate settlement discussions, but it is anticipated that Storz & Bickel will serve the US District complaint if settlement discussions are not productive.

The Company has a proposed settlement agreement which provides for payment of $40,000 by Vapir and the transfer of its trademark for release of all claims under the lawsuits. The $40,000 has been accrued by the Company and reflected in the Consolidated Statement of Operations for the year ended December 31, 2014.

Note 9 – Stockholders’ Equity

Shares Authorized

The authorized capital of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

On December 30, 2014, Vapir entered into a Share Exchange Agreement with the Company, all of the stockholders of Vapir, and the Company’s controlling stockholders whereby the Company agreed to acquire all of the issued and outstanding capital stock of Vapir in exchange for 38,624,768 shares of the Company’s common stock. On December 30, 2014, the transaction closed and Vapir is now a wholly-owned subsidiary of the Company. This transaction was accounted for as a reverse acquisition and recapitalization of Vapir since the shareholders of Vapir obtained approximately 80% voting control and management control of the Company.

Vapir is considered the acquirer for accounting purposes. The Company is deemed to have issued 9,656,194 shares of common stock which represents the outstanding common shares of the Company prior to the closing of the transaction.

Common Stock

Immediately prior to the consummation of the Share Exchange Agreement on December 30, 2014, the Company had 9,656,194 common shares issued and outstanding.

Upon consummation of the Share Exchange Agreement on December 30, 2014, the Company issued 38,624,768 shares of its common stock for the acquisition of 100% of the issued and outstanding capital stock of Vapir, Inc.

Capital Contribution

The Company applied ASC 505-10-S99-3 issued by the United States Securities and Exchange Commission (the “SEC”), by reclassifying Vapir’s S corporation undistributed retained earnings of ($389,233) at December 31, 2014 to additional paid-in capital.

Warrants

Stock warrant activities for the year ended December 31, 2014 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	-	$-	-	$-
Recapitalization on December 30, 2014	1,263	1,248	2.11	-
Issued	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at December 31, 2014	1,263	1,248	2.11	-
Warrants exercisable at December 31, 2014	1,263	$1,248	2.11	$-

Options

Stock option activities for the year ended December 31, 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	-	$-	-	$-
Recapitalization on December 30, 2014	100	700	2.17	-
Issued	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at December 31, 2014	100	700	2.17	-
Options exercisable at December 31, 2014	100	$700	2.17	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the year ended December 31, 2014 was $0. As of December 31, 2014, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0.

Note 10 – Income Tax Provision

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

For the Period from December 30 through December 31, 2014

Federal statutory income tax rate	34.0%

Net operating loss carry-back	(34.0)

Effective income tax rate	0.0%

Pro Forma Income Tax Provision in the Consolidated Statements of Operations (Unaudited)

The Company was a Subchapter S corporation, until December 30, 2014 during which time the Company was treated as a pass through entity for federal income tax purpose. Under Subchapter S of the Internal Revenue Code the operating results of the S corporation prior to December 30, 2014 were included in the income tax returns of the stockholders of the S corporation, i.e. the stockholders of an S corporation are taxed separately on their distributive share of the S corporation’s income whether or not that income is actually distributed.

The unaudited pro forma income tax provision, deferred tax assets, and the valuation allowance of deferred tax assets, if any, included in the consolidated financial statements and income tax provision note reflect the income tax provision which would have been recorded as if the S corporation had always been a C corporation upon its incorporation.

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows would the Company had always been the C Corporation upon the incorporation of the Predecessor:

	For the Reporting Period Ended December 31, 2014	For the Reporting Period Ended December 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Net operating loss carry-back	(34.0)	(0.0)

Effective income tax rate	0.0%	34.0%

Note 11 – Concentration of Credit Risk

Concentration of Revenue and Supplier

During the year ended December 31, 2014 sales to one customer represented approximately 37% of the Company’s net sales. During the year ended December 31, 2013 sales to two customers represented approximately 67% of the Company’s net sales. As of December 31, 2014 and 2013, the Company had one customer representing approximately 79% of accounts receivable and one customer representing approximately 93% of accounts receivable, respectively.

The Company purchased inventories and products for sale from one vendor totaling approximately $620,000 and $1.3 million during the years ended December 31, 2014 and 2013, respectively.

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was no reportable subsequent event(s) to be disclosed.

In February 2015, the Company’s CEO provided advances to the Company for working capital purposes for a total of $30,000. The advances are due on demand and bear 5% interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

(i) On December 30, 2014, we dismissed our independent registered public accounting firm, Salberg & Company, P.A (“Salberg”).

ii) The report of Salberg dated April 11, 2014 on the financial statements of the Company as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, changes in stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

(iii) The decision to change independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

(iv) During the Company’s two most recent fiscal years ended December 31, 2013 and 2012 and any subsequent interim periods through December 30, 2014, the date of dismissal, (a) there were no disagreements with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Salberg, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

(v) On December 30, 2014 the Company provided Salberg with a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is herein incorporated by reference to the Current Report on Form 8-K, filed on December 30, 2014.

New independent registered public accounting firm

On December 30, 2014, the Board of Directors of the Company engaged Li and Company, PC (“LICO”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2013 and 2012 and any subsequent interim periods through the date hereof prior to the engagement of LICO, neither the Company, nor someone on its behalf, has consulted LICO regarding:

(i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

 (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act due to the material weaknesses in our internal control over financial reporting. A discussion of the material weaknesses in our internal control over financial reporting is described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO, or persons performing similar functions, and effected by our board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual Consolidated Financial Statements.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2014 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

Management has determined that, as of the December 31, 2014 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified:

●	inadequate personnel for documenting and execution of processes related to accounting for transactions;

●	inadequate segregation of duties due to the limited size of the accounting department; and

●	a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2015, including the implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a Chief Financial Officer as a full time employee.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2014, that materially affected, or is likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are our present directors and executive officers as of March 31, 2015. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name	Age	Position	Commencement of Service As Officer/Director
Hamid Emarlou(1)	54	Chief Executive Officer & President	2014
Adam Kotkin	35	Director	2009
Masoud Shahidi (1)	72	Director	2014
Dr. Shadi Shayegan, DMD(1)	44	Corporate Secretary	2014

(1) These individuals were directors of Vapir, Inc. prior to the consummation of the transactions contemplated by the Exchange Agreement and became officers and director of the Company pursuant to the terms of the Exchange Agreement.

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Hamid Emarlou, age 54, CEO and President

Hamid Emarlou, an accomplished Senior Level Executive, with over 25 years of driving process improvement, increasing revenues, and building top performing management infrastructures is currently the CEO and president at Vapir Inc. Prior to forming and managing Vapir Inc., from 2005 until 2007, Mr. Emarlou forged a successful career as Vice President of Global operations with Wyse Technology, a leading developer of Thin Client computers. From 1982 until 2003, Mr. Emarlou worked as Vice President of Operations at Solectron Corporation, a leading electronics service provider and manufacturer.

Mr. Emarlou was a sitting board member of the Associated Industries of Massachusetts and Center for Quality management at Cambridge Massachusetts.

Dr. Shadi Shayegan, age 44, Corporate Secretary

Dr. Shayegan has been working with Vapir Inc. during the past five years. Dr. Shayegan is an officer at Vapir Inc. She advises CEO, Hamid Emarlou, on health aspects of vaporization and aromatherapy product development. She formed the "Health and Safety" committee that oversees and approves materials used in the development of Vapir Inc. products. Prior to joining Vapir Inc., from 2001 until 2002, Dr. Shayegan practiced dentistry at Great Brook Valley Health Center in Worcester, Massachusetts.

Dr. Shayegan studied Microbiology as her undergraduate major and furthered her education at Boston University and earned her doctorate in dentistry.

Adam Kotkin, age 35, Director

Prior to becoming a member of the Board, Mr. Kotkin was previously the Chief Executive Officer of Fal Exploration Inc. (f/k/a Apps Genius). He also served as the Chief Operating Officer and Board Member of PeopleString Corporation from January 2009 to the present and Chief Operating Officer, Board Member and Co-founder of BigString Corporation, an online messaging company, from October 2003 to November 2010. Mr. Kotkin still remains as a board member of BigString Corporation. Past experiences include serving as the business manager for InsuranceGenie.com, an online insurance agency, and serving as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics.

Masoud Shahidi, 72, Director

In addition to serving on the Board of Directors of the Company, Mr. Shahidi has served since 2005 as the owner of Emad Properties, LLC, a commercial real estate company located in Menlo Park, California. Additionally, since April 2004, he has been a Principal at EnS Associates Investments, LLC, a commercial real estate company, located in San Jose, California. Prior to holding these positions, Mr. Shahidi worked from 2004 until 2009 as the CEO and President of Rathbun Associates, a select 3M converter, as well as a re-seller and distributor serving the South San Francisco Bay area and the Silicon Valley, Northern California, as well as sales world-wide. Mr. Shahidi received his B.S. in business administration from San Jose State University.

Involvement in Certain Legal Proceedings

To the best of our knowledge, neither of our sole director and executive officer or our promoter and control person (as identified under “Certain Relationships and Related Transactions”) has, during the past ten years:

-	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

-	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

-	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

-	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

-	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees; Audit Committee Financial Expert

Our board does not have an Audit Committee or other committees.

Changes in Nominating Procedures

None.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business. We intend in the future to hire independent contractors on an as needed basis.

Family Relationships

None of the directors and officers is related to any other director or officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the years ended December 31, 2014 and 2013 for our named executive officers of Vapir.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Hamid Emarlou President and Chief	2014	$200,400	-	-		-	-	$10,800	(4)	$211,200
Executive Officer	2013	150,000	-	-		-	-	10,800	(4)	160,800

Adam Kotkin (1)	2014	43,313	-	-		-	-	-		43,313
Chief Executive Officer	2013	87,000	-	20,000	(2)	-	-	-		107,000

Adam Wasserman (1)	2014	25,000	-	23,420	(5)	-	-	-		48,420
Chief Financial Officer	2013	33,000	-	-		-	-	-		33,000

Dr. Shadi Shayegan	2014	48,800	-	-		-	-	-		48,800
Corporate Secretary	2013	$36,000	-	-		-	-	-		$36,000

(1)	Mr. Kotkin and Mr. Wasserman resigned as our Chief Executive Officer and Chief Financial Officer, respectively, effective December 30, 2014. Mr. Kotkin remains on our Board of Directors following his termination. Mr. Wasserman is the owner of CFO Oncall, Inc.

(2)	Represents 20,000,000 shares issued at a value of $0.001 per shares based on the sale of common stock in a private placement at $0.001 per common share.

(3)	Represents 667,207 aggregate shares issued at an average value of approximately $0.04 per share based on quoted trading prices of the common stock on the grant dates.

(4)	Mr. Emarlou was provided a car allowance in 2013 and 2014 of $900 a month covering car payments and insurance expenses.

(5)	In September 2014, Mr. Wasserman received a stock award of 46,840 at $0.50 per share.

Employment Agreement with Executives

We have not entered into employment agreements with our officers and directors. Additionally, we have not approved any retirement benefit plan, termination or severance provisions for any of our named executive officers. Mr. Emarlou and Dr. Shayegan are employed at will such that either the Company or Mr. Emarlou and Dr. Shayegan may terminate the employment relationship at any time, with or without cause. Mr. Emarlou and Dr. Shayegan receive salaries and Mr. Emarlou received a car allowance in 2013.

Mr. Kotkin and Mr. Wasserman terminated as employees of the Company effective December 30, 2014. Prior to their termination, neither officer was party to an employment agreement nor any retirement benefits plan or termination or severance agreements or provisions.

Outstanding Equity Awards at December 31, 2014.

There were no outstanding equity awards held by any of our officers as of December 31, 2014.

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

No instruments have been granted or issued under the Plan. As a result, there are no securities that are to be issued upon the exercises of outstanding options, warrants and rights under the Plan and the original number of shares set aside for issuance under the Plan (5,000,000) remains available for future issuances.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. Officers are elected by and serve at the discretion of the board.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. Immediately following the closing of the Exchange Agreement, we have 48,280,976 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of the Merger, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address	Beneficial Ownership		Percentage of Class (1)
Officers and Directors Hamid Emarlou 18188 Wagner Road, Los Gatos, CA 95032	37,984,768		78.67%
Shadi Shayegan 18188 Wagner Road, Los Gatos, CA 95032	300,000		*
Adam Kotkin 431 Fairway Drive, Suite 260, Deerfield Beach, FL 33441	999,980		2.07%
Adam Wasserman 1643 Royal Grove Way, Weston, FL 33327	137,010	(2)	*
All officers/directors as a group, including a former officer (4 persons)	39,421,758		81.65%

5 % Shareholders Whalehaven Capital Fund Ltd. 285 Grand Ave Patriot Center, Bldg 5, 2nd Fl, Englewood, NJ 07361	3,881,250		8.04%

*	Represents less than 1% ownership.

(1)	Based on 48,280,976 shares of common stock outstanding.

(2)

CFO Oncall, Inc. owns 136,990 shares of our common stock. Mr. Wasserman owns 80% of CFO Oncall, Inc. Mr. Wasserman also holds 20 shares of our common stock in his own name. Mr. Wasserman resigned as our Chief Financial Officer effective December 30, 2014.

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Currently, we have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

Related Party Transactions

From time to time, the Company’s CEO of the Company, provides advances to the Company for working capital purposes. During 2014, the Company’s CEO provided advances to the Company for working capital purposes for a total of $266,000 and repaid $130,000 of these advances leaving a balance of $136,000 at December 31, 2014. The advances were due on demand and each loan bears interest at 5% per annum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years ended December 31, 2014 and 2013 were:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$25,000	$25,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$25,000	$25,000

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.   Audit services include audit work performed in the preparation of year-end financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services, assistance reviewing our quarterly financial statements and SEC filings, and consultation regarding financial accounting and/or reporting standards.

2.   Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.   Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.   Other Fees are those associated with services not captured in the other categories.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

Exh. No.	Exhibit Description
2.1	Share Exchange Agreement, dated December 30, 2014[1]
3.1	Articles of Incorporation, dated December 19, 2009[1]
3.11	Certificate of Amendment, dated July 9, 2013[1]
3.12	Certificate of Amendment, dated September 17, 2014[1]
3.2	By-laws[1]
10.1	Securities Purchase Agreement by and between FAL Minerals LLC and FAL Exploration Corp, dated as of October 7, 2013[1]
10.2	Membership Interest Purchase Agreement by and between FAL Minerals, LLC and David Lubin & Associates, PLLC, dated October 9, 2013[1]
10.3	Real Estate Purchase and Sale Agreement by and between Alpha Capital Anstalt, Adventures Ventures LLC, Whalehaven Capital Fund, LTD, DPIT 5 LLC and OJA LLC and FAL Exploration Corp., dated as of November 13, 2013[1]
10.4	Short Term Loan Contract between Vapir Enterprise Inc. and Hamid Emarlou[1]
10.5	Termination Agreement by and between Alpha Capital Anstalt, Adventures Ventures LLC, Whalehaven Capital Fund, LTD, DPIT 5 LLC and OJA LLC and Vapir Enterprises Inc. f/k/a FAL Exploration Corp., dated as of December 30, 2014[1]
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Presentation Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

1Filed in the Current Report on Form 8-K, dated March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapir Enterprises, Inc.

Date: March 31, 2015	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer)

