Form 10-Q
period 2015-03-31
VAPIR ENTERPRISES INC.
filed 2015-05-15
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185083

VAPIR ENTERPRISES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1517938
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2365 Paragon Dr., Suite B

San Jose, California 95131

(Address of principal executive offices)

(800) 841-1022
(Address of principal executive offices)

None

 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90  days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2015, there were 48,405,976 shares of common stock, par value $0.001, outstanding.

VAPIR ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2015

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Vapir Enterprises, Inc.    “SEC” refers to the Securities and Exchange Commission.

VAPIR ENTERPRISES, INC.

March 31, 2015 and 2014

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2015 (Unaudited) and December 31, 2014	2

Consolidated Statements of Operations -
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)	3

Consolidated Statements of Cash Flows –
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)	4

Notes to the Consolidated Financial Statements (Unaudited)	5

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$20,112	$27,304
Accounts receivable	1,721	2,588
Inventory	130,316	110,551
Advances to suppliers	27,217	67,652

Total Current Assets	179,366	208,095

OTHER ASSETS:
Property and equipment, net	3,342	3,732
Intangible assets, net	425,562	442,352

Total Other Assets	428,904	446,084

Total Assets	$608,270	$654,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$206,895	$236,051
Loan payable	197,000	197,000
Note payable - current maturities	19,800	19,800
Customer deposits	105,713	52,938
Advances from related party	263,000	136,000

Total Current Liabilities	792,408	641,789

LONG-TERM LIABILITIES:
Note payable, net of current maturities	20,100	25,050

Total Long-term Liabilities	20,100	25,050

Total Liabilities	812,508	666,839

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized; 48,405,962 and 48,280,962 shares issued and outstanding, respectively	48,406	48,281
Additional paid in capital	1,434	(60,941)
Accumulated deficit	(254,078)	-

Total Stockholders' Deficit	(204,238)	(12,660)

Total Liabilities and Stockholders' Deficit	$608,270	$654,179

See accompanying notes to the unaudited consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Net sales	$334,615	$379,185

Cost of sales	185,775	151,767

Gross profit	148,840	227,418

OPERATING EXPENSES:
Selling expenses	21,818	8,381
Compensation	142,959	144,320
Professional fees	139,646	18,280
General and administrative	91,421	101,570

Total Operating Expenses	395,844	272,551

LOSS FROM OPERATIONS	(247,004)	(45,133)

OTHER INCOME (EXPENSE):
Interest expense, net	(7,074)	(3,403)

Other income (expense), net	(7,074)	(3,403)

LOSS BEFORE INCOME TAX PROVISION	(254,078)	(48,536)

INCOME TAX PROVISION	-	-

NET LOSS	$(254,078)	$(48,536)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	48,335,129	38,624,768

See accompanying notes to the unaudited consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,078)	$(48,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	390	1,270
Amortization	16,790	16,687
Common stock issued for services earned	62,500	-
Changes in assets and liabilities:
Accounts receivable	867	121,702
Advances to suppliers	40,435	-
Inventory	(19,765)	(3,572)
Accounts payable and accrued expenses	(29,156)	4,925
Customer deposits	52,775	74,405

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(129,242)	166,881

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	130,000	-
Repayments to related party for advances	(3,000)	-
Payments on notes payable	(4,950)	(4,950)
Stockholder's distribution	-	(49,600)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	122,050	(54,550)

NET CHANGE IN CASH	(7,192)	112,331

CASH - beginning of year	27,304	24,803

CASH - end of period	$20,112	$137,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,066	$3,403
Income taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

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

Basis of Presentation- Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

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

(v)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The consolidated financial statements include all accounts of the Company and Vapir as of March 31, 2015 and for the three months then ended.

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

The carrying amount of the loan payable and note payable approximate their respective fair values based on the Company’s incremental borrowing rate at March 31, 2015 and December 31, 2014.

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

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015 and 2014, there was no allowance for doubtful accounts. The Company did not record any bad debt expense during the three months ended March 31, 2015 and 2014, respectively.

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

There was no inventory obsolescence for the reporting period ended March 31, 2015 or 2014.

There was no lower of cost or market adjustments for the reporting period ended March 31, 2015 or 2014.

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

Advertising costs were $7,914 and $2,890 for the period ended March 31, 2015 and 2014, respectively.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended March 31, 2015	For the Reporting Period Ended March 31, 2014
Stock Option Shares	100	-

Sub-total: stock option shares	100	-

Warrant Shares	1,263	-

Sub-total: warrant shares	1,263	-

Total contingent shares issuance arrangement, stock options or warrants	1,363	-

There were no incremental common shares under the Treasury Stock Method for the reporting period ended March 31, 2015 or 2014.

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

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price.

4.	Allocate the transaction price to the performance obligations in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligations.

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

3.	Assets recognized from the costs to obtain or fulfill a contract.

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

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

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.

•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

•	Excluding certain money market funds from the consolidation guidance.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	March 31, 2015	December 31, 2014
Auto	3 years	12,522	12,522
Furniture and fixtures	5 years	23,743	23,743
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(68,129)	(67,739)
		$3,342	$3,732

(i)	Depreciation Expense

Depreciation expense amounted to $390 and $1,270 for the three months ended March 31, 2015 and 2014, respectively.

(ii)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2015	2014
Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(582,080)	(565,290)
Intangible assets, net	$425,562	$442,352

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

Amortization expense was $16,790 and $16,687 for the three months ended March 31, 2015 and 2014, respectively.

Future amortization of intangible assets is as follows:

2015 (remainder of the year)	$50,415
2016	67,205
2017	67,205
2018	67,205
2019 and thereafter	173,532
Total	$425,562

Note 6 – Note and Loan Payable

Loan payable

	March 31, 2015	December 31, 2014
Business loan obtained in May 2011 from Bank of the West with a credit line up to $200,000 and secured by all assets of the Company. This loan bears interest at 4.75% per annum.	$197,000	$197,000

Note payable

	March 31, 2015	December 31, 2014
4.75% Promissory note of $100,000 issued to Bank of the West on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012	39,900	44,850

Less : Current maturities	(19,800)	(19,800)
Note payable, net of current maturities	$20,100	$25,050

Future minimum principal and interest payment under the note are as follows:

Fiscal Year ending December 31:

2015 (remainder of the year)	$16,036

2016	20,559

2017	5,294

41,889

Less interest portion	(1,989)

Total	39,900

Less current maturities	(19,800)

Note payable, net of current maturities	$20,100

Amounts outstanding under the loan and note above are personally guaranteed by the CEO of the Company.

Note 7 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Management and significant stockholders

Mr. Hamid Emarlou	Chairman, CEO and significant stockholder of the Company

Advances from Executive Officer, Significant Stockholder

From time to time, Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose. These advances are unsecured, due upon demand and bear 5% interest per annum.

During first quarter of 2015, the Company’s CEO provided advances to the Company for working capital purposes for a total of $130,000 and the Company repaid $3,000 of these advances. The advances are due on demand and bear 5% interest per annum. At March 31, 2015 and December 31, 2014, these advances amounted to $263,000 and $136,000, respectively. The Company accrued interest due to the Company’s CEO with respect to these amounts totaling $2,008 and $0, at March 31, 2015 and December 31, 2014 respectively.

Note 8 – Commitments and Contingencies

Joint Marketing Agreement

On February 20, 2015, the Company entered into a joint marketing agreement (the “Agreement”) with a third party consultant (“Consultant”).  Pursuant to the Agreement, the Consultant will act as the Company’s advisor to assist the Company in connection with a best efforts basis in identifying potential sources of capital for an initial term of six (6) months.

Consultant shall be compensated as follows:

•	$25,000 initial fee, payable upon completion of $250,000 capital raise or $40,000 initial fee, payable upon completion of $500,000 capital raise.

•	$5,000 per month (prorated for the first month of the capital raise completion), payments begin immediately upon capital raise of $250,000 and thereafter on the 2nd of each month.

•	125,000 shares of the Company’s common stock, payable within five (5) days of the execution of this Agreement. Another 125,000 shares of the Company’s common stock is due when $250,000 is raised.

The Company valued the 125,000 shares of its common stock issued upon execution of the Agreement at $0.50 per share and record them as the consulting fee as these shares are fully earned, un-forfeitable and non-assessable upon issuance.

Operating lease

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

Future minimum rental payments required under this operating lease are as follows:

Fiscal Year ending December 31:

2015 (remainder of the year)	$24,745

Total	$24,745

Rent expense was $17,867 and $17,951 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company has a proposed settlement agreement which provides for payment of $40,000 by Vapir and the transfer of its trademark for release of all claims under the lawsuits. As of March 31, 2015, such amount of $40,000 has been included in accrued expenses. In April 2015, both parties entered into a settlement agreement to release and dismiss the Company from all claims against the Company. The Company paid the settlement amount of $40,000 and assigned certain trademark rights to Storz & Bickel pursuant to the settlement agreement.

Note 9 – Stockholders’ Equity

Shares Authorized

The authorized capital of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

In February 2015, the Company granted 125,000 shares of its common stock to a consultant in connection with a 6 month investor relations consulting agreement. The Company valued these common shares at the fair value of approximately $0.50 per common share or $62,500 which amount was based on the recent financing transaction by entering into a Securities Purchase Agreement at $0.50 per common share (see Note 11). In connection with the issuance of these common shares, the Company recorded stock based consulting of $62,500 for the three months ended March 31, 2015.

Warrants

Stock warrant activities for the three months ended March 31, 2015 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	1,263	$1,248	2.11	$-
Issued	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at March 31, 2015	1,263	1,248	1.86	-
Warrants exercisable at March 31, 2015	1,263	$1,248	1.86	$-

Options

Stock option activities for the three months ended March 31, 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	100	$700	2.17	$-
Issued	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at March 31, 2015	100	700	1.92	-
Options exercisable at March 31, 2015	100	$700	1.92	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the three months ended March 31, 2015 was $0. As of March 31, 2015, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0. At March 31, 2015 there was $0 intrinsic value for the stock options outstanding in the above table.

Note 10 – Concentration of Credit Risk

Concentration of Revenue and Supplier

During the three months ended March 31, 2015 sales to two customers represented approximately 41% of the Company’s net sales. During the three months ended March 31, 2014 sales to one customer represented approximately 33% of the Company’s net sales.

The Company purchased inventories and products for sale from one vendor totaling approximately $177,000 and $154,000 during the three months ended March 31, 2015 and 2014, respectively.

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was certain reportable subsequent event(s) to be disclosed as follows:

On April 3, 2015 (the “Closing Date”), the Company closed a financing transaction by entering into a Securities Purchase Agreement dated April 3, 2015 (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) for an aggregate subscription amount of $500,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company issued a 6% Convertible Debenture (the “Debenture”) and warrants exercisable into 500,000 shares of common stock at an exercise price of $0.60 per share (the “Warrants”).

6% Convertible Debenture

The total principal amount of the Debentures is $500,000. The Debenture accrues interest at a rate equal to 6% per annum and the Debenture has a maturity date of October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at a conversion price equal to $0.50. The conversion price, however, is subject to full ratchet anti-dilution in the event that Company issue any securities at a price lower than the conversion price then in effect.

Warrants

The Company issued warrants exercisable into 500,000 shares of our common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.60 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that the Company issue any securities at a price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the original issue date.

In April 2015, the Company and Storz & Bickel entered into a settlement agreement to release and dismiss the Company from all claims against the Company. The Company paid the settlement amount of $40,000 and assigned certain trademark rights to Storz & Bickel pursuant to the settlement agreement (see Note 8).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes as of, and for the quarterly periods ended, March 31, 2015 and 2014. References to the “Company,” “we,” “our,” or “us” in this section refers to Vapir Enterprises, Inc.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Vapir Enterprises, Inc. was originally incorporated under the laws of the State of Nevada on December 17, 2009 under the name Apps Genius Corp. Our original business was to develop, market, publish and distribute social games and software applications that consumers could use on a variety of platforms, including social networks, wireless devices and stand-alone websites. We were unsuccessful in operating our business and on October 7, 2013 we entered into a Membership Interest Purchase Agreement with FAL Minerals LLC and we changed our name to FAL Exploration Corp. The agreement with FAL Minerals LLC has since been terminated and we have now entered into the Exchange Agreement with Vapir, Inc. and its shareholders. In addition, we changed our name to Vapir Enterprises, Inc. to better represent our new business operations.

Vapir, Inc., our subsidiary, was incorporated on October 26, 2006 in the State of California.

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

On April 3, 2015, we closed a financing transaction by entering into a Securities Purchase Agreement dated April 3, 2015 (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) for an aggregate subscription amount of $500,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, we issued a 6% Convertible Debenture (the “Debenture”) and warrants exercisable into 500,000 shares of common stock at an exercise price of $0.60 per share (the “Warrants”).

6% Convertible Debenture

The total principal amount of the Debentures is $500,000. The Debenture accrues interest at a rate equal to 6% per annum and the Debenture has a maturity date of October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at a conversion price equal to $0.50. The conversion price, however, is subject to full ratchet anti-dilution in the event that Company issue any securities at a price lower than the conversion price then in effect.

Warrants

The Company issued warrants exercisable into 500,000 shares of our common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.60 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that the Company issue any securities at a price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the original issue date.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Net Sales	$334,615	$379,185

Cost of sales	185,775	151,767

Gross profit	148,840	227,418

OPERATING EXPENSES:
Selling expenses	21,818	8,381

Compensation	142,959	144,320

Professional fees	139,646	18,280

General and administrative	91,421	101,570

Total Operating Expenses	395,844	272,551

LOSS FROM OPERATIONS	247,004	45,133

OTHER INCOME (EXPENSE):
Interest expense, net	(7,074)	(3,403)

NET LOSS	$(254,078)	$(48,356)

Net Sales

Net sales for the three months ended March 31, 2015 and 2014 were $334,615 and $379,185 respectively, a decrease of $44,570 or approximately 12%. The decrease in sales during the three months ended March 31, 2015 was primarily attributable to a decrease in sales of approximately $31,000 to one significant wholesale customers as compared to the three months ended March 31, 2014. Additionally the decrease in sales were primarily attributable to the decrease in sales of our product accessories for approximately $105,000 offset by an increase in sales of vaporizers product of approximately $57,000 during the three months ended March 31, 2015.

Cost of Sales

Cost of goods sold for the three months ended March 31, 2015 and 2014 were $185,775 and $151,767, respectively, an increase of $34,008 or approximately 22%. The increase during the three months ended March 31, 2015 is primarily due to the increase in sales of our vaporizers products which carries higher cost than our product accessories.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 and 2014 were $395,844 and $272,551, respectively, an increase of $123,293 or approximately 45%. The increase in operating expenses is primarily due to an increase in legal fees for a patent litigation that the Company is involved in, increase stock based consulting fees related to investor relation service agreement, and increase accounting fees for our SEC filings.

Other Expense, net

Total other expense, net for the three months ended March 31, 2015 and 2014 were $7,074 and $3,403, respectively, an increase of $3,671 or approximately 108%. The increase in other expenses is primarily attributable to the recognition of interest expense related to the advances from a related party.

Net loss

Net loss for the three months ended March 31, 2015 and 2014 was $254,078 and $48,536, respectively, as a result of the items discussed above.

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

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2015, we had a cash balance of $20,112 and working capital deficit of ($613,042). During the three months ended March 31, 2015, we borrowed a total of $130,000 of loans from a related party to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital and net revenues to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2015 had a material impact on our operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances and evaluation of impairment of long lived assets and intangible assets and the fair value of common stock issued. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.     Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of March 31, 2015:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our satellite offices.

(4)	Lack of sufficient segregation of duties such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We also plan to improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. We plan to hire additional senior accounting personnel or additional independent consultants once we generate significantly more revenue or raise significant additional working capital. We will also improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Storz & Bickel has not yet served us for the US District Court lawsuit; Storz & Bickel’s US counsel has contacted Vapir to initiate settlement discussion, but it is anticipated that Storz & Bickel will serve the US District Court complaint if settlement discussions are not productive.

In April 2015, both parties entered into a settlement agreement to release and dismiss us from all claims against the Company. We paid the settlement amount of $40,000 and assigned certain trademark rights to Storz & Bickel pursuant to the settlement agreement.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed on the Current Report on Form 8-K filed with the SEC on April 6, 2015, on April 3, 2015 (the “Closing Date”), we closed a financing transaction by entering into a Securities Purchase Agreement dated April 3, 2015 (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) for an aggregate subscription amount of $500,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company shall issue a 6% Convertible Debenture (the “Debenture”) and warrants exercisable into 500,000 shares of common stock at an exercise price of $0.60 per share (the “Warrants”).

6% Convertible Debenture

The total principal amount of the Debentures is $500,000. The Debenture accrues interest at a rate equal to 6% per annum and the Debenture has a maturity date of October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at a fixed conversion price equal to $0.50. The conversion price, however, is subject to full ratchet anti-dilution in the event that we issue any securities at a price lower than the conversion price then in effect. Interest is payable quarterly in either cash or common stock, at the Company’s discretion.

Warrants

We issued warrants exercisable into 500,000 shares of our common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.60 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that we issue any securities at a price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the original issue date.

On February 20, 2015, the Company issued 125,000 shares of common stock to RedChip Companies, Inc. in conjunction with the Consulting Agreement to provide investment relation services.

The Company issued the shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506(b) of Regulation D. The Company’s reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapir Enterprises, Inc.

Date: May 15, 2015	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer)

