Form 10-Q
period 2015-06-30
VAPIR ENTERPRISES INC.
filed 2015-08-14
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2015, there were 48,405,976 shares of common stock, par value $0.001, outstanding.

VAPIR ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2015

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

VAPIR ENTERPRISES, INC.

June 30, 2015 and 2014

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014	2

Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	3

Consolidated Statements of Cash Flows – For the Six Months Ended June 30, 2015 and 2014 (Unaudited)	4

Notes to the Consolidated Financial Statements (Unaudited)	5

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$28,740	$27,304
Accounts receivable	77,193	2,588
Inventory	181,184	110,551
Prepaid expense and other current assets	21,893	-
Advances to suppliers	132,345	67,652

Total Current Assets	441,355	208,095

OTHER ASSETS:
Property and equipment, net	2,952	3,732
Intangible assets, net	408,768	442,352

Total Other Assets	411,720	446,084

Total Assets	$853,075	$654,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$180,483	$236,051
Loan payable	197,000	197,000
Note payable - current maturities	19,800	19,800
Customer deposits	14,209	52,938
Advances from related party	263,000	136,000

Total Current Liabilities	674,492	641,789

LONG-TERM LIABILITIES:
Note payable, net of current maturities	15,150	25,050
Derivative liabilities	394,448	-
Convertible notes payable, net of debt discount	80,146	-

Total Long-term Liabilities	489,744	25,050

Total Liabilities	1,164,236	666,839

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized; 48,405,962 and 48,280,962 shares issued and outstanding, respectively	48,406	48,281
Additional paid in capital	1,434	(60,941)
Accumulated deficit	(361,001)	-

Total Stockholders' Deficit	(311,161)	(12,660)

Total Liabilities and Stockholders' Deficit	$853,075	$654,179

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$584,627	$514,423	$919,242	$893,608

Cost of sales	358,552	278,264	544,327	430,031

Gross profit	226,075	236,159	374,915	463,577

OPERATING EXPENSES:
Selling expenses	33,012	19,312	54,830	27,693
Compensation	172,487	152,186	315,446	296,506
Professional fees	71,816	25,572	211,462	43,852
General and administrative	62,402	155,262	153,823	256,832

Total Operating Expenses	339,717	352,332	735,561	624,883

LOSS FROM OPERATIONS	(113,642)	(116,173)	(360,646)	(161,306)

OTHER INCOME (EXPENSE):
Derivative expense	(188,378)	-	(188,378)	-
Change in fair value of derivative liabilities	293,930	-	293,930	-
Interest expense, net	(98,833)	(3,768)	(105,907)	(7,171)

Other income (expense), net	6,719	(3,768)	(355)	(7,171)

LOSS BEFORE INCOME TAX PROVISION	(106,923)	(119,941)	(361,001)	(168,477)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(106,923)	$(119,941)	$(361,001)	$(168,477)

EARNINGS PER SHARE:
Basic and diluted	$(0.002)	$(0.003)	$(0.007)	$(0.004)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	48,405,962	38,624,768	48,370,741	38,624,768

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(361,001)	$(168,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	780	22,663
Amortization of intangible assets	33,584	33,374
Amortization of deferred financing cost	3,607	-
Amortization of debt discount	80,146	-
Derivative expense	188,378	-
Change in fair value of derivative liabilities	(293,930)	-
Common stock issued for services earned	62,500	-
Changes in assets and liabilities:
Accounts receivable	(74,605)	121,703
Prepaid expense and other current assets	(3,000)	-
Advances to suppliers	(64,693)	-
Inventory	(70,633)	(6,044)
Accounts payable and accrued expenses	(55,568)	24,202
Customer deposits	(38,729)	59,616

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(593,164)	87,037

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	130,000	-
Repayments to related party for advances	(3,000)	-
Proceeds from convertible notes payable	477,500	-
Repayment on note payable	(9,900)	(9,900)
Stockholder's distribution	-	(99,900)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	594,600	(109,800)

NET CHANGE IN CASH	1,436	(22,763)

CASH - beginning of year	27,304	24,803

CASH - end of period	$28,740	$2,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$12,534	$7,171
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

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

Basis of Presentation- Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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
(vi)

Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

The consolidated financial statements include all accounts of the Company and Vapir as of June 30, 2015 and for the six months then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, advances to suppliers, accounts payable and accrued expenses, and customer deposits approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and December 31, 2014.

The Company’s Level 3 financial liabilities consist of the derivative warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation and the derivative liability on the conversion feature of the convertible notes payable.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a third party valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities and Derivative Liability on Conversion Feature

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2015:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$254,862	$-	$-	$254,862
Derivative liabilities - Tainted Warrants	139,586	-	-	139,586
	$394,448	$-	$-	$394,448

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

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less to be cash equivalents.

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

As of June 30, 2015 and December 31, 2014, there was no allowance for doubtful accounts.

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

There was no inventory obsolescence for the reporting period ended June 30, 2015 or 2014.

There was no lower of cost or market adjustments for the reporting period ended June 30, 2015 or 2014.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 815-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 815-10-05-4”). Paragraph 815-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company marks to market the fair value of the embedded derivative convertible notes and derivative warrants at each balance sheet date and records the change in the fair value of the embedded derivative convertible notes and derivative warrants as other income or expense in the consolidated statements of operations.

The Company utilizes the Lattice model that values the liability of the derivative convertible notes and derivative warrants. The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow.

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

Advertising costs were approximately $10,300 and $8,200 for the six months ended June 30, 2015 and 2014, respectively.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Period Ended June 30, 2015	For the Period Ended June 30, 2014

Stock Option Shares
	100	-

Sub-total: stock option shares	100	-

Warrant Shares
	501,263	-

Sub-total: warrant shares	501,263	-

Total contingent shares issuance arrangement, stock options or warrants	501,363	-

There were no incremental common shares under the Treasury Stock Method for the reporting period ended June 30, 2015 or 2014.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	June 30, 2015	December 31, 2014

Auto	3 years	12,522	12,522
Furniture and fixtures	5 years	23,743	23,743
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(68,519)	(67,739)
		$2,952	$3,732

(i)	Depreciation Expense

Depreciation expense amounted to $780 and $22,663 for the six months ended June 30, 2015 and 2014, respectively.

(ii)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2015	2014

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(598,874)	(565,290)
Intangible assets, net	$408,768	$442,352

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

Amortization expense was $33,584 and $33,374 for the six months ended June 30, 2015 and 2014, respectively.

Future amortization of intangible assets is as follows:

2015 (remainder of the year)	$33,621
2016	67,205
2017	67,205
2018	67,205
2019 and thereafter	173,532
Total	$408,768

Note 6 – Loan and Note Payable

Loan payable

	June 30, 2015	December 31, 2014

Business loan obtained in May 2011 from Bank of the West with a credit line up to $200,000 and secured by all assets of the Company. This loan bears interest at 4.75% per annum.	$197,000	$197,000

Note payable

	June 30, 2015	December 31, 2014

4.75% Promissory note of $100,000 issued to Bank of the West on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012	34,950	44,850

Less : Current maturities	(19,800)	(19,800)
Note payable, net of current maturities	$15,150	$25,050

Future minimum principal and interest payment under the note are as follows:

Fiscal Year ending December 31:

2015 (remainder of the year)	$10,632

2016	20,559

2017	5,294

36,485

Less interest portion	(1,535)

Total	34,950

Less current maturities	(19,800)

Note payable, net of current maturities	$15,150

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

During first quarter of 2015, the Company’s CEO provided advances to the Company for working capital purposes for a total of $130,000 and the Company repaid $3,000 of these advances. The advances are due on demand and bear 5% interest per annum. At June 30, 2015 and December 31, 2014, these advances amounted to $263,000 and $136,000, respectively. The Company accrued interest due to the Company’s CEO with respect to these amounts totaling $5,287 and $0, at June 30, 2015 and December 31, 2014 respectively.

Note 8 – Convertible Notes Payable

On April 3, 2015 (the “Closing Date”), the Company closed a financing transaction by entering into a Securities Purchase Agreement dated April 3, 2015 (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) for an aggregate subscription amount of $500,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company issued a 6% Convertible Debenture (the “Debenture”) and warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $0.60 per share (the “Warrants”).

The terms of the Debenture and the Warrants are as follows:

6% Convertible Debenture

The total principal amount of the Debentures is $500,000. The Debenture accrues interest at 6% per annum and the Debenture has a maturity date of October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.50 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that Company issue any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture which is initially recorded as prepaid financing cost and is being amortized over the term of the Debenture.

Warrants

The Company issued warrants to acquire 500,000 shares of the Company's common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.60 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that the Company issue any securities at a per share price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the date of the original issuance.

Convertible notes payable consisted of the following:

June 30, 2015
6% Convertible promissory notes	$500,000
Discount	(500,000)
Accumulated amortization of discount	80,146
Remaining discount	(419,854)
Convertible notes payable, net	$80,146

Note 9 – Derivative Liabilities

Since the terms of the Debentures and Warrants in the April 2015 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Simple Binomial Lattice model to value the derivative liabilities. The Debentures were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $188,378 upon initial recording of the derivative liabilities. The total debt discount of $500,000 consisted of valuation of the derivatives of $250,407 and the valuation of the warrants of $249,593 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain resulting from the decrease in fair value of these convertible instruments was $293,930 for the six months ended June 30, 2015. At June 30, 2015, the Company had recorded warrant derivative liability of $139,586 and note derivative liability of $254,862.

For the six months ended June 30, 2015 and 2014 the Company recognized $80,146 and $0, respectively of amortization of debt discount.  For the six months ended June 30, 2015 and 2014 the Company recognized $3,607 and $0, respectively of amortization of deferred financing cost. The amortization of debt discount and deferred financing cost were included in interest expense. As of June 30, 2015, accrued interest related to this Debenture amounted to $7,333.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of June 30, 2015:

June 30, 2015

Stock price	$0.50
Weighted average strike price	$0.50
Remaining contractual term (years)	1.50 to 5 years
Volatility	201% to 306%
Risk-free rate	0.28% to 1.63%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the six months ended June 30, 2015
Beginning balance	$—
Debt discount in connection with conversion option of Debentures and detachable warrants	500,000
Excess of fair value over debt discount	188,378
Change in fair value of derivative liabilities	(293,930)
Ending balance	$394,448

Note 10 – Commitments and Contingencies

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

The Company valued the 125,000 shares of its common stock issued upon execution of the Agreement at $0.50 per share and recorded as the consulting fee as these shares are fully earned, un-forfeitable and non-assessable upon issuance.

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

Future minimum rental payments required under this operating lease are as follows:

Fiscal Year ending December 31:

2015 (remainder of the year)	$14,140

Total	$14,140

Rent expense was $28,402 and $44,076 for the six months ended June 30, 2015 and 2014, respectively.

Litigation

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

The Company proposed a settlement agreement which provides for payment of $40,000 by Vapir and the transfer of its trademark for release of all claims under the lawsuits and such amount of $40,000 was accrued in fiscal year 2014. In April 2015, both parties entered into a settlement agreement to release and dismiss the Company from all claims against the Company. The Company paid the settlement amount of $40,000 and assigned certain trademark rights to Storz & Bickel pursuant to the settlement agreement in April 2015.

Note 11 – Stockholders’ Deficit

Shares Authorized

The authorized capital of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

In February 2015, the Company granted 125,000 shares of its common stock to a consultant in connection with a 6 month investor relations consulting agreement. The Company valued these common shares at $0.50 per share, the most recent PPM price or $62,500. In connection with the issuance of these common shares, the Company recorded stock based consulting of $62,500 for the six months ended June 30, 2015.

Warrants

Stock warrant activities for the six months ended June 30, 2015 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	1,263	$1,248	2.11	$-
Granted	500,000	0.60	4.76	-
Exercised/forfeited/expired	-	-	-	-
Balance at June 30, 2015	501,263	3.74	4.75	-
Warrants exercisable at June 30, 2015	501,263	$3.74	4.75	$-

Options

Stock option activities for the six months ended June 30, 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	100	$700	2.17	$-
Granted	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at June 30, 2015	100	700	1.67	-
Options exercisable at June 30, 2015	100	$700	1.67	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the six months ended June 30, 2015 was $0. As of June 30, 2015, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0. At June 30, 2015 there was $0 intrinsic value for the stock options outstanding in the above table.

Note 12 – Concentration of Credit Risk

Concentration of Revenue and Supplier

During the six months ended June 30, 2015 sales to one customer represented approximately 46% of the Company’s net sales. During the six months ended June 30, 2014 sales to two customers represented approximately 53% of the Company’s net sales.

As of June 30, 2015 and December 31, 2014, accounts receivable from one customer represented approximately 94% and 79% of the accounts receivable, respectively.

The Company purchased inventories and products from one vendor totaling approximately $529,000 and $375,000 during the six months ended June 30, 2015 and 2014, respectively.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was no reportable subsequent event(s) to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes as of, and for the quarterly periods ended, June 30, 2015 and 2014. References to the “Company,” “we,” “our,” or “us” in this section refers to Vapir Enterprises, Inc.

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

Pursuant to the Securities Purchase Agreement, the Company issued warrants to acquire 500,000 shares of our common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.60 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that the Company issue any securities at a price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the original issue date.

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net Sales

Net sales for the six months ended June 30, 2015 and 2014 were $919,242 and $893,608 respectively, an increase of $25,634 or approximately 3%. The increase in sales during the six months ended June 30, 2015 was primarily attributable to an increase in sales of vaporizers product of approximately $143,000 offset by the decrease in sales of our accessories product of $135,000. Additionally, revenues from product shipping to our customers increased by approximately $13,000 during the six months ended June 30, 2015.

Net sales for the three months ended June 30, 2015 and 2014 were $584,627 and $514,423 respectively, an increase of $70,204 or approximately 14%. The increase in sales during the three months ended June 30, 2015 was primarily attributable to an increase in sales of vaporizers product of approximately $93,000 offset by the decrease in sales of our accessories product of $30,000.

Cost of Sales

Cost of goods sold for the six months ended June 30, 2015 and 2014 were $544,327 and $430,031, respectively, an increase of $114,296 or approximately 27%. Cost of goods sold for the three months ended June 30, 2015 and 2014 were $358,552 and $278,264, respectively, an increase of $80,288 or approximately 29%. The increase during the three and six months ended June 30, 2015 is primarily due to the increase in sales of our vaporizers products which carries higher cost than our product accessories.

Operating Expenses

Total operating expenses for the six months ended June 30, 2015 and 2014 were $735,561 and $624,883, respectively, an increase of $110,678 or approximately 18%. Total operating expenses for the three months ended June 30, 2015 and 2014 were $339,717 and $352,332, respectively, a decrease of $12,615 or approximately 4%. The increase in operating expenses during the six months ended June 30, 2015 is primarily due to an increase in legal fees for a patent litigation that the Company is involved in, increase stock based consulting fees related to investor relation service agreement, and increase accounting fees for our SEC filings. The decrease in operating expenses during the three months ended June 30, 2015 is primarily attributable to a decrease in rental and depreciation expense.

Other Expense, net

Total other income (expense), net for the six months ended June 30, 2015 and 2014 were $(355) and $(7,171), respectively, a decrease of other expense of $6,816 or approximately 95%. Total other income (expense), net for the three months ended June 30, 2015 and 2014 were $6,719 and $(3,768), respectively, an increase of other income of $10,487 or approximately 278%. The increase or decrease in both periods is the result of the recognition of derivative expense and interest expense from related party advances and convertible debentures and also includes amortization of debt discount and deferred financing cost in connection with the issuance of convertible debentures offset by the gain resulting from the decrease in fair value of derivative liabilities.

Net loss

Net loss for the six months ended June 30, 2015 and 2014 was $361,001 and $168,477, respectively, and net loss for the three months ended June 30, 2015 and 2014 was $106,923 and $119,941 as a result of the items discussed above.

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

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2015, we had a cash balance of approximately $29,000 and working capital deficit of ($233,000). During the six months ended June 30, 2015, we borrowed a total of $130,000 of loans from a related party and $500,000 of convertible debentures to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital and net revenues to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2015 had a material impact on our operations.

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

Derivative Liabilities

The Company follows the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, for the embedded conversion options and the warrants that were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Simple Binomial Lattice model to value the derivative liabilities.

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

With respect to the quarterly period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of June 30, 2015:

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Additionally, on October 15, 2014, Storz & Bickel have filed a lawsuit with the United States District Court, Central District of California against Vapir alleging patent infringement of Storz & Bickel’s US patent no. 6,513,524, which is the US counterpart to the German patent. The US District Court lawsuit seeks injunction against distribution of Vapir’s VapiRise product, damages, interest, costs, treble damages, and attorney’s fees.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer*
32.2	Section 906 Certification by the Registrant’s Principal Financial Officer*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapir Enterprises, Inc.

Date: August 14, 2015	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

