Form 10-Q
period 2015-09-30
VAPIR ENTERPRISES INC.
filed 2015-11-16
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 16, 2015, there were 48,466,819 shares of common stock, par value $0.001, outstanding.

VAPIR ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2015

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

VAPIR ENTERPRISES, INC.

September 30, 2015 and 2014

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014	3

Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	4

Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$93,832	$27,304
Accounts receivable	3,844	2,588
Inventory	213,680	110,551
Prepaid expense and other current assets	24,953	-
Advances to suppliers	83,067	67,652

Total Current Assets	419,376	208,095

OTHER ASSETS:
Property and equipment, net	94,165	3,732
Intangible assets, net	391,970	442,352

Total Other Assets	486,135	446,084

Total Assets	$905,511	$654,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$187,324	$236,051
Loan payable	197,000	197,000
Note payable - current maturities	19,800	19,800
Customer deposits	199,934	52,938
Advances from related party	367,033	136,000

Total Current Liabilities	971,091	641,789

LONG-TERM LIABILITIES:
Note payable, net of current maturities	10,200	25,050
Derivative liabilities	232,295	-
Convertible notes payable, net of debt discount	163,935	-

Total Long-term Liabilities	406,430	25,050

Total Liabilities	1,377,521	666,839

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized;
48,466,819 and 48,280,962 shares issued and outstanding, respectively	48,467	48,281
Additional paid in capital	31,374	(60,941)
Accumulated deficit	(551,851)	-

Total Stockholders' Deficit	(472,010)	(12,660)

Total Liabilities and Stockholders' Deficit	$905,511	$654,179

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$307,466	$243,278	$1,226,708	$1,136,886

Cost of sales	188,906	134,093	733,233	564,124

Gross margin	118,560	109,185	493,475	572,762

OPERATING EXPENSES:

Selling expenses	54,383	13,774	109,213	41,467
Compensation	160,602	220,081	476,048	516,587
Professional fees	55,282	3,721	266,744	47,573
General and administrative	97,765	118,390	251,588	375,222

Total Operating Expenses	368,032	355,966	1,103,593	980,849

LOSS FROM OPERATIONS	(249,472)	(246,781)	(610,118)	(408,087)

OTHER INCOME (EXPENSE):
Derivative expense	-	-	(188,378)	-
Change in fair value of derivative liabilities	162,153	-	456,083	-
Interest expense, net	(103,531)	(4,287)	(209,438)	(11,458)

Other income (expense), net	58,622	(4,287)	58,267	(11,458)

LOSS BEFORE INCOME TAX PROVISION	(190,850)	(251,068)	(551,851)	(419,545)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET LOSS	$(190,850)	$(251,068)	$(551,851)	$(419,545)

PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

LOSS BEFORE INCOME TAX PROVISION	$-	$(251,068)	$-	$(419,545)

INCOME TAX PROVISION (BENEFIT)	-	(85,363)	-	(142,645)

NET INCOME (LOSS)	$-	$(165,705)	$-	$(276,900)

EARNINGS PER SHARE:
Basic and diluted	$(0.004)	$(0.007)	$(0.011)	$(0.011)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	48,448,297	38,624,768	48,396,877	38,624,768

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(551,851)	$(419,545)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,277	23,053
Amortization of intangible assets	50,382	50,382
Amortization of deferred financing cost	7,377	-
Amortization of debt discount	163,935	-
Derivative expense	188,378	-
Change in fair value of derivative liabilities	(456,083)	-
Common stock issued for services earned	92,501	-
Changes in assets and liabilities:
Accounts receivable	(1,256)	121,785
Prepaid expense and other current assets	(9,830)	-
Advances to suppliers	(15,415)	-
Inventory	(103,129)	(9,901)
Accounts payable	(48,727)	26,959
Accrued expenses	3,533	-
Customer deposits	146,996	174,880

NET CASH USED IN OPERATING ACTIVITIES	(525,912)	(32,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(97,710)	-

NET CASH USED IN INVESTING ACTIVITIES	(97,710)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	230,500	-
Repayments to related party for advances	(3,000)	-
Bank overdraft	-	1,434
Net proceeds from convertible notes payable	477,500	-
Proceeds received from loan	-	21,000
Repayment of note payable	(14,850)	(14,850)

NET CASH PROVIDED BY FINANCING ACTIVITIES	690,150	7,584

NET CHANGE IN CASH	66,528	(24,803)

CASH - beginning of year	27,304	24,803

CASH - end of period	$93,832	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$19,698	$11,458
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Note 1 - Organization and Operations

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

Note 2 - Significant and Critical Accounting Policies and Practices

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)	Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iv)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(v)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(vi)	Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10, all majority-owned subsidiaries-all entities in which a parent has a controlling financial interest-shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

The consolidated financial statements include all accounts of the Company and Vapir as of September 30, 2015 and for the nine months then ended. All inter-company balances and transactions have been eliminated.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

The Company’s convertible notes payable and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015 and December 31, 2014.

The Company’s Level 3 financial liabilities consist of the embedded conversion feature on convertible notes and derivative warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation and the derivative liability on the conversion feature of the convertible notes payable. The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a third party valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities - Derivative Warrant Liabilities and Derivative Liability on Conversion Feature

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2015:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$102,918	$-	$-	$102,918
Derivative liabilities - Tainted Warrants	129,377	-	-	129,377
	$232,295	$-	$-	$232,295

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Accounts receivable and allowance for doubtful accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. . The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10- 35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

As of September 30, 2015 and December 31, 2014, there was no allowance for doubtful accounts.

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

There was no inventory obsolescence for the reporting period ended September 30, 2015 or 2014.

There was no lower of cost or market adjustments for the reporting period ended September 30, 2015 or 2014.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of inventory. The advances to suppliers are interest free and unsecured.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 a lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a) Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b) Bargain purchase option. The lease contains a bargain purchase option. c) Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d) Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a) It is practicable for the lessee to learn the implicit rate computed by the lessor. b) The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Advertising costs were $24,021 and $41,467 for the nine months ended September 30, 2015 and 2014, respectively.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Period Ended September 30, 2015	For the Period Ended September 30, 2014

Stock Option Shares
	100	-

Sub-total: stock option shares	100	-

Warrant Shares
	501,263	-

Sub-total: warrant shares	501,263	-

Total contingent shares issuance arrangement, stock options or warrants	501,363	-

There were no incremental common shares under the Treasury Stock Method for the reporting period ended September 30, 2015 or 2014.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	September 30, 2015	December 31, 2014

Auto	3 years	12,522	12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	97,710	-
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(75,016)	(67,739)
		$94,165	$3,732

(i)	Depreciation Expense

Depreciation expense amounted to $7,277 and $23,053 for the nine months ended September 30, 2015 and 2014, respectively.

(ii)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

Note 5 - Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2015	2014

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(615,672)	(565,290)
Intangible assets, net	$391,970	$442,352

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Amortization expense was $50,382 and $50,382 for the nine months ended September 30, 2015 and 2014, respectively. Future amortization of intangible assets is as follows:

2015 (remainder of the year)	$16,823
2016	67,205
2017	67,205
2018	67,205
2019 and thereafter	173,532
Total	$391,970

Note 6 - Loan and Note Payable

Loan payable

	September 30, 2015	December 31, 2014
Business loan obtained in May 2011 from Bank of the West with a credit line up to $200,000 and secured by all assets of the Company. This loan bears interest at 4.75% per annum.	$197,000	$197,000

Note payable

	September 30, 2015	December 31, 2014

4.75% Promissory note of $100,000 issued to Bank of the West on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012	30,000	44,850
Less : Current maturities	(19,800)	(19,800)
Note payable, net of current maturities	$10,200	$25,050

Future minimum principal and interest payment under the note are as follows:

Fiscal Year ending December 31:

2015 (remainder of the year)	$5,287

2016	20,559

2017	5,294

31,140

Less interest portion	(1,140)

Total	30,000

Less current maturities	(19,800)

Note payable, net of current maturities	$10,200

Amounts outstanding under the loan and note above are personally guaranteed by the CEO of the Company.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Note 7 - Related Party Transactions

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

Between February 2015 and August 2015, the Company’s CEO provided advances to the Company for working capital purposes for a total of $230,500 and the Company repaid $3,000 of these advances. The advances are due on demand and bear interest at 5% per annum. At September 30, 2015 and December 31, 2014, these advances amounted to $367,033 and $136,000, respectively. Included in the advances are accrued interest due to the Company’s CEO totaling $3,533 and $0, at September 30, 2015 and December 31, 2014 respectively.

Note 8 - Convertible Notes Payable

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

The terms of the Debenture and the Warrants are as follows:

6% Convertible Debenture

The total principal amount of the Debentures is $500,000. The Debenture accrues interest at 6% per annum and the Debenture has a maturity date of October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.50 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issue any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture which is initially recorded as prepaid financing cost and is being amortized over the term of the Debenture.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Convertible notes payable consisted of the following:

September 30, 2015
6% Convertible promissory notes	$500,000
Discount	(500,000)
Accumulated amortization of discount	163,935
Remaining discount	(336,065)
Convertible notes payable, net	$163,935

Note 9 - Derivative Liabilities

Since the terms of the Debentures and Warrants in the April 2015 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Simple Binomial Lattice model to value the derivative liabilities. The Debentures were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $188,378 upon initial recording of the derivative liabilities. The total debt discount of $500,000 consisted of valuation of the derivatives of $250,407 and the valuation of the warrants of $249,593 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain resulting from the decrease in fair value of these convertible instruments was $456,083 for the nine months ended September 30, 2015. At September 30, 2015, the Company had recorded warrant derivative liability of $129,377 and note derivative liability of $102,918.

For the nine months ended September 30, 2015 and 2014 the Company recognized $163,935 and $0, respectively of amortization of debt discount. For the nine months ended September 30, 2015 and 2014 the Company recognized $7,377 and $0, respectively of amortization of deferred financing cost. The amortization of debt discount and deferred financing cost were included in interest expense. As of September 30, 2015, accrued interest related to this Debenture amounted to $14,895.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of September 30, 2015:

September 30, 2015
Stock price	$0.26
Weighted average strike price	$0.50
Remaining contractual term (years)	1.00 to 4.50 years
Volatility	157% to 296%
Risk-free rate	0.28% to 1.63%
Dividend yield	0.0%

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the nine months ended September 30, 2015
Beginning balance	$-
Debt discount in connection with conversion option of Debentures and detachable warrants	500,000
Excess of fair value over debt discount	188,378
Change in fair value of derivative liabilities	(456,083)
Ending balance	$232,295

Note 10 - Commitments and Contingencies

Joint Marketing Agreement

On February 20, 2015, the Company entered into a joint marketing agreement (the “Agreement”) with a third party consultant (“Consultant”). Pursuant to the Agreement, the Consultant will act as the Company’s advisor to assist the Company in connection with a best efforts basis in identifying potential sources of capital for an initial term of six (6) months.

Consultant shall be compensated as follows:

●	$25,000 initial fee, payable upon completion of $250,000 capital raise or $40,000 initial fee, payable upon completion of $500,000 capital raise.

●	$5,000 per month (prorated for the first month of the capital raise completion), payments begin immediately upon capital raise of $250,000 and thereafter on the 2nd of each month.

●	125,000 shares of the Company’s common stock, payable within five (5) days of the execution of this Agreement. Another 125,000 shares of the Company’s common stock is due when $250,000 is raised.

The Company valued the 125,000 shares of its common stock issued upon execution of the Agreement at $0.50 per share and recorded as the consulting fee as these shares are fully earned, un-forfeitable and non-assessable upon issuance.

Operating lease

In June 2014, a lease agreement was signed for an office and warehousing space consisting of approximately 5,000 square feet located in San Jose, California with a term commencing in June 2014 and expiring in October 2015. In August 2015, the Company entered into an amendment agreement to extend the term of the lease which will expire on December 31, 2018. Pursuant to the amendment agreement, the lease requires the Company to pay a monthly base rent of $5,050 plus a pro rata share of operating expenses beginning November 1, 2015. The base rent is subject to an annual increase beginning in November 2016 as defined in the amended lease agreement. This lease agreement is personally guaranteed by the President of the Company.

Future minimum rental payments required under this operating lease are as follows:

Fiscal Year ending December 31:

2015 (remainder of the year)	$13,635
2016	60,903
2017	62,721
2018	64,236

Total	$201,495

Rent expense was $43,455 and $57,894 for the nine months ended September 30, 2015 and 2014, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

Note 11 - Stockholders’ Deficit

Shares Authorized

The authorized capital of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

In February 2015, the Company granted 125,000 shares of its common stock to a consultant in connection with a 6 month investor relations consulting agreement. The Company valued these shares at $0.50 per share, the most recent PPM price or $62,500. In connection with the issuance of these shares, the Company recorded stock based consulting of $62,500 for the nine months ended September 30, 2015.

In July 2015, the Company issued an aggregate of 60,857 shares of its common stock at approximately $0.50 per share to a consultant as payment for accounting services rendered pursuant to a consulting agreement. The Company valued these shares at $0.50 per share, the most recent PPM price or $30,000. In connection with the issuance of these shares, the Company recorded stock based accounting expense of $30,000 for the nine months ended September 30, 2015.

Warrants

Stock warrant activities for the nine months ended September 30, 2015 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	1,263	$1,248	2.11	$-
Granted	500,000	0.60	5.00	-
Exercised/forfeited/expired	-	-	-	-
Balance at September 30, 2015	501,263	3.74	4.50	-
Warrants exercisable at September 30, 2015	501,263	$3.74	4.50	$-

Vapir Enterprises, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Options

Stock option activities for the nine months ended September 30, 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	100	$700	2.17	$-
Granted	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at September 30, 2015	100	700	1.42	-
Options exercisable at September 30, 2015	100	$700	1.42	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the nine months ended September 30, 2015 was $0. As of September 30, 2015, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0. At September 30, 2015 there was $0 intrinsic value for the stock options outstanding in the above table.

Note 12 - Concentration of Credit Risk

Concentration of Revenue and Supplier

During the nine months ended September 30, 2015 sales to one customer represented approximately 43% of the Company’s net sales. During the nine months ended September 30, 2014 sales to two customers represented approximately 61% of the Company’s net sales.

As of September 30, 2015 and December 31, 2014, accounts receivable from five customers represented approximately 87% and one customer represented 79% of the accounts receivable, respectively.

The Company purchased inventories and products from one vendor totaling approximately $755,000 and $473,000 during the nine months ended September 30, 2015 and 2014, respectively.

Note 13 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes as of, and for the quarterly periods ended, September 30, 2015 and 2014. References to the “Company,” “we,” “our,” or “us” in this section refers to Vapir Enterprises, Inc.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net Sales

Net sales for the nine months ended September 30, 2015 and 2014 were $1,226,708 and $1,136,886 respectively, an increase of $89,822 or approximately 8%. The increase in sales during the nine months ended September 30, 2015 was primarily attributable to an increase in sales of vaporizers product of approximately $232,000 offset by the decrease in sales of our accessories product of $178,000. Additionally, revenues from product shipping to our customers increased by approximately $23,000 during the nine months ended September 30, 2015.

Net sales for the three months ended September 30, 2015 and 2014 were $307,466 and $243,278 respectively, an increase of $64,188 or approximately 26%. The increase in sales during the three months ended September 30, 2015 was primarily attributable to an increase in sales of vaporizers product of approximately $90,000 offset by the decrease in sales of our accessories product of $43,000. Additionally, revenues from product shipping to our customers increased by approximately $9,000 during the three months ended September 30, 2015

Cost of Sales

Cost of goods sold for the nine months ended September 30, 2015 and 2014 were $733,233 and $564,124, respectively, an increase of $169,109 or approximately 30%. Cost of goods sold for the three months ended September 30, 2015 and 2014 were $188,906 and $134,093, respectively, an increase of $54,813 or approximately 41%. The increase during the three and nine months ended September 30, 2015 is primarily due to the increase in sales of our vaporizers products which carries higher cost than our product accessories.

Operating Expenses

Expenses for the nine months ended September 30, 2015 and 2014 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Selling expenses	54,383	13,774	109,213	41,467
Compensation	160,602	220,081	476,048	516,587
Professional fees	55,282	3,721	266,744	47,573
General and administrative	97,765	118,390	251,588	375,222

Total Operating Expenses	368,032	355,966	1,103,593	980,849

Total operating expenses for the nine months ended September 30, 2015 and 2014 were $1,103,593 and $980,849, respectively, an increase of $122,744 or approximately 13%. Total operating expenses for the three months ended September 30, 2015 and 2014 were $368,032 and $355,966, respectively, an increase of $12,066 or approximately 3%. The increase in operating expenses during the three and nine months ended September 30, 2015 is primarily due to an increase in legal fees for a patent litigation that the Company was involved in, increase stock based consulting fees related to investor relation service agreement, and increase accounting fees for our SEC filings.

Other Expense, net

Total other income (expense), net for the nine months ended September 30, 2015 and 2014 were $58,267 and $(11,458), respectively, an increase of other income of $69,725. Total other income (expense), net for the three months ended September 30, 2015 and 2014 were $58,622 and $(4,287), respectively, an increase of other income of $62,909. The increase in both periods is the result of the recognition of derivative expense and interest expense from related party advances and convertible debentures and also includes amortization of debt discount and deferred financing cost in connection with the issuance of convertible debentures offset by the gain resulting from the decrease in fair value of derivative liabilities.

Net loss

Net loss for the nine months ended September 30, 2015 and 2014 was $551,851 and $276,900, respectively, and net loss for the three months ended September 30, 2015 and 2014 was $190,850 and $108,423 as a result of the items discussed above.

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

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2015, we had a cash balance of approximately $94,000 and working capital (deficit) of ($552,000). During the nine months ended September 30, 2015, we borrowed a total of $230,500 of loans from a related party and $500,000 of convertible debentures to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital and net revenues to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2015 had a material impact on our operations.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company considers current events and circumstances by attending trade shows, having a constant direct dialogue with our distributors, and an internal review and research by management to keep current with the vaporizer industry and to determine if there is any economic downturn.

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

With respect to the quarterly period ending September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of September 30, 2015:

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

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

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

In July 2015, the Company issued an aggregate of 60,857 shares of its common stock at approximately $0.50 per common share to a consultant as payment for accounting services rendered pursuant to a consulting agreement. The Company issued the shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506(b) of Regulation D. The Company’s reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and the Company.

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

Vapir Enterprises, Inc.

Date: November 16, 2015	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

