Form 10-K
period 2015-12-31
VAPIR ENTERPRISES INC.
filed 2016-03-21
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on June 30, 2015, was $3,281,938.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 18, 2016, the Company had 49,766,833 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VAPIR ENTERPRISES

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

PART I

ITEM 1. BUSINESS

Vapir, Inc. was incorporated on October 26, 2006 in the State of California. Vapir, Inc. specializes in the revolutionary technology of digital aromatherapy which is the art and science of utilizing naturally extracted aromatic essences from plants to balance and harmonize while freshening the environment with pleasant and distinctive fragrances. We invent, develop and produce revolutionary and easy to use digital aromatherapy devices. The unique value proposition of the Company’s proprietary technology (US Patent 6,095,153) is to prevent the creation of toxic by-products whenever plant materials are inhaled. This is accomplished by using convection heat that induces the safe release of plant essences without burning the source material. Our devices are designed in San Jose, California and manufactured in Guang Dong, China.

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

Our Industry

“Vaporizers” are battery-powered products that enable users to inhale vapor without smoke,  Vaporizers are not like traditional cigarettes, and their construction is comprised of three functional components:

●      Digital temperature control, means you have the ability to choose the warmth of your vaporizer’s heating element. The heating element that vaporizes liquid and/or botanicals so that it can be inhaled;

●      vaporizers either heat the liquid or botanicals with direct contact with a heating element (conduction) or by exposing the herb to hot air (convection); and

●      Vaporizers require energy when hot. Depending on the intention behind the vaporizer’s design - the energy source will match the portable or stationary model paradigm.

Our Products

Vaporizers

As of December 31, 2015, we offer 4 vaporizers, the Prima, VapirRise 2.0 ultimate, VAPIR NO2 Portable Digital Vaporizer and VAPIR Oxygen Mini Corded Vaporizer.

Prima

Prima is a digital vaporizer that supports extracts and botanicals.  The unit is equipped with a removable/rechargeable lithium battery, a removable stainless steel vapor path and removable mouth piece which allows for easy cleaning, and four (4) pre-set temperatures which maintains pre-set heat levels by turning the heating element on and off as needed. Once the optimal temperature is reached, a green light on the casing will indicate that the device is now ready. This relatively simple technology enables the vaporizers to maintain heat levels.

●  Prima measures in at just 4.7 inches, and weighs 5.7 oz, and comes in four (4) different colors (Blue, Black, Silver, and Orange).

VapirRise 2.0 Ultimate

The VapirRise 2.0 Ultimate is designed for loose-leaf herbs and essential oils. It supports both balloon inflation and direct inhalation. It can serve up to 4 users simultaneously. It has touch pad controls, an LCD temperature display and medical grade stainless steel vapir path and a ceramic heating element.

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

VAPIR OXYGEN MINI CORDED

The VAPIR Oxygen Mini Corded is designed for loose-leaf herbs and direct inhalation. It is small and lightweight and is a corded vaporizer. It has an LCD temperature display and silent operation. Every portable vaporizer needs to produce clouds, not a mere mist. The Vapir Oxygen lets you live and breathe premium vapor. This herbal vaporizer harnesses premium materials and innovative design to deliver everything you’d expect from a premium vaporizer.

Our Oxygen Vaporizer features digital controls, portable design, and consistent vapor sessions with little maintenance.

Our Vaporizers and Accessories

Our vaporizers are sold with all the essentials that are needed to begin the vaporizing experience. In addition to the vaporizers, we sell approximately 100 different accessories and spare parts that ranges from replacement batteries, replacement mouthpieces, recharging pieces, and all other essential accessories and spare parts.

Additionally, we offer an assortment of our own aromatherapy essential oils and herbs for our vaporizer users to enjoy.

Seasonality of our Business

We do not consider our business to be seasonal.

Marketing

We offer our vaporizers and related products through our website and third party online stores, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box smoke shops, vape stores, and online retailersthroughout the United States.

Competition

Competition in the vaporizer industry is intense. We compete with other sellers of vaporizers that are similar to our products and our competitors use the same sales practices and marketing strategies as we use.

The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our vaporizers. We compete with these direct competitors for sales through distributors, wholesalers and retailers.

Our competitive position in the vaporizer industry is difficult to gauge as most of our competition are also smaller companies or are privately held and do not publicly report their earnings. We do know of several competitors, but, like us, many are in their initial stages of development and are focusing on different areas of this industry.

As a general matter, we have access to and market and sell similar products as our competitors, and since we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is the quality of service and design we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers by attending trade shows and word of mouth.

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

Intellectual Property

Patents

We currently own four domestic utility patents and two design patents relating to vaporizers, as well as two utility patent applications and one design application pending in the United States as described below. There is no assurance that we will be awarded patents for of any of these pending patent applications.

US Patent # 9,155,848 Method and System for Vaporization of a Substance

We have a utility patent for an apparatus for the vaporization of materials that releases active constituents for inhalation without the creation of harmful byproducts such as carcinogens associated with combustion and inhalation of substances. This patent expires on October 13, 2035.

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

Trademarks

We own trademarks on certain of our products, including: Digital Air®, Nicohale®, and Vapir®.

Employees

As of December 31, 2015, we have eight (8) full-time and one (1) part-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

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

This is our only location. We have a lease for the property that commenced on November 1, 2015 and has a term of thirty eight (38) months. We currently pay $6,300 a month for the leased premises. The lease is for 5,050 square feet of office space.

Our devices are manufactured in Guang Dong, China. We do not have a written manufacturing contract with our manufacturer. We use purchase orders to memorialize the terms of order placements.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently approved for quotation on the OTC Bulletin Board (OTCQB) maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “VAPI”. There were no trades our stock prior to April 6, 2015. The table below sets forth the high and low closing price per share of our common stock for each quarter since April 6, 2015. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
June 30, 2015	$4.05	$0.18
September 30, 2015	$0.26	$0.16
December 31, 2015	$0.35	$0.05

Holders

As of March 31, 2016, there were approximately 74 holders of record of our common stock, and an indeterminate number of holders of unrestricted shares.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities for the period covered under this report that have not been previously disclosed in a prior filing.

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

Vapir, Inc. specializes in creating revolutionary digital aromatherapy device or Vaporizer which extracts the essential elements of plant material through our proprietary process by utilizing heat and convection air.

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	For the Year Ended
	December 31, 2015	December 31, 2014

Net Sales	$2,157,929	$1,646,947

Cost of sales	1,199,461	710,423

Gross profit	958,468	936,524

OPERATING EXPENSES:
Selling expenses	144,306	72,217

Compensation	643,782	655,126

Research and development	330,913	81,521

General and administrative	337,538	493,972

Total Operating Expenses	1,456,539	1,302,836

LOSS FROM OPERATIONS	(498,071)	(366,312)

OTHER INCOME (EXPENSE):
Derivative expense	(188,378)	-
Change in fair value of derivative liabilities	485,725	-
Settlement of potential litigation	-	(40,000)
Interest expense, net	(314,082)	(17,612)

Other Expense, net	(16,735)	(57,612)

NET LOSS	$(514,806)	$(423,924)

Net Sales

Net sales for the years ended December 31, 2015 and 2014 were $2,157,929 and $1,646,947 respectively, an increase of $510,982 or approximately 31%. The increase in sales during the year ended December 31, 2015 was primarily attributable to an increase in sales of vaporizers product of approximately $644,000 offset by the decrease in sales of our accessories product of $189,000. Additionally, revenues from product shipping to our customers increased by approximately $36,000 during the year ended December 31, 2015. We expect our revenues to increase during fiscal 2016 however, we are unable at this time to estimate the amount of the expected increases.

Cost of Sales

Cost of goods sold for the year ended December 31, 2015 and 2014 were $1,199,461 and $710,423, respectively, an increase of $489,038 or approximately 69%. Cost of goods sold increase during the year ended December 31, 2015 is primarily due to the increase in sales of our vaporizers products which carries higher cost than our product accessories.

Operating Expenses

Total operating expenses for the year ended December 31, 2015 and 2014 were $1,456,539 and $1,302,836, respectively, an increase of $153,703 or approximately 12%. The increase in operating expenses during the year ended December 31, 2015 is primarily due to an increase in marketing and advertising fees of our vaporizer products of approximately $72,000, increase in legal fees primarily for a patent litigation that the Company was involved in and for our SEC filings of approximately $19,000, increase stock based consulting fees related to investor relation service agreement of $62,500, increase accounting fees for our SEC filings of approximately $70,000 offset by a decrease in research and development expense of approximately $73,000.

Other Expense, net

Total other expense, net for the year ended December 31, 2015 and 2014 were $16,735 and $57,612, respectively, a decrease of $40,877 or approximately 71%. The decrease in other expenses is the result of the recognition of the gain resulting from the decrease in fair value of derivative liabilities offset by the increase in derivative expense and interest expense from related party advances and convertible debentures and also includes amortization of debt discount and deferred financing cost in connection with the issuance of convertible debentures offset by the gain resulting from the decrease in fair value of derivative liabilities.

Net loss

Net loss for the year ended December 31, 2015 and 2014 was $514,806 and $423,924, respectively, as a result of the items discussed above.

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

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2015, we had a cash balance of approximately $7,900 and working capital (deficit) of ($895,000). During the year ended December 31, 2015, we borrowed $500,000 of convertible debentures which will mature in October 2016 and a total of $300,500 of loans from a related party to fund our operating expenses, pay our obligations, and grow our company. We repaid $74,000 of these related party loans during fiscal 2015. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital and net revenues to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2015 had a material impact on our operations.

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

The Company evaluates the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. If it is determined by reviewing the above factors that a possible impairment exists, the Company must then determine if the carrying amount of the intangibles is recoverable based upon the comparison of the total undiscounted future cash flows from the intangibles to the carrying amount of the intangibles. Based on our assessment in fiscal 2015, we determined that the sum of the future undiscounted cash flows exceeded the carrying amount of the intangibles and therefore the carrying amount of the intangible is recoverable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

DECEMBER 31, 2015 and 2014

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vapir Enterprises, Inc.

We have audited the consolidated balance sheets of Vapir Enterprises, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the reporting periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the reporting periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 21, 2016

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$7,858	$27,304
Accounts receivable, net	24,518	2,588
Inventory	212,411	110,551
Prepaid expense and other current assets	18,424	-
Advances to suppliers	136,427	67,652

Total Current Assets	399,638	208,095

OTHER ASSETS:
Property and equipment, net	87,668	3,732
Intangible assets, net	375,176	442,352
Deposit	2,813	-

Total Other Assets	465,657	446,084

Total Assets	$865,295	$654,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$225,882	$236,051
Convertible notes payable, net of debt discount	247,724	-
Loan payable	197,000	197,000
Note payable - current maturities	19,800	19,800
Customer deposits	20,609	52,938
Advances from related party	370,614	136,000
Deferred rent	10,728	-
Derivative liabilities	202,653	-

Total Current Liabilities	1,295,010	641,789

LONG-TERM LIABILITIES:
Note payable, net of current maturities	5,250	25,050

Total Long-term Liabilities	5,250	25,050

Total Liabilities	1,300,260	666,839

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized; 48,466,819 and 48,280,962 shares issued and outstanding, respectively	48,467	48,281
Additional paid in capital	31,374	(60,941)
Accumulated deficit	(514,806)	-

Total Stockholders' Deficit	(434,965)	(12,660)

Total Liabilities and Stockholders' Deficit	$865,295	$654,179

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2015	December 31, 2014

Net sales	$2,157,929	$1,646,947

Cost of sales	1,199,461	710,423

Gross profit	958,468	936,524

OPERATING EXPENSES:

Selling expenses	144,306	72,217
Compensation	643,782	655,126
Professional and consulting fees	330,913	81,521
General and administrative	337,538	493,972

Total Operating Expenses	1,456,539	1,302,836

LOSS FROM OPERATIONS	(498,071)	(366,312)

OTHER INCOME (EXPENSE):
Derivative expense	(188,378)	-
Change in fair value of derivative liabilities	485,725	-
Litigation settlement	-	(40,000)
Interest expense, net	(314,082)	(17,612)

Other expense, net	(16,735)	(57,612)

LOSS BEFORE INCOME TAX PROVISION	(514,806)	(423,924)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(514,806)	$(423,924)

PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

LOSS BEFORE INCOME TAX PROVISION	$-	$(423,924)

INCOME TAX PROVISION (BENEFIT)	-	(104,896)

NET LOSS	$(514,806)	$(319,028)

EARNINGS PER SHARE:
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	48,414,506	38,651,223

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2014 and 2015

	Common Stock				Total
	$0.001 Par Value		Additional	Accumulated	Stockholders'
	Number of		Paid-in	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2013	38,624,768	$38,625	$361,375	$34,691	$434,691

Reverse acquisition adjustment	9,656,194	9,656	(33,083)		(23,427)

Net loss	-	-	-	(423,924)	(423,924)

Reclassification of undistributed retained earnings as of December 30, 2014 to additional paid-in capital	-	-	(389,233)	389,233	-

Balance, December 31, 2014	48,280,962	48,281	(60,941)	-	(12,660)

Common stock issued for services	185,857	186	92,315	-	92,501

Net loss	-	-	-	(514,806)	(514,806)

Balance, December 31, 2015	48,466,819	$48,467	$31,374	$(514,806)	$(434,965)

See accompanying notes to the consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514,806)	$(423,924)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	1,774	170
Depreciation	13,774	23,443
Amortization of intangible assets	67,176	67,176
Amortization of deferred financing cost	11,148	-
Amortization of debt discount	247,724	-
Derivative expense	188,378	-
Common stock issued for services earned	92,501	-
Change in fair value of derivative liabilities	(485,725)	-
Changes in assets and liabilities:
Accounts receivable	(23,704)	119,971
Prepaid expense and other current assets	(7,072)	-
Advances to suppliers	(68,775)	(67,652)
Inventory	(101,860)	(64,199)
Deposit	(2,813)	-
Accounts payable and accrued expenses	(2,055)	171,307
Customer deposits	(32,329)	39,009
Deferred rent	10,728	-

NET CASH USED IN OPERATING ACTIVITIES	(605,936)	(134,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(97,710)	-

NET CASH USED IN INVESTING ACTIVITIES	(97,710)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	300,500	266,000
Repayments to related party for advances	(74,000)	(130,000)
Net proceeds from convertible notes payable	477,500	-
Proceeds received from loan	-	21,000
Repayment of note payable	(19,800)	(19,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES	684,200	137,200

NET CHANGE IN CASH	(19,446)	2,501

CASH - beginning of year	27,304	24,803

CASH - end of year	$7,858	$27,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25,640	$17,612
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(iii)	Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.
(iv)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(v)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are recorded as a deferred tax benefit. Management made this assumption based on its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.
(vi)	Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

The consolidated financial statements include all accounts of the Company as of December 31, 2015 and for the period from December 30, 2014 (date of acquisition) through December 31, 2015; Vapir as of December 31, 2015 and 2014 and for the years then ended.

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

The Company’s convertible notes payable, notes payable and loan payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015 and 2014.

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2015:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$78,471	$-	$-	$78,471
Derivative liabilities - Tainted Warrants	124,182	-	-	124,182
	$202,653	$-	$-	$202,653

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

Pursuant to ASC Paragraphs 360-10-35-29 through 35-36 Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group). Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall incorporate the entity’s own assumptions about its use of the asset (asset group) and shall consider all available evidence. The assumptions used in developing those estimates shall be reasonable in relation to the assumptions used in developing other information used by the entity for comparable periods, such as internal budgets and projections, accruals related to incentive compensation plans, or information communicated to others. However, if alternative courses of action to recover the carrying amount of a long-lived asset (asset group) are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. A probability-weighted approach may be useful in considering the likelihood of those possible outcomes. Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall be made for the remaining useful life of the asset (asset group) to the entity. For long-lived assets (asset groups) that have uncertainties both in timing and amount, an expected present value technique will often be the appropriate technique with which to estimate fair value.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2015 and 2014.

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

As of December 31, 2015, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

As of December 31, 2015 and 2014, there was $1,373 and $0 allowance for doubtful accounts, respectively. The Company recorded bad debt expense of $1,774 and $170 during the year ended December 31, 2015 and 2014, respectively.

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

There was no inventory obsolescence for the reporting period ended December 31, 2015 or 2014. There was no lower of cost or market adjustments for the reporting period ended December 31, 2015 or 2014.

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company and members of their immediate families; e. management of the Company and members of their immediate families; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

Advertising costs were $29,224 and $24,800 for the period ended December 31, 2015 and 2014, respectively and has been included in selling expenses as reflected in the accompanying consolidated statements of operations.

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC Paragraphs 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

The Company’s contingent shares issuance arrangements, stock options or warrants are as follows:

	Contingent shares issuance arrangements, stock options or warrants
	December 31, 2015	December 31, 2014

Stock Option Shares
	100	100

Sub-total: stock option shares	100	100

Warrant Shares
	501,263	1,263

Sub-total: warrant shares	501,263	1,263

Total contingent shares issuance arrangements, stock options or warrants	501,363	1,363

There were no incremental common shares under the Treasury Stock Method for the reporting period ended December 31, 2015 or 2014.

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

In November 2015, the FASB issued the FASB Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update simplifies the presentation of deferred income taxes; the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.

For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In January 2016, the FASB issued the FASB Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

This Update makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Some of the major changes as a result of the ASU 2016-01 are summarized below.

●	Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.
●	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.
●	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
●	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
●	Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
●	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.
●	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

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

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $515,000 at December 31, 2015, a net loss of approximately $515,000 and net cash used in operating activities of approximately $606,000 for the year ended December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	December 31, 2015	December 31, 2014

Auto	3 years	12,522	12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	97,710	-
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(81,513)	(67,739)
		$87,668	$3,732

(i)	Depreciation Expense

Depreciation expense amounted to $13,774 and $23,443 for the year ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2014, the Company fully depreciated the cost of leasehold improvements as the Company moved to a new office space in June 2014.

(ii)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2015.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	December 31,	December 31,
	2015	2014

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(632,466)	(565,290)
Intangible assets, net	$375,176	$442,352

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated fifteen year life of the Customer Relationships.

Legal costs associated with serving and protecting trademark are being capitalized. The Company filed trademarks for its company logos with an estimated useful life of fifteen years. The Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Amortization of intangible assets is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values.

Amortization expense was $67,176 and $67,176 for the year ended December 31, 2015 and 2014, respectively.

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 5 – Intangible Assets (continued)

Future amortization of intangible assets is as follows:

2016	$67,176
2017	67,176
2018	67,176
2019	67,176
2020 and thereafter	106,472
Total	$375,176

Impairment

The Company completed its annual impairment test of intangibles and determined that there was no impairment as the fair value of intangibles, exceeded their carrying values at December 31, 2015.

Note 6 – Note and Loan Payable

Loan payable

	December 31, 2015	December 31, 2014

Business loan obtained in May 2011 from Bank of the West with a credit line up to $200,000 and secured by all assets of the Company. This loan bears interest at 4.75% per annum.	$197,000	$197,000

Note payable

	December 31, 2015	December 31, 2014

4.75% Promissory note of $100,000 issued to Bank of the West on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012	25,050	44,850

Less : Current maturities	(19,800)	(19,800)
Note payable, net of current maturities	$5,250	$25,050

Future minimum principal and interest payment under the note are as follows:

Fiscal Year ending December 31:

2016	$20,559

2017	5,294

Total remaining payments	25,853

Less interest portion	(803)

Total remaining principal payments	25,050

Less current maturities	(19,800)

Note payable, net of current maturities	$5,250

Amounts outstanding under the loan and note above are personally guaranteed by the CEO of the Company.

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 7 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Management and significant stockholders

Mr. Hamid Emarlou	Chairman, CEO and significant stockholder of the Company

Advances from Significant Stockholder

From time to time, Chairman, CEO and significant stockholders of the Company advance funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due upon demand.

During 2014, the Company’s CEO provided advances to the Company for working capital purposes for a total of $266,000 and the Company repaid $130,000 of these advances leaving a balance of $136,000 at December 31, 2014. The advances are due on demand and bear 5% interest per annum. The Company paid interest of $1,470 to the Company’s CEO during the year ended December 31, 2014. Additionally, between February 2015 and November 2015, the Company’s CEO provided advances to the Company for working capital purposes for a total of $300,500 and the Company repaid $73,000 of these advances.

At December 31, 2015 and 2014, these advances amounted to $370,614 and $136,000, respectively. Included in the advances are accrued interest due to the Company’s CEO totaling $7,114 and $0, at December 31, 2015 and 2014 respectively.

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

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 8 - Convertible Notes Payable (continued)

Convertible notes payable consisted of the following:

December 31, 2015
6% Convertible promissory notes	$500,000
Discount	(500,000)
Accumulated amortization of discount	247,724
Remaining discount	(252,276)
Convertible notes payable, net	$247,724

Note 9 - Derivative Liabilities

Since the terms of the Debentures and Warrants in the April 2015 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Simple Binomial Lattice model to value the derivative liabilities. The Debentures were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $188,378 upon initial recording of the derivative liabilities. The total debt discount of $500,000 consisted of valuation of the derivatives of $250,407 and the valuation of the warrants of $249,593 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain resulting from the decrease in fair value of these convertible instruments was $485,725 for the year ended December 31, 2015. At December 31, 2015, the Company had recorded warrant derivative liability of $124,182 and note derivative liability of $78,471.

For the year ended December 31, 2015 and 2014 the Company recognized $247,724 and $0, respectively of amortization of debt discount.  For the year ended December 31, 2015 and 2014 the Company recognized $11,148 and $0, respectively of amortization of deferred financing cost. The amortization of debt discount and deferred financing cost were included in interest expense. As of December 31, 2015, accrued interest related to this Debenture amounted to $22,456.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of December 31, 2015:

December 31, 2015
Stock price	$0.25
Weighted average strike price	$0.50
Remaining contractual term (years)	0.75 to 4.25 years
Volatility	157% to 293%
Risk-free rate	0.65% to 1.76%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the year ended December 31, 2015
Beginning balance	$-
Debt discount in connection with conversion option of Debentures and detachable warrants	500,000
Excess of fair value over debt discount	188,378
Change in fair value of derivative liabilities	(485,725)
Ending balance	$202,653

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

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

The Company valued the 125,000 shares of its common stock issued upon execution of the Agreement at $0.50 per share and recorded as the consulting fee as these shares are fully earned, un-forfeitable and non-assessable upon issuance. Such consultant has not completed any capital raise for the Company.

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

In February 2013, the Company entered into a motor vehicle lease agreement.  The lease was for 24 months with monthly payments of $759.

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

Future minimum rental payments required under this operating lease are as follows:

Fiscal Year ending December 31:

2016	$60,903
2017	62,721
2018	64,236

Total	$187,860

Rent expense was $61,662 and $72,188 for the year ended December 31, 2014 and 2014, respectively.

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 10 – Commitments and Contingencies (continued)

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

In February 2015, the Company granted 125,000 shares of its common stock to a consultant in connection with a 6 month investor relations consulting agreement. The Company valued these common shares at $0.50 per share, the most recent PPM price or $62,500. In connection with the issuance of these common shares, the Company recorded stock based consulting of $62,500 for the year ended December 31, 2015.

In July 2015, the Company issued an aggregate of 60,857 shares of its common stock at approximately $0.50 per common share to a consultant as payment for accounting services rendered pursuant to a consulting agreement. The Company valued these common shares at $0.50 per share, the most recent PPM price or $30,000. In connection with the issuance of these common shares, the Company recorded stock based accounting expense of $30,000 for the year ended December 31, 2015.

Capital Contribution

The Company applied ASC 505-10-S99-3 issued by the United States Securities and Exchange Commission (the “SEC”), by reclassifying Vapir’s S corporation undistributed retained earnings of ($389,233) at December 31, 2014 to additional paid-in capital.

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 11 - Stockholders’ Deficit (continued)

Warrants

Stock warrant activities for the years ended December 31, 2015 and 2014 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	-	$-	-	$-
Recapitalization on December 30, 2014	1,263	1,248	2.11	-
Issued	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at December 31, 2014	1,263	1,248	2.11	-
Issued	500,000	0.60	5.00	-
Exercised/forfeited/expired	-	-	-	-
Balance at December 31, 2015	501,263	3.74	4.25	-
Warrants exercisable at December 31, 2015	501,263	$3.74	4.25	$-

On April 3, 2015, the Company issued warrants to acquire 500,000 shares of the Company's common stock in connection with the Debentures (see Note 8). The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.60 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that the Company issue any securities at a per share price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the date of the original issuance. The Company accounted for the full ratchet provision under FASB ASC Topic No. 815-40 “Derivatives and Hedging - Contracts in an Entity’s Own Stock” (see Note 9).

Options

Stock option activities for the year ended December 31, 2015 and 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	-	$-	-	$-
Recapitalization on December 30, 2014	100	700	2.17	-
Issued	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at December 31, 2014	100	700	2.17	-
Issued	-	-	-	-
Exercised/forfeited/expired	-	-	-	-
Balance at December 31, 2015	100	700	1.17	-
Options exercisable at December 31, 2015	100	$700	1.17	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the year ended December 31, 2014 was $0. As of December 31, 2015, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $0.

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 12 – Income Taxes

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

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows would the Company had always been the C Corporation upon the incorporation of the Predecessor:

For the Reporting Period Ended December 31, 2014

Federal statutory income tax rate	34.0%

Net operating loss carry-back	(34.0)

Effective income tax rate	34.0%

The Company has incurred aggregate net operating losses of approximately $96,000 for income tax purposes as of December 31, 2015. The net operating loss can be carried forward to reduce future years’ taxable income and will expire, if not utilized, through 2035. Utilization of these tax net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain ownership changes. Management believes that the realization of the benefits from these losses is not more likely than not to occur due to the Company’s limited operating history and continuing losses. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended:

December 31, 2015
U.S “expected” income tax	$(175,000)
Non-cash compensation	31,400
Amortization of intangible assets, debt discount and deferred financing cost	110,900
Change in valuation allowance	32,700
Total provision for income taxes	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

December 31, 2015
Deferred tax assets:
Net operating loss carryover	$32,700
Less: valuation allowance	(32,700)
Net deferred tax asset	$—

Vapir Enterprises, Inc. and Subsidiary

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 12 – Income Taxes (continued)

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2015, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $32,700 during the year ended December 31, 2015. Management does not believe that any uncertain tax positions have been taken in its 2014 tax return or will be taken in its 2015 tax returns.

Note 13 – Concentration of Credit Risk

Concentration of Revenue and Supplier

During the year ended December 31, 2015 sales to two customers represented approximately 49% of the Company’s net sales. During the year ended December 31, 2014 sales to one customer represented approximately 37% of the Company’s net sales.

As of December 31, 2015 and 2014, the Company had two customers representing approximately 92% of accounts receivable and one customer representing approximately 79% of accounts receivable, respectively.

The Company purchased inventories and products for sale from one vendor totaling approximately $1,203,000 and $620,000 during the years ended December 31, 2015 and 2014, respectively.

Note 14 – Subsequent Events

On January 7, 2016, the Company entered into an eight month consulting agreement with a consultant to provide business advisory and investor relations services. Pursuant to the consulting agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these common shares at the fair value of $175,000 or $0.35 per common share based on the quoted trading price on the date of grant.

On January 12, 2016, the Company issued an aggregate of 200,000 shares of the Company’s common stock to two board of directors of the Company for services to be rendered in fiscal 2016. The Company valued these common shares at the fair value of $70,000 or $0.35 per common share based on the quoted trading price on the date of grant.

On January 12, 2016, the Company issued 100,000 shares of the Company’s common stock to a consultant for marketing services to be rendered in fiscal 2016. The Company valued these common shares at the fair value of $35,000 or $0.35 per common share based on the quoted trading price on the date of grant.

On January 12, 2016, the Company issued 500,000 shares of the Company’s common stock to a consultant for business advisory services to be rendered in fiscal 2016. The Company valued these common shares at the fair value of $175,000 or $0.35 per common share based on the quoted trading price on the date of grant.

On January 12, 2016, the Company granted an aggregate of 2,080,000 five year options to purchase shares of common stock to CEO of the Company and six employees of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 2,080,000 options were valued on the grant date at approximately $0.35 per option or a total of $728,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading prices on the date of grant), volatility of 286% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.55%.

On January 12, 2016, the Company granted 400,000 five year options to purchase shares of common stock to a consultant of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 400,000 options were valued on the grant date at approximately $0.35 per option or a total of $140,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading prices on the date of grant), volatility of 286% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.55%.

An unsecured business loan was obtained in February 2016 from Bank of the West for $50,000 payable over 36 consecutive monthly installments with monthly principal and interest payment of $1,506 starting in March 2016. This loan bears interest at 5.28% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2015 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Management has determined that, as of the December 31, 2015 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

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

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2016, including the implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a Chief Financial Officer as a full time employee.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2015, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Commencement of Service As Officer/Director
Hamid Emarlou(1)	55	Chief Executive Officer & President	2014
Robert Duncan	62	Director	2015
Masoud Shahidi (1)	73	Director	2014
Dr. Shadi Shayegan, DMD(1)	45	Corporate Secretary	2014

(1) These individuals were directors of Vapir, Inc. prior to the consummation of the transactions contemplated by the Exchange Agreement and became officers and director of the Company pursuant to the terms of the Exchange Agreement.

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Hamid Emarlou, age 55, CEO and President

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

Dr. Shadi Shayegan, age 45, Corporate Secretary

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

Robert Duncan, age 62, Director

Mr. Duncan has over 25 years executive engineering and operations experience providing expertise in engineering product development, engineering process, NPI, and offshore development.  His previous positions include VP of Operations for a desktop virtualization company, CTO and VP of Engineering for an alternative energy/hydrogen fuel cell company, VP of Engineering at a server based computing company, and Executive VP of the commercial Business unit at a global contract manufacturer;

Mr. Duncan has been responsible for establishing engineering organizations at startups and running organizations inside established Fortune 500 companies. He is an experienced system architect having run global software and hardware design teams for the development of consumer, medical, and military products. Products developed include computer systems, hydrogen fuel cells, medical scanners, and embedded architecture applications. He holds several patents and received a B.S. in Physics from San Jose State University.

Masoud Shahidi, 73, Director

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

Family Relationships

Shadi Shayegan and Hamid Emarlou are husband and wife. Masoud Shahidi is Hamid Emarlou’s cousin.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the years ended December 31, 2015 and 2014 for our named executive officers of Vapir.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Hamid Emarlou President and	2015	$150,000	-	-		-	-	$15,600	(2)	$165,600
Chief Executive Officer	2014	$200,400	-	-		-	-	$10,800	(2)	$211,200

Adam Kotkin (1)	2015	-	-	-		-	-	-		-
Chief Executive Officer	2014	43,313	-	-		-	-	-		43,313

Adam Wasserman (1)	2015	-	-	-		-	-	-		-
Chief Financial Officer	2014	25,000	-	23,420	(3)	-	-	-		48,420

Dr. Shadi Shayegan	2015	55,200	-	-		-	-	-		55,200
Corporate Secretary	2014	48,800	-	-		-	-	-		48,800

(1)	Mr. Kotkin and Mr. Wasserman resigned as our Chief Executive Officer and Chief Financial Officer, respectively, effective December 30, 2014. On June 30, 2015, Mr. Kotkin resigned from his position as a member of our Board of Directors.
(2)	Mr. Emarlou was provided a car allowance in 2014 and 2015 of $900 and $1,300 a month, respectively, covering car payments and insurance expenses.
(3)	In September 2014, Mr. Wasserman received a stock award of 46,840 at $0.50 per share.

Employment Agreement with Executives

We have not entered into employment agreements with our officers and directors. Additionally, we have not approved any retirement benefit plan, termination or severance provisions for any of our named executive officers. Mr. Emarlou and Dr. Shayegan are employed at will such that either the Company or Mr. Emarlou and Dr. Shayegan may terminate the employment relationship at any time, with or without cause. Mr. Emarlou and Dr. Shayegan receive salaries and Mr. Emarlou received a car allowance in 2014 and 2015.

Mr. Kotkin and Mr. Wasserman terminated as employees of the Company effective December 30, 2014. Prior to their termination, neither officer was party to an employment agreement nor any retirement benefits plan or termination or severance agreements or provisions.

Outstanding Equity Awards at December 31, 2015

There were no outstanding equity awards held by any of our officers as of December 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 14, 2016 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. Immediately following the closing of the Exchange Agreement, we have 48,280,976 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of the Merger, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 2365 Paragon Dr., Suite B, San Jose, California 95131.

Name and Address	Beneficial Ownership	Percentage of Class (1)
Officers and Directors Hamid Emarlou (2)	36,609,768	73.56%
Shadi Shayegan (3)	36,609,768	73.56%
Robert Duncan,	125,000	*
Masoud Shahidi	175,000	*
All officers/directors as a group, including a former officer (4 persons)	36,909,768	74.17%

5 % Shareholders Whalehaven Capital Fund Ltd. 285 Grand Ave Patriot Center, Bldg 5, 2nd Fl, Englewood, NJ 07361	3,681,250	7.4%

*	Represents less than 1% ownership.

(1)	Based on 48,280,976 shares of common stock outstanding.
(2)	Mr. Emarlou is the beneficial owner of 36,609,768 shares of common stock. Mr. Emarlou directly holds 36,309,768 shares of common stock and his wife, Shadi Shayegan holds 300,000 shares.
(3)	Ms. Shayegan is the beneficial owner of 36,609,768 shares of common stock. Ms. Shayegan directly holds 300,000 shares and her husband, Hamid Emarlou holds 36,309,768 shares.

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Currently, we have one independent director, Robert Duncan. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Related Party Transactions

From time to time, Chairman, CEO and significant stockholders of the Company advance funds to the Company for working capital purpose. These advances are unsecured, interest bearing and due upon demand.

During 2014, the Company’s CEO provided advances to the Company for working capital purposes for a total of $266,000 and the Company repaid $130,000 of these advances leaving a balance of $136,000 at December 31, 2014. The advances are due on demand and bear 5% interest per annum. The Company paid interest of $1,470 to the Company’s CEO during the year ended December 31, 2014. Additionally, between February 2015 and November 2015, the Company’s CEO provided advances to the Company for working capital purposes for a total of $300,500 and the Company repaid $73,000 of these advances.

At December 31, 2015 and 2014, these advances amounted to $370,614 and $136,000, respectively. Included in the advances are accrued interest due to the Company’s CEO totaling $7,114 and $0, at December 31, 2015 and 2014 respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years ended December 31, 2015 and 2014 were:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees	$39,500	$25,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$39,500	$25,000

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

Vapir Enterprises, Inc.

Date: March 21, 2016	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)