Form 10-Q
period 2016-03-31
VAPIR ENTERPRISES INC.
filed 2016-05-13
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2016, there were 49,766,819 shares of common stock, par value $0.001, outstanding.

VAPIR ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2016

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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

VAPIR ENTERPRISES, INC.

March 31, 2016 and 2015

INDEX TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets at March 31, 2016 (Unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations - For the Three Months Ended March 31, 2016 and 2015 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2016 and 2015 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$54,994	$7,858
Accounts receivable, net	4,687	24,518
Inventory, net	192,798	212,411
Prepaid expense and other current assets	14,195	18,424
Advances to suppliers	132,078	136,427

Total Current Assets	398,752	399,638

OTHER ASSETS:
Property and equipment, net	81,171	87,668
Intangible assets, net	358,382	375,176
Deposit	2,813	2,813

Total Other Assets	442,366	465,657

Total Assets	$841,118	$865,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$249,802	$225,882
Convertible notes payable, net of debt discounts	330,602	247,724
Loan payable	197,000	197,000
Notes payable - current maturities	35,632	19,800
Customer deposits	14,075	20,609
Advances from related party	531,147	370,614
Deferred rent	11,669	10,728
Derivative liabilities	96,789	202,653

Total Current Liabilities	1,466,716	1,295,010

LONG-TERM LIABILITIES:
Notes payable, net of current maturities	33,152	5,250

Total Long-term Liabilities	33,152	5,250

Total Liabilities	1,499,868	1,300,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized; 49,766,819 and 48,466,819 shares issued and outstanding, respectively	49,767	48,467
Additional paid in capital	475,583	31,374
Deferred stock-based compensation	(31,429)	-
Accumulated deficit	(1,152,671)	(514,806)

Total Stockholders' Deficit	(658,750)	(434,965)

Total Liabilities and Stockholders' Deficit	$841,118	$865,295

See accompanying notes to the unaudited condensed consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Net revenues	$376,072	$334,615

Cost of sales	235,631	185,775

Gross profit	140,441	148,840

OPERATING EXPENSES:

Selling expenses	57,004	21,818
Compensation	248,799	142,959
Professional and consulting fees	372,163	139,646
General and administrative	100,990	91,421

Total Operating Expenses	778,956	395,844

LOSS FROM OPERATIONS	(638,515)	(247,004)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	105,864	-
Interest expense, net	(105,214)	(7,074)

Other income (expense), net	650	(7,074)

LOSS BEFORE INCOME TAX PROVISION	(637,865)	(254,078)

INCOME TAX PROVISION	-	-

NET LOSS	$(637,865)	$(254,078)

EARNINGS PER SHARE:
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	49,622,862	48,335,129

See accompanying notes to the unaudited condensed consolidated financial statements

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(637,865)	$(254,078)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	1,297	-
Depreciation	6,497	390
Amortization of intangible assets	16,794	16,790
Amortization of deferred financing cost	3,730	-
Amortization of debt discount	82,878	-
Change in fair value of derivative liabilities	(105,864)	-
Stock based compensation	414,080	62,500
Changes in assets and liabilities:
Accounts receivable	18,534	867
Prepaid expense and other current assets	499	-
Advances to suppliers	4,349	40,435
Inventory	19,613	(19,765)
Accounts payable and accrued expenses	29,453	(29,156)
Deferred rent	941	-
Customer deposits	(6,534)	52,775

NET CASH USED IN OPERATING ACTIVITIES	(151,598)	(129,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	155,000	130,000
Repayments to related party for advances	-	(3,000)
Proceeds received from notes payable	50,000	-
Payments of notes payable	(6,266)	(4,950)

NET CASH PROVIDED BY FINANCING ACTIVITIES	198,734	122,050

NET CHANGE IN CASH	47,136	(7,192)

CASH - beginning of period	7,858	27,304

CASH - end of period	$54,994	$20,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,594	$5,066
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for deferred stock-based compensation	$31,429	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation- Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)	Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iv)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(v)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(vi)	Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

(vii)	Estimates and assumptions used in valuation of stock-based compensation: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

The consolidated financial statements include all accounts of the Company and Vapir as of March 31, 2016 and for the three months then ended.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

The Company’s convertible notes payable and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2016 and December 31, 2015.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2016:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$42,235	$-	$-	$42,235
Derivative liabilities - Tainted Warrants	54,554	-	-	54,554
	$96,789	$-	$-	$96,789

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

As of March 31, 2016 and December 31, 2015, there was $2,661 and $1,373 allowance for doubtful accounts, respectively. The Company recorded bad debt expense of $1,297 and $0 during the three months ended March 31, 2016 and 2015, respectively.

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

There was no inventory obsolescence for the reporting period ended March 31, 2016 or 2015. There was no lower of cost or market adjustments for the reporting period ended March 31, 2016 or 2015.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of inventory. The advances to suppliers are interest free and unsecured.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

Intangible assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets” and records intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with ASC 805 “Business Combinations”.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company evaluates the recoverability of intangible assets annually which is every 4th quarter of the fiscal year or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company and members of their immediate families ; e. management of the Company and members of their immediate families ; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred. Shipping costs included in cost of good sold were $31,856 and $23,421 for the three months ended March 31, 2016 and 2015, respectively.

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

Advertising costs were $4,710 and $7,914 for the three months ended March 31, 2016 and 2015, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

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

	Contingent shares issuance arrangement, stock options or warrants
	For the Period Ended March 31, 2016	For the Period Ended March 31, 2015
Stock Option Shares	2,440,100	100

Sub-total: stock option shares	2,440,100	100

Warrant Shares	501,343	1,263

Sub-total: warrant shares	501,343	1,263

Total contingent shares issuance arrangement, stock options or warrants	2,941,443	1,363

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

There were no incremental common shares under the Treasury Stock Method for the reporting period ended March 31, 2016 or 2015.

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

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

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

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $1.15 million at March 31, 2016, a net loss of approximately $638,000 and net cash used in operating activities of approximately $152,000 for the three months ended March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	March 31, 2016 (Unaudited)	December 31, 2015

Auto	3 years	$12,522	$12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	97,710	97,710
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(88,010)	(81,513)
		$81,171	$87,668

(i)	Depreciation Expense

Depreciation expense amounted to $6,497 and $390 for the three months ended March 31, 2016 and 2015, respectively.

(ii)	Impairment

The Company completes its annual impairment testing of property and equipment every 4th quarter of the fiscal year to evaluate the recoverability of property and equipment or whenever events or changes in circumstances indicate that the property and equipment’s carrying amount may not be recoverable. The Company did not record any impairment of its property and equipment at March 31, 2016 and December 31, 2015, respectively.

Note 5 - Intangible Assets

Intangible assets consist of the following:

	March 31, 2016 (Unaudited)	December 31, 2015

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(649,260)	(632,466)
Intangible assets, net	$358,382	$375,176

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated fifteen-year life of the Customer Relationships.

Legal costs associated with serving and protecting trademark are being capitalized. The Company filed trademarks for its company logos with an estimated useful life of 15 years. The Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis. Amortization of intangible assets is included in operating expenses as reflected in the accompanying condensed consolidated statements of operations. The Company assesses fair value for any impairment to the carrying values. The Company did not record any impairment of its intangible assets at March 31, 2016 and December 31, 2015, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 5 - Intangible Assets (continued)

Amortization expense was $16,794 and $16,790 for the three months ended March 31, 2016 and 2015, respectively. Future amortization of intangible assets is as follows:

2016 (remainder of the year)	$50,382
2017	67,176
2018	67,176
2019	67,176
2020 and thereafter	106,472
Total	$358,382

Note 6 - Loan and Notes Payable

Loan payable

	March 31, 2016	December 31, 2015
Business loan obtained in May 2011 from Bank of the West with a credit line up to $200,000 and secured by all assets of the Company. This loan bears interest at 4.75% per annum.	$197,000	$197,000

Note payable

	March 31, 2016	December 31, 2015

4.75% Promissory note of $100,000 issued to Bank of the West on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012. Amounts outstanding under this loan and note are personally guaranteed by the CEO of the Company.	$20,100	$25,050
5.28% unsecured Promissory note of $50,000 issued to Bank of the West in February 2016 payable over 36 consecutive monthly installments with monthly payment of $1,506 and interest starting in March 2016	48,684	-
Less : Current maturities	(33,152)	(19,800)
Note payable, net of current maturities	$35,632	$5,250

Future minimum principal payments under the notes are as follows:

For Fiscal Year:

2016 (remainder of the year)	$26,672
2017	21,757
2018	15,915
2019	4,440

Total remaining Payments	68,784

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

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

During 2014, the Company’s CEO provided advances to the Company for working capital purposes for a total of $266,000 and the Company repaid $130,000 of these advances. The advances are due on demand and bear 5% interest per annum. Between February 2015 and November 2015, the Company’s CEO provided advances to the Company for working capital purposes for a total of $300,500 and the Company repaid $73,000 of these advances. Between January 2016 and March 2016, the Company’s CEO provided advances to the Company for working capital purposes for a total of $155,000. At March 31, 2016 and December 31, 2015, these advances amounted to $531,147 and $370,614, respectively. Included in the advances are accrued interest due to the Company’s CEO totaling $12,647 and $7,114, at March 31, 2016 and December 31, 2015 respectively.

Note 8 - Convertible Notes Payable

On April 3, 2015, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated April 3, 2015 (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) for an aggregate subscription amount of $500,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company issued a 6% Convertible Debenture (the “Debenture”) and warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $0.60 per share (the “Warrants”).

The terms of the Debenture and the Warrants are as follows:

6% Convertible Debenture

The total principal amount of the Debentures is $500,000. The Debenture accrues interest at 6% per annum and the Debenture has a maturity date of October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.50 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture which is initially recorded as prepaid financing cost and is being amortized over the term of the Debenture.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 8 - Convertible Notes Payable (continued)

Convertible notes payable consisted of the following:

March 31, 2016
6% Convertible promissory notes	$500,000
Initial Discount	(500,000)
Accumulated amortization of discount through March 31, 2016	330,602
Remaining discount as of March 31, 2016	(169,398)
Convertible notes payable, net	$330,602

Note 9 - Derivative Liabilities

Since the terms of the Debentures and Warrants in the April 2015 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Simple Binomial Lattice model to value the derivative liabilities. The Debentures were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $188,378 upon initial recording of the derivative liabilities. The total debt discount of $500,000 consisted of initial valuation of the derivatives of $250,407 and the valuation of the warrants of $249,593 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain resulting from the decrease in fair value of these convertible instruments was $105,864 for the three months ended March 31, 2016. At March 31, 2016, the Company recorded a warrant derivative liability of $54,554 and note derivative liability of $42,235.

For the three months ended March 31, 2016 and 2015 the Company recognized $82,878 and $0, respectively of amortization of debt discount. For the three months ended March 31, 2016 and 2015 the Company recognized $3,730 and $0, respectively of amortization of deferred financing cost. The amortization of debt discount and deferred financing cost were included in interest expense. As of March 31, 2016 and December 31, 2015, accrued interest related to this Debenture amounted to $29,936 and $22,456, respectively.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of March 31, 2016:

March 31, 2016
Stock price	$0.11
Weighted average strike price	$0.50
Remaining contractual term (years)	0.50 to 4.00 years
Volatility	266% to 319%
Risk-free rate	0.59% to 1.21%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the three months ended March 31, 2016
Beginning balance	$202,653
Change in fair value of derivative liabilities	(105,864)
Ending balance	$96,789

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 10 - Commitments and Contingencies

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

Future minimum rental payments required under this operating lease are as follows:

Fiscal Year ending December 31:

2016 (remainder of the year)	$45,753
2017	62,721
2018	64,236

Total	$172,710

Rent expense was $21,643 and $10,537 for the three months ended March 31, 2016 and 2015, respectively.

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

Common Stock

On January 7, 2016, the Company entered into a seven month consulting agreement to provide strategic consulting and business advisory services. Pursuant to the consulting agreement, the Company issued 500,000 shares of the Company’s common stock. The Company revalued these common shares at the fair value of $55,000 or $0.11 per common share based on the quoted trading price at the end of the reporting period, March 31, 2016. In connection with the issuance of these common shares, the Company recorded stock based compensation of $23,571 for the three months ended March 31, 2016 and deferred stock- based compensation of $31,429 as of March 31, 2016.

On January 12, 2016, the Company issued an aggregate of 200,000 shares of the Company’s common stock to two board of directors of the Company for services rendered. The Company valued these common shares at the fair value of $70,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $70,000 for the three months ended March 31, 2016.

On January 12, 2016, the Company issued 100,000 shares of the Company’s common stock to a consultant for marketing services rendered. The Company valued these common shares at the fair value of $35,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $35,000 for the three months ended March 31, 2016.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11 - Stockholders’ Deficit (continued)

On January 12, 2016, the Company issued 500,000 shares of the Company’s common stock to a consultant for business advisory services rendered. The Company valued these common shares at the fair value of $175,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $175,000 for the three months ended March 31, 2016.

Warrants

Stock warrant activities for the three months ended March 31, 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	501,263	$3.74	4.25	$-
Granted	-	-	-	-
Forfeited	(20)	250.00	-	-
Balance at March 31, 2016	501,243	3.73	4.00	-
Warrants exercisable at March 31, 2016	501,243	$3.73	4.00	$-

Options

Stock option activities for the three months ended March 31, 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	100	$700	1.17	$-
Granted	2,480,000	0.10	5.00	-
Exercised/forfeited/expired	(40,000)	0.10	5.00	-
Balance at March 31, 2016	2,440,100	0.13	4.79	-
Options exercisable at March 31, 2016	100	$700	1.42	$-

Weighted average fair value of warrants granted during the period			$0.35

On January 12, 2016, the Company granted an aggregate of 2,080,000 five year options to purchase shares of common stock to CEO of the Company and six employees of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 2,080,000 options were valued on the grant date at approximately $0.35 per option or a total of $728,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading prices on the date of grant), volatility of 286% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.55%. In March 2016, 40,000 of these unvested options were forfeited due to termination of an employee.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11 - Stockholders’ Deficit (continued)

During the three months ended March 31, 2016, the Company recorded stock-based compensation expense in connection with stock option awards of $110,509.  As of March 31, 2016, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $745,273. At March 31, 2016 there was approximately $24,000 intrinsic value for the stock options outstanding in the above table.

Note 12 - Concentration of Credit Risk

Concentration of Revenue and Supplier

During the three months ended March 31, 2016 sales to two customer represented approximately 40% of the Company’s net sales. During the three months ended March 31, 2015 sales to two customers represented approximately 41% of the Company’s net sales.

As of March 31, 2016 and December 31, 2015, accounts receivable from two customers represented approximately 74% and two customer represented 92% of the accounts receivable, respectively.

The Company purchased inventories and products from one vendor totaling approximately $176,000 and $177,000 during the three months ended March 31, 2016 and 2015, respectively.

Note 13 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Revenues

Net sales for the three months ended March 31, 2016 and 2015 were $376,072 and $334,615 respectively, an increase of $41,457 or approximately 12%. The increase in sales during the three months ended March 31, 2016 was primarily attributable to an increase in sales of our vaporizers product and accessories to one of our major wholesale customers. Additionally, revenues from retail or websites sales increased by approximately $6,000 during the three months ended March 31, 2016.

Cost of Sales

Cost of goods sold for the three months ended March 31, 2016 and 2015 were $235,631 and $185,775, respectively, an increase of $49,856 or approximately 27%. Cost of goods sold increased and is primarily due to the increase in sales of our vaporizers products and also an increase in freight and shipping cost during the three months ended March 31, 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2016 and 2015 were $778,956 and $395,844, respectively, an increase of $383,112 or approximately 97%. The increase in operating expenses during the three months ended March 31, 2016 is primarily due to an increase in marketing and advertising fees of our vaporizer products of approximately $35,000, an increase in stock based consulting of approximately $258,000 and an increase in stock based compensation of $90,000 in connection with common stock and stock options granted to CEO, Directors, employees and consultants of the Company during the three months ended March 31, 2016.

Other Expense, net

Total other income (expense), net for the three months ended March 31, 2016 and 2015 were $650 and ($7,074), respectively, an increase of $7,724. The increase in other income (expense), net is the result of the recognition of the gain resulting from the decrease in fair value of derivative liabilities of approximately $106,000 offset by interest expense from related party advances and convertible debentures and also includes amortization of debt discount and deferred financing cost of approximately $105,000 in connection with the issuance of convertible debentures.

Net loss

Net loss for the three months ended March 31, 2016 and 2015 was $637,865 and $254,078, respectively, as a result of the items discussed above.

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

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2016, we had a cash balance of approximately $55,000 and working capital (deficit) of ($1,068,000). Our cash increased during the three months ended March 31, 2016 by $47,000 from our cash balance at December 31, 2015 of $8,000. During the three months ended March 31, 2016, we borrowed $50,000 of note payable which will mature in February 2019 and a total of $155,000 of loans from a related party to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital and net revenues to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2016 had a material impact on our operations.

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

The Company evaluates the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. If it is determined by reviewing the above factors that a possible impairment exists, the Company must then determine if the carrying amount of the intangibles is recoverable based upon the comparison of the total undiscounted future cash flows from the intangibles to the carrying amount of the intangibles. Based on our assessment in 4th quarter of fiscal 2015, we determined that the sum of the future undiscounted cash flows exceeded the carrying amount of the intangibles and therefore the carrying amount of the intangible is recoverable.

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

With respect to the quarterly period ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2016 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of March 31, 2016:

(1)

Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2016, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

The application of the Federal Food, Drug and Cosmetic Act to all tobacco products, including products like the Company’s vaporizers, will have a material adverse effect on our business.

On May 9, 2016, the Food and Drug Administration (FDA) announced the issuance of a final rule (the “Rule”) deeming all tobacco products, including “electronic cigarettes” and their components and parts, subject to the Federal Food, Drug, and Cosmetic Act (the FD&C Act), as amended by the Family Smoking Prevention and Tobacco Control Act (Tobacco Control Act). As a result of the new Rule, all electronic cigarette products will be subject to the same FD&C Act provisions and relevant regulatory requirements to which cigarettes are subject, with respect to the following:

1. Enforcement action against products determined to be adulterated or misbranded (other than enforcement actions based on lack of a marketing authorization during an applicable compliance period);

2. Required submission of ingredient listing and reporting of HPHCs;

3. Required registration of tobacco product manufacturing establishments and product listing;

4. Prohibition against sale and distribution of products with modified risk descriptors (e.g., "light," "low," and "mild" descriptors) and claims unless FDA issues an order authorizing their marketing;

5. Prohibition on the distribution of free samples (same as cigarettes);

6. Premarket review requirements;

7. Implementation of minimum age and identification restrictions to prevent sales to individuals under age 18;

8. Inclusion of a health warning; and

9. Prohibition of sale of electronic cigarettes in vending machines, unless in a facility that never admits youth.

The application of the Rule will result in additional expenses, could affect the markets we sell our products in, could require us to change our advertising and labeling and method of marketing our products, any of which would have a substantial adverse effect on our business, results of operation and financial condition.  In addition, the application process of our products by the FDA could cost the Company several hundred thousand dollars.

We may face the same governmental actions aimed at conventional cigarettes and other tobacco products.

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control, or the FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

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

If vaporizers and/or electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

On January 7, 2016, the Company entered into a seven month consulting agreement to provide strategic consulting and business advisory services. Pursuant to the consulting agreement, the Company issued 500,000 shares of the Company’s common stock. The Company revalued these common shares at the fair value of $55,000 or $0.11 per common share based on the quoted trading price at the end of the reporting period, March 31, 2016. In connection with the issuance of these common shares, the Company recorded stock based compensation of $23,571 for the three months ended March 31, 2016 and deferred stock- based compensation of $31,429 as of March 31, 2016.

On January 12, 2016, the Company issued an aggregate of 200,000 shares of the Company’s common stock to two board of directors of the Company for services rendered. The Company valued these common shares at the fair value of $70,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $70,000 for the three months ended March 31, 2016.

On January 12, 2016, the Company issued 100,000 shares of the Company’s common stock to a consultant for marketing services rendered. The Company valued these common shares at the fair value of $35,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $35,000 for the three months ended March 31, 2016.

On January 12, 2016, the Company issued 500,000 shares of the Company’s common stock to a consultant for business advisory services rendered. The Company valued these common shares at the fair value of $175,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $175,000 for the three months ended March 31, 2016.

Options

On January 12, 2016, the Company granted an aggregate of 2,080,000 five year options to purchase shares of common stock to CEO of the Company and six employees of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. In March 2016, 40,000 of these unvested options were forfeited due to termination of an employee.

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

Vapir Enterprises, Inc.

Date: May 13, 2016	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

