Form 10-Q
period 2016-06-30
VAPIR ENTERPRISES INC.
filed 2016-08-12
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 12, 2016, there were 49,766,819 shares of common stock, par value $0.001, outstanding.

VAPIR ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2016

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

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

June 30, 2016 and 2015

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets at June 30, 2016 (Unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows -For the Six Months Ended June 30, 2016 and 2015 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$17,763	$7,858
Accounts receivable, net	2,545	24,518
Inventory, net	185,122	212,411
Prepaid expense and other current assets	28,620	18,424
Advances to suppliers	119,654	136,427

Total Current Assets	353,704	399,638

OTHER ASSETS:
Property and equipment, net	74,674	87,668
Intangible assets, net	341,588	375,176
Deposit	2,813	2,813

Total Other Assets	419,075	465,657

Total Assets	$772,779	$865,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$204,363	$225,882
Convertible notes payable, net of debt discounts	413,480	247,724
Loan payable	197,000	197,000
Notes payable - current maturities	31,179	19,800
Customer deposits	40,515	20,609
Advances from related party	651,020	370,614
Deferred rent	12,611	10,728
Derivative liabilities	90,066	202,653

Total Current Liabilities	1,640,234	1,295,010

LONG-TERM LIABILITIES:
Notes payable, net of current maturities	28,776	5,250

Total Long-term Liabilities	28,776	5,250

Total Liabilities	1,669,010	1,300,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized; 49,766,819 and 48,466,819 shares issued and outstanding, respectively.	49,767	48,467
Additional paid in capital	585,286	31,374
Accumulated deficit	(1,531,284)	(514,806)

Total Stockholders' Deficit	(896,231)	(434,965)

Total Liabilities and Stockholders' Deficit	$772,779	$865,295

See accompanying notes to the unaudited condensed consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net revenues	$269,104	$584,627	$645,176	$919,242

Cost of revenues	160,566	358,552	396,197	544,327

Gross profit	108,538	226,075	248,979	374,915

OPERATING EXPENSES:

Selling expenses	33,485	33,012	90,489	54,830
Compensation	214,793	172,487	463,592	315,446
Professional and consulting fees	53,556	71,816	425,719	211,462
General and administrative	85,002	62,402	185,992	153,823

Total Operating Expenses	386,836	339,717	1,165,792	735,561

LOSS FROM OPERATIONS	(278,298)	(113,642)	(916,813)	(360,646)

OTHER INCOME (EXPENSE):
Derivative expense	-	(188,378)	-	(188,378)
Change in fair value of derivative liabilities	6,723	293,930	112,587	293,930
Interest expense, net	(107,038)	(98,833)	(212,252)	(105,907)

Other income (expense), net	(100,315)	6,719	(99,665)	(355)

LOSS BEFORE INCOME TAX PROVISION	(378,613)	(106,923)	(1,016,478)	(361,001)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(378,613)	$(106,923)	$(1,016,478)	$(361,001)

LOSS PER SHARE:
Basic and diluted	$(0.01)	$-	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	49,766,819	48,405,962	49,694,841	48,370,741

See accompanying notes to the unaudited condensed consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,016,478)	$(361,001)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	1,002	-
Depreciation	12,994	780
Amortization of intangible assets	33,588	33,584
Amortization of deferred financing cost	7,460	3,607
Amortization of debt discount	165,756	80,146
Derivative expense	-	188,378
Change in fair value of derivative liabilities	(112,587)	(293,930)
Stock based compensation	546,641	62,500
Changes in assets and liabilities:
Accounts receivable	20,971	(74,605)
Prepaid expense and other current assets	(9,085)	(3,000)
Advances to suppliers	16,773	(64,693)
Inventory	27,289	(70,633)
Accounts payable and accrued expenses	(16,113)	(55,568)
Deferred rent	1,883	-
Customer deposits	19,906	(38,729)

NET CASH USED IN OPERATING ACTIVITIES	(300,000)	(593,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	300,000	130,000
Repayments to related party for advances	(25,000)	(3,000)
Proceeds received from notes payable	50,000	477,500
Payments of notes payable	(15,095)	(9,900)

NET CASH PROVIDED BY FINANCING ACTIVITIES	309,905	594,600

NET CHANGE IN CASH	9,905	1,436

CASH - beginning of period	7,858	27,304

CASH - end of period	$17,763	$28,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18,875	$12,534
Income taxes paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Operations

Vapir Enterprises, Inc.

Vapir Enterprises Inc. (formerly FAL Exploration Corp.) (“Vapir Enterprises” or the “Company”) was incorporated in the State of Nevada on December 17, 2009. The Company’s principal business is focused on inventing, developing and producing aromatherapy devices and vaporizers. The Company’s aromatherapy devices utilize heat and convection air and thereby extract natural essences and produce fresh fragrances. Vapir, Inc. (“Vapir”) is a wholly owned subsidiary of the Company and was incorporated in the State of California in October 2006.

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of June 30, 2016. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2015.  It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of estimates

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to allowance for doubtful account, inventory obsolescence and markdowns, the useful life of property and equipment, the valuation of deferred tax assets and liabilities, valuation of intangible assets, the assumptions used to calculate fair value of stock options and warrants granted, stock-based compensation and the fair value of common stock issued.

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2016, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2016 and December 31, 2015, there was $1,431 and $1,373 allowance for doubtful accounts, respectively. The Company recorded bad debt expense of $1,002 and $0 during the six months ended June 30, 2016 and 2015, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Inventory

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures. At June 30, 2016 and 2015, the Company recorded a reserve for slow-moving inventory of $15,320 and $0, respectively.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classifies inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was no inventory obsolescence for the reporting period ended June 30, 2016 or 2015. There was no lower of cost or market adjustments for the reporting period ended June 30, 2016 or 2015.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of inventory. The advances to suppliers are interest free and unsecured.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred. Shipping costs included in cost of goods sold were $63,739 and $55,317 for the six months ended June 30, 2016 and 2015, respectively.

Advertising Costs

The Company follows the guidance of the Section 720-35-25 of the FASB Accounting Standards Codification (“Section 720-35-25”) as to when advertising costs should be expensed. Pursuant to ASC Paragraph 720-35-25-1 the Company expenses the advertising costs when the first time the advertising takes place.

Advertising costs were $7,693 and $10,300 for the six months ended June 30, 2016 and 2015, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Income Taxes

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company's 2015, 2014 and 2013 tax years may still be subject to federal and state tax examination.

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

	For the Period Ended June 30, 2016	For the Period Ended June 30, 2015
Stock Options	2,440,100	100
Stock Warrants	501,343	501,263

Total contingent shares issuance arrangement, stock options or warrants	2,941,443	501,363

There were no incremental common shares under the Treasury Stock Method for the reporting period ended June 30, 2016 or 2015.

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $1.5 million at June 30, 2016, a net loss of approximately $1.0 million and net cash used in operating activities of approximately $300,000 for the six months ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	June 30, 2016 (Unaudited)	December 31, 2015

Auto	3 years	$12,522	$12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	97,710	97,710
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(94,507)	(81,513)
		$74,674	$87,668

(i)	Depreciation Expense

Depreciation expense amounted to $12,994 and $780 for the six months ended June 30, 2016 and 2015, respectively.

(ii)	Impairment

The Company completes its annual impairment testing of property and equipment every 4 th quarter of the fiscal year to evaluate the recoverability of property and equipment or whenever events or changes in circumstances indicate that the property and equipment’s carrying amount may not be recoverable. The Company did not record any impairment of its property and equipment at June 30, 2016 and December 31, 2015, respectively.

Note 5 - Intangible Assets

Intangible assets consist of the following:

	June 30, 2016 (Unaudited)	December 31, 2015

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(666,054)	(632,466)
Intangible assets, net	$341,588	$375,176

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 5 - Intangible Assets (continued)

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated fifteen-year life of the Customer Relationships.

Legal costs associated with serving and protecting trademarks are being capitalized. The Company filed trademarks for its company logos with an estimated useful life of 15 years. The Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis. Amortization of intangible assets is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair value for any impairment to the carrying values. The Company did not record any impairment of its intangible assets at June 30, 2016 and December 31, 2015, respectively.

Amortization expense was $33,588 and $33,584 for the six months ended June 30, 2016 and 2015, respectively. Future amortization of intangible assets is as follows:

2016 (remainder of the year)	$33,588
2017	67,176
2018	67,176
2019	67,176
2020 and thereafter	106,472
Total	$341,588

Note 6 - Loan and Notes Payable

Loan payable

	June 30, 2016	December 31, 2015
Business loan obtained in May 2011 from Bank of the West with a credit line up to $200,000 and secured by all assets of the Company. This loan bears interest at 4.75% per annum and it is due on demand.	$197,000	$197,000

Notes payable

	June 30, 2016	December 31, 2015

4.75% Promissory note of $100,000 issued to Bank of the West on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012. Amounts outstanding under this loan and note are personally guaranteed by the CEO of the Company.	$15,150	$25,050
5.28% unsecured Promissory note of $50,000 issued to Bank of the West in February 2016 payable over 36 consecutive monthly installments of $1,506 starting in March 2016	44,805	-
Less : Current maturities	(31,179)	(19,800)
Notes payable, net of current maturities	$28,776	$5,250

Future minimum principal payments under the notes are as follows:

For Fiscal Year:

2016 (remainder of the year)	$17,806
2017	21,721
2018	15,907
2019	4,521
Total remaining Payments	$59,955

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 7 - Related Party Transactions

Advances from Executive Officer, Significant Stockholder

From time to time, the Company’s Chairman, CEO and significant stockholder advances funds to the Company for working capital purposes. These advances are unsecured, due upon demand and bear interest at 5% per annum.

Between January 2016 and June 2016, the Company’s CEO provided advances to the Company for working capital purposes of $300,000 and the Company repaid $25,000 of these advances. At June 30, 2016 and December 31, 2015, these advances amounted to $651,020 and $370,614, respectively. Included in the advances are accrued interest due to the Company’s CEO totaling $12,520 and $7,114, at June 30, 2016 and December 31, 2015 respectively.

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

The total principal amount of the Debentures is $500,000. The Debenture accrues interest at 6% per annum and the Debenture has a maturity date of October 3, 2016 and is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.50 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture, which was initially recorded as prepaid financing cost and is being amortized over the term of the Debenture.

The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.60 per share, subject to applicable adjustments, including full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the date of the original issuance.

Convertible notes payable consisted of the following:

	June 30, 2016	December 31, 2015
6% Convertible promissory notes	$500,000	$500,000
Initial Discount	(500,000)	(500,000)
Accumulated amortization of discount	413,480	247,724
Remaining discount	(86,520)	(252,276)
Convertible notes payable, net	$413,480	$247,724

For the six months ended June 30, 2016 and 2015 the Company recognized $165,756 and $80,146, respectively of amortization of debt discount. For the six months ended June 30, 2016 and 2015 the Company recognized $7,460 and $3,607, respectively of amortization of deferred financing cost. The amortization of debt discount and deferred financing cost were included in interest expense. As of June 30, 2016 and December 31, 2015, accrued interest related to this Debenture amounted to $37,415 and $22,456, respectively.

Note 9 - Derivative Liabilities

Since the terms of the Debentures and Warrants in the April 2015 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion feature and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Simple Binomial Lattice model to value the derivative liabilities. The Debentures were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $188,378 upon initial recording of the derivative liabilities. The total debt discount of $500,000 consisted of initial valuation of the derivatives of $250,407 and the valuation of the warrants of $249,593 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain resulting from the decrease in fair value of these convertible instruments was $112,587 and $293,930 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, the Company recorded a warrant derivative liability of $59,560 and note derivative liability of $30,506.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9 - Derivative Liabilities (continued)

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2016:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$30,506	$-	$-	$30,506
Derivative liabilities - Tainted Warrants	59,560	-	-	59,560
	$90,066	$-	$-	$90,066

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of June 30, 2016:

June 30, 2016
Stock price	$0.12
Weighted average strike price	$0.50
Remaining contractual term (years)	0.25 to 3.75 years
Volatility	301% to 331%
Risk-free rate	0.26% to 0.49%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the six months ended June 30, 2016
Beginning balance	$202,653
Change in fair value of derivative liabilities	(112,587)
Ending balance	$90,066

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

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 10 - Commitments and Contingencies (continued)

Future minimum rental payments required under this operating lease are as follows:

Fiscal Year ending December 31:

2016 (remainder of the year)	$30,603
2017	62,721
2018	64,236

Total	$157,560

Rent expense was $41,552 and $28,402 for the six months ended June 30, 2016 and 2015, respectively.

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

Common Stock

On January 7, 2016, the Company entered into a seven month consulting agreement for strategic consulting and business advisory services. Pursuant to the consulting agreement, the Company issued 500,000 shares of the Company’s common stock. The Company revalued these common shares at the fair value of $60,000 or $0.12 per common share based on the quoted trading price at the end of the reporting period, June 30, 2016. In connection with the issuance of these common shares, the Company recorded stock based compensation of $51,429 for the six months ended June 30, 2016 and prepaid expense of $8,571 as of June 30, 2016.

On January 12, 2016, the Company issued an aggregate of 200,000 shares of the Company’s common stock to two board of directors of the Company. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $70,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $70,000 for the six months ended June 30, 2016.

On January 12, 2016, the Company issued 100,000 shares of the Company’s common stock to a consultant and such consultant will also receive $5,600 per month in connection with a consulting agreement. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $35,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $35,000 for the six months ended June 30, 2016.

On January 12, 2016, the Company issued 500,000 shares of the Company’s common stock to a consultant. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $175,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $175,000 for the six months ended June 30, 2016.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11 - Stockholders’ Deficit (continued)

Warrants

Stock warrant activities for the six months ended June 30, 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	501,263	$3.74	4.25	$-
Forfeited	(20)	250.00	-	-
Balance at June 30, 2016	501,243	3.73	3.75	-
Warrants exercisable at June 30, 2016	501,243	$3.73	3.75	$-

Options

Stock option activities for the six months ended June 30, 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	100	$700	1.17	$-
Granted	2,480,000	0.10	5.00	48,800
Forfeited	(40,000)	0.10	5.00	-
Balance at June 30, 2016	2,440,100	0.13	4.54	48,800
Options exercisable at June 30, 2016	100	$700	0.67	$-

Weighted average fair value of options granted during the period			$0.35

On January 12, 2016, the Company granted an aggregate of 2,080,000 five year options to purchase shares of common stock to the CEO of the Company and six employees of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 2,080,000 options were valued on the grant date at approximately $0.35 per option or a total of $728,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading prices on the date of grant), volatility of 286% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.55%. In March 2016, 40,000 of these unvested options were forfeited due to termination of an employee.

On January 12, 2016, the Company granted 400,000 five year options to purchase shares of common stock to a consultant of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 400,000 options were revalued on June 30, 2016 at approximately $0.12 per option or a total of $48,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.12 per share (based on the quoted trading prices), volatility of 331% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.01%.

During the six months ended June 30, 2016, the Company recorded stock-based compensation expense in connection with stock option awards of $215,212.  As of June 30, 2016, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $548,570. At June 30, 2016 there was approximately $48,800 of intrinsic value for the stock options outstanding in the above table.

Vapir Enterprises, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12 - Concentration of Credit Risk

Concentration of Revenue and Supplier

During the six months ended June 30, 2016 sales to two customers represented approximately 38% of the Company’s net sales. During the six months ended June 30, 2015 sales to one customer represented approximately 46% of the Company’s net sales.

As of June 30, 2016 and December 31, 2015, accounts receivable from one customer represented approximately 58% and two customers represented 92% of the accounts receivable, respectively.

The Company purchased inventories and products from one vendor totaling approximately $299,000 (100% of the purchases) and $529,000 (100% of the purchases) during the six months ended June 30, 2016 and 2015, respectively.

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

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

Vapir Enterprises, Inc. was originally incorporated under the laws of the State of Nevada on December 17, 2009 under the name Apps Genius Corp. Our original business was to develop, market, publish and distribute social games and software applications that consumers could use on a variety of platforms, including social networks, wireless devices and stand-alone websites. We were unsuccessful in operating our business and on October 7, 2013 we entered into a Membership Interest Purchase Agreement with FAL Minerals LLC and we changed our name to FAL Exploration Corp. The agreement with FAL Minerals LLC has since been terminated and we have now entered into an Exchange Agreement with Vapir, Inc. and its shareholders. In addition, we changed our name to Vapir Enterprises, Inc. to better represent our new business operations.

On December 30, 2014, Vapir, Inc., a private California corporation (“Vapir”), which is the historical business of the Company’s wholly-owned subsidiary, entered into a Share Exchange Agreement with the Company, all of the stockholders of Vapir (the “Vapir Shareholders”), and the Company’s controlling stockholders whereby the Company agreed to acquire all of the issued and outstanding capital stock of Vapir in exchange for 38,624,768 shares of the Company’s common stock. On December 30, 2014, the transaction closed and Vapir is now a wholly-owned subsidiary of the Company. The number of shares issued represented approximately 80.0% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement. In addition, Vapir’s board of directors and management obtained the board and management control of the combined entity stock immediately after the consummation of the Share Exchange Agreement.

Vapir, Inc., our wholly-owned subsidiary, was incorporated on October 26, 2006 in the State of California.

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

Results of Operations

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Net Revenues

Net sales for the three months ended June 30, 2016 and 2015 were $269,104 and $584,627 respectively, a decrease of $315,523 or approximately 54%. The decrease in sales during the three months ended June 30, 2016 was primarily attributable to a decrease in sales of our Prima vaporizer product. Additionally, revenues from our 2 customers decreased by approximately $293,000 during the three months ended June 30, 2016 as compared to the prior period.

Net sales for the six months ended June 30, 2016 and 2015 were $645,176 and $919,242 respectively, a decrease of $274,066 or approximately 30%. The decrease in sales during the six months ended June 30, 2016 was primarily attributable to a decrease in sales of our Prima vaporizer product. Additionally, revenues from our 2 customers decreased by approximately $280,000 during the six months ended June 30, 2016 as compared to the prior period.

Management views future sales level with a fair degree of uncertainty in that management has not been able to identify whether our sales level are trending up or down over the near term. As a result, we believed our sales level are subject to high level of uncertainty.

Cost of Revenues

Cost of goods sold for the three months ended June 30, 2016 and 2015 were $160,566 and $358,552, respectively, a decrease of $197,986 or approximately 55%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Cost of goods sold for the six months ended June 30, 2016 and 2015 were $396,197 and $544,327, respectively, a decrease of $148,130 or approximately 27%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 and 2015 were $386,836 and $339,717, respectively, an increase of $47,119 or approximately 14%. The increase in operating expenses during the three months ended June 30, 2016 is primarily due to an increase in stock based consulting of approximately $23,000 and an increase in stock based compensation of $109,000 in connection with common stock and stock options granted to CEO, Directors, employees and consultants of the Company during the three months ended June 30, 2016. Such increases were offset by a decrease in cash compensation to our employees of approximately $65,000 and a decrease in legal fees of approximately $30,000.

Total operating expenses for the six months ended June 30, 2016 and 2015 were $1,165,792 and $735,561, respectively, an increase of $430,231 or approximately 58%. The increase in operating expenses during the six months ended June 30, 2016 is primarily due to an increase in marketing and advertising fees of our vaporizer products of approximately $35,000, an increase in stock based consulting of approximately $282,000, an increase in stock based compensation of $202,000 in connection with common stock and stock options granted to our CEO, Directors, employees and consultants of the Company and an increase of approximately $13,000 of rent expense during the six months ended June 30, 2016. Such increases were offset by a decrease in cash compensation to our employees of approximately $54,000 and a decrease in legal fees and accounting fees of approximately $49,000.

The Company’s management continues to evaluate its operating cost with an aim of reducing its operating expenses in the future.

Other Income (Expense), net

Total other (expense) income, net, for the three months ended June 30, 2016 and 2015 were $(100,315) and $6,719. The increase in other expense is the primary result of the decrease in derivative expense and decreased gain resulting from the decrease in fair value of derivative liabilities during the three month period.

Total other expense, net, for the six months ended June 30, 2016 and 2015 were $99,665 and $355, respectively, an increase of $99,310. The increase in other expense is the primary result of the decreased gain resulting from the decrease in fair value of derivative liabilities offset by interest expense from related party advances and convertible debentures and also includes amortization of debt discount and deferred financing cost of approximately $173,000 in connection with the issuance of convertible debentures.

Net loss

Net loss for the three months ended June 30, 2016 and 2015 was $378,613 and $106,923, respectively, as a result of the items discussed above. Net loss for the six months ended June 30, 2016 and 2015 was $1,016,478 and $361,001, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2016, our total current liabilities exceeded our total current assets and, as a result, we had a working capital deficit.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2016, we had a cash balance of approximately $18,000 and working capital deficit of $1,287,000. Our cash increased during the six months ended June 30, 2016 by approximately $10,000 from our cash balance at December 31, 2015 of $8,000. During the six months ended June 30, 2016, we borrowed $50,000 by issuing a note payable which will mature in February 2019 and we also received related party advances for a total of $300,000 to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures.

We may be required to raise additional funds at times when market conditions are not favorable with the result that we may incur dilution or be required to accept debt covenants or other conditions that are onerous or which otherwise limit our ability to gain or attract additional financing in the future. As a small company with a limited product line and limited customer base, we face continuing risks and uncertainties that serve to make our company and an investment in our common stock subject to risks that are beyond our control. We estimate that based on current plans and assumptions, that our cash is not sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

Our ability to generate and maintain a positive cash flow from our operations cannot be assured. Based solely on our own internal estimates without the benefit of any independent third party evaluation, we anticipate that our cash and cash flow will not be sufficient to satisfy our cash requirements and we will likely require significant additional external financing. The magnitude of the additional financing and its timing is not yet precisely known and depending on the level of our sales revenues and other operating needs we may be facing a prolonged multi-period scenario of negative cash flows with increasing losses.

Currently, we have no other known alternative source for any additional financing except those sources which we have previously used. Further, we cannot assure you that we can continue to rely upon those existing financing sources in the future. We may not have sufficient working capital and funds from the collection of revenues that may allow us to maintain or expand our existing operations, to provide sufficient working capital to meet our operating needs and our outstanding financial obligations. For this reason we anticipate that, based on current market conditions and our existing financial condition, we will likely need to obtain significant additional capital. In this sense we currently anticipate that we will remain dependent on our ability to secure additional financing.

In the event that we are able to secure a sufficient amount additional financing on a timely basis, it may include the issuance of equity or debt securities, obtaining credit facilities, or entering into other financing arrangements on such terms as then existing market conditions require. The capital market for small or micro-cap companies has been and likely will remain very difficult in the near future. As a result our ability to obtain additional capital on terms that are reasonable in light of current market conditions cannot be assured. We may be forced to obtain additional capital on terms that could limit our long term ability to remain in business or otherwise materially restrict our operations.

Further, the market price of our common stock and the uncertainties of the U.S. economy, the 2016 U.S. Presidential Election and other factors will likely negatively impact us and the financing options that we may have. Any downturn in the U.S. equity and debt markets could also make it more difficult for us to obtain additional financing.

Even if we are able to raise the additional financing that we anticipate that we will require, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek other, less-attractive alternative financing.

Currently we do not have any commitment from any outside financing source to meet our anticipated financing needs. Furthermore, in the event that we were to issue additional equity or debt securities, stockholders may experience significant additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. And in the case of any issuance of one or more debt securities, the debt covenants may restrict our operating ability and our ability to raise additional financing from debt.

Overall if we are unable to raise additional capital on terms that are reasonable in light of current market conditions will likely restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, there is substantial doubt about our ability to continue as a going concern.

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2016 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.  We believe the critical accounting policies in Note 2 to the consolidated financial statements appearing in the Annual Report, Form 10-K for the year ended December 31, 2015, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

With respect to the quarterly period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2016 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of June 30, 2016:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2016, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

We are a small public company and we face ever-increasing challenges in fulfilling the ever-rising costs of regulatory compliance under our federal, state, and other laws.

As a small company we have limited financial resources and we face compliance and regulatory costs that are increasing yearly. While we believe that our business strategies are sound, we cannot assure you that we will not incur such costs and have the ability to pass these increased costs onto our customers. As a result we may incur significant operating losses and negative cash flow for the foreseeable future with resulting adverse impact on our continued existence as a corporation.

Our Total Current Liabilities were greater than our Total Current Assets as of June 30, 2016

As of June 30, 2016, our Total Current Liabilities were $1,640,234 and our Total Current Assets were $353,704. As a result we do not have sufficient cash or other liquid current assets to meet our current financial obligations that become due within the twelve month period through June 30, 2017.

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

Vapir Enterprises, Inc.

Date: August 12, 2016	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

