Form 10-Q
period 2016-09-30
VAPIR ENTERPRISES INC.
filed 2016-11-10
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 10, 2016, there were 49,766,819 shares of common stock, par value $0.001, outstanding.

VAPIR ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2016

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

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

For the quarterly period ended September 30, 2016

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows -For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,508	$7,858
Accounts receivable, net	3,475	24,518
Inventory, net	246,572	212,411
Prepaid expense and other current assets	14,585	18,424
Advances to suppliers	107,565	136,427

Total Current Assets	381,705	399,638

OTHER ASSETS:
Property and equipment, net	70,860	87,668
Intangible assets, net	324,794	375,176
Deposit	2,813	2,813

Total Other Assets	398,467	465,657

Total Assets	$780,172	$865,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$328,092	$225,882
Convertible notes payable, net of debt discounts	496,358	247,724
Loan payable	197,000	197,000
Notes payable - current maturities	20,243	19,800
Customer deposits	25,281	20,609
Advances from related party	762,675	370,614
Deferred rent	13,553	10,728
Derivative liabilities	126,983	202,653

Total Current Liabilities	1,970,185	1,295,010

LONG-TERM LIABILITIES:
Notes payable, net of current maturities	30,830	5,250

Total Long-term Liabilities	30,830	5,250

Total Liabilities	2,001,015	1,300,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized; 49,766,819 and 48,466,819 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	49,767	48,467
Additional paid in capital	703,396	31,374
Accumulated deficit	(1,974,006)	(514,806)

Total Stockholders' Deficit	(1,220,843)	(434,965)

Total Liabilities and Stockholders' Deficit	$780,172	$865,295

See accompanying notes.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net revenues	$220,028	$307,466	$865,204	$1,226,708

Cost of revenues	127,269	188,906	523,466	733,233

Gross profit	92,759	118,560	341,738	493,475

OPERATING EXPENSES:

Selling expenses	75,889	54,383	166,378	109,213
Compensation	210,248	160,602	673,840	476,048
Professional and consulting fees	43,728	55,282	469,447	266,744
General and administrative	59,569	97,765	245,561	251,588

Total Operating Expenses	389,434	368,032	1,555,226	1,103,593

LOSS FROM OPERATIONS	(296,675)	(249,472)	(1,213,488)	(610,118)

OTHER INCOME (EXPENSE):
Derivative expense	-	-	-	(188,378)
Change in fair value of derivative liabilities	(36,917)	162,153	75,670	456,083
Interest expense, net	(109,130)	(103,531)	(321,382)	(209,438)

Other income (expense), net	(146,047)	58,622	(245,712)	58,267

LOSS BEFORE INCOME TAX PROVISION	(442,722)	(190,850)	(1,459,200)	(551,851)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(442,722)	$(190,850)	$(1,459,200)	$(551,851)

LOSS PER SHARE:
Basic and diluted	$(0.01)	$-	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	49,766,819	48,448,297	49,719,009	48,396,877

See accompanying notes.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,459,200)	$(551,851)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	1,619	-
Depreciation	19,608	7,277
Inventory markdown	23,162	-
Amortization of intangible assets	50,382	50,382
Amortization of deferred financing cost	11,189	7,377
Amortization of debt discount	248,634	163,935
Derivative expense	-	188,378
Change in fair value of derivative liabilities	(75,670)	(456,083)
Stock based compensation	673,322	92,501
Changes in assets and liabilities:
Accounts receivable	19,424	(1,256)
Prepaid expense and other current assets	(7,350)	(9,830)
Advances to suppliers	28,862	(15,415)
Inventory	(57,323)	(103,129)
Accounts payable and accrued expenses	119,271	(45,194)
Deferred rent	2,825	-
Customer deposits	4,672	146,996

NET CASH USED IN OPERATING ACTIVITIES	(396,573)	(525,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,800)	(97,710)

NET CASH USED IN INVESTING ACTIVITIES	(2,800)	(97,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	400,000	230,500
Repayments to related party for advances	(25,000)	(3,000)
Proceeds received from notes payable	50,000	477,500
Payments of notes payable	(23,977)	(14,850)

NET CASH PROVIDED BY FINANCING ACTIVITIES	401,023	690,150

NET CHANGE IN CASH	1,650	66,528

CASH - beginning of period	7,858	27,304

CASH - end of period	$9,508	$93,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$27,978	$19,698
Income taxes paid	$-	$-

See accompanying notes.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of September 30, 2016. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2015.  It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of estimates

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to allowance for doubtful accounts, inventory obsolescence and markdowns, the useful life of property and equipment, the valuation of deferred tax assets and liabilities, valuation of intangible assets, the assumptions used to calculate fair value of stock options and warrants granted, stock-based compensation and the fair value of common stock issued.

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2016, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2016 and December 31, 2015, the Company recorded $2,009 and $1,373 in the allowance for doubtful accounts, respectively. The Company recorded bad debt expense of $1,619 and $0 during the nine months ended September 30, 2016 and 2015, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Inventory

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures. At September 30, 2016 and 2015, the Company recorded a reserve for slow-moving inventory of $23,162 and $0, respectively.

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

There was no inventory obsolescence for the reporting period ended September 30, 2016 or 2015. There was no lower of cost or market adjustments for the reporting period ended September 30, 2016 or 2015.

Advances to suppliers

Advances to a supplier represents the cash paid in advance which is usually in three installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of September 30, 2016, advance to the Company’s major supplier amounted $107,565. Upon shipment of the purchase inventory, the Company reclass or records such advances to supplier into inventory.

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

Consideration paid to promote and sell the Company’s products to customers is typically recorded as marketing costs incurred by the Company. If the amount of consideration paid to customers exceeds the marketing costs, any excess is recorded as a reduction of revenue. The Company follows the requirements of FASB ASC 605-50-45-2, Revenue Recognition—Customer Payments and Incentives.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred. Shipping costs included in cost of goods sold were $89,074 and $79,638 for the nine months ended September 30, 2016 and 2015, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Advertising Costs

The Company follows the guidance of the Section 720-35-25 of the FASB Accounting Standards Codification (“Section 720-35-25”) as to when advertising costs should be expensed. Pursuant to ASC Paragraph 720-35-25-1 the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $9,876 and $24,021 for the nine months ended September 30, 2016 and 2015, respectively.

The amounts paid to customers for marketing expenses incurred in behalf of the Company are recorded as marketing cost and not as a reduction of revenue in accordance with FASB ASC 605-50-45-2, Revenue Recognition—Customer Payments and Incentives. During the nine months ended September 30, 2016, the Company recorded a total of marketing cost of approximately $71,500 as consideration paid to promote and sell the Company’s products to customers.

Income Taxes

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company's 2015, 2014 and 2013 tax years are still subject to federal and state tax examination.

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

	For the Period Ended September 30, 2016	For the Period Ended September 30, 2015
Stock Options	1,940,100	100
Stock Warrants	501,243	501,263

Total contingent shares issuance arrangement, stock options or warrants	2,441,343	501,363

There were no incremental common shares under the Treasury Stock Method for the reporting period ended September 30, 2016 or 2015.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $1.97 million at September 30, 2016, a net loss of approximately $1.5 million and net cash used in operating activities of approximately $397,000 for the nine months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	As of September 30, 2016 (Unaudited)	As of December 31, 2015

Auto	3 years	$12,522	$12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	100,510	97,710
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(101,121)	(81,513)
		$70,860	$87,668

(i)	Depreciation Expense

Depreciation expense amounted to $19,608 and $7,277 for the nine months ended September 30, 2016 and 2015, respectively.

(ii)	Impairment

The Company completes its annual impairment testing of property and equipment every fourth quarter of the fiscal year to evaluate the recoverability of property and equipment or whenever events or changes in circumstances indicate that the property and equipment’s carrying amount may not be recoverable. The Company did not record any impairment of its property and equipment at September 30, 2016 and December 31, 2015, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 - Intangible Assets

Intangible assets consist of the following:

	As of September 30, 2016 (Unaudited)	As of December 31, 2015

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(682,848)	(632,466)
Intangible assets, net	$324,794	$375,176

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated fifteen-year life of the Customer Relationships.

Legal costs associated with serving and protecting trademarks are being capitalized. The Company filed trademarks for its company logos with an estimated useful life of 15 years. The Company is amortizing the costs of trademarks over their estimated useful lives on a straight-line basis. Amortization of trademarks is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair value for any impairment to the carrying values. The Company did not record any impairment of its intangible assets at September 30, 2016 and December 31, 2015, respectively.

Amortization expense was $50,382 and $50,382 for the nine months ended September 30, 2016 and 2015, respectively. Future amortization of intangible assets is as follows:

2016 (remainder of the year)	$16,794
2017	67,176
2018	67,176
2019	67,176
2020 and thereafter	106,472
Total	$324,794

Note 6 - Loan and Notes Payable

Loan payable	As of September 30, 2016 (Unaudited)	As of December 31, 2015
Business loan obtained in May 2011 from Bank of the West with a credit line up to $200,000 and secured by all assets of the Company. This loan bears interest at 4.75% per annum and it is due on demand.	$197,000	$197,000

Notes payable	As of September 30, 2016 (Unaudited)	As of December 31, 2015

Promissory note of $100,000 bearing interest at 4.75%, issued to Bank of the West on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012. Amounts outstanding under this loan and note are personally guaranteed by the CEO of the Company.	$10,200	$25,050
Unsecured Promissory note of $50,000 bearing interest of 5.28%, issued to Bank of the West in February 2016 payable over 36 consecutive monthly installments of $1,506 starting in March 2016	40,873	-
Less : Current maturities	(20,243)	(19,800)
Notes payable, net of current maturities	$30,830	$5,250

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 - Loan and Notes Payable (continued)

Future minimum principal payments under the notes are as follows:

For Fiscal Year:

2016 (remainder of the year)	$8,924
2017	21,721
2018	15,907
2019	4,521
Total remaining payments	$51,073

Note 7 - Related Party Transactions

Advances from Executive Officer, Significant Stockholder

From time to time, the Company’s Chairman, CEO and significant stockholder advances funds to the Company for working capital purposes. These advances are unsecured, due upon demand and bear interest at 5% per annum.

Between January 2016 and September 2016, the Company’s CEO provided advances to the Company for working capital purposes of $400,000 and the Company repaid $25,000 of these advances. At September 30, 2016 and December 31, 2015, these advances amounted to $762,675 and $370,614, respectively. Included in the advances are accrued interest due to the Company’s CEO totaling $18,175 and $7,114, at September 30, 2016 and December 31, 2015 respectively.

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

The total principal amount of the Debentures is $500,000. The Debenture accrues interest at 6% per annum and the Debenture matured on October 3, 2016 and is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.50 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture, which was initially recorded as prepaid financing cost and is being amortized over the term of the Debenture.

The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.60 per share, subject to applicable adjustments, including full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the date of the original issuance.

The Company is currently in negotiations with the note holders to convert these notes payable into common stock. The Company has not received any default notice from the note holders.

Convertible notes payable consisted of the following:

	As of September 30, 2016 (Unaudited)	As of December 31, 2015
6% Convertible promissory notes	$500,000	$500,000
Initial Discount	(500,000)	(500,000)
Accumulated amortization of discount	496,358	247,724
Remaining discount	(3,642)	(252,276)
Convertible notes payable, net	$496,358	$247,724

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 - Convertible Notes Payable (continued)

For the nine months ended September 30, 2016 and 2015 the Company recognized $248,634 and $163,935, respectively of amortization of debt discount. For the nine months ended September 30, 2016 and 2015 the Company recognized $11,189 and $7,377, respectively of amortization of deferred financing cost. The amortization of debt discount and deferred financing cost were included in interest expense. As of September 30, 2016 and December 31, 2015, accrued interest related to this Debenture amounted to $44,977 and $22,456, respectively.

Note 9 - Derivative Liabilities

Since the terms of the Debentures and Warrants in the April 2015 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion feature and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Simple Binomial Lattice model to value the derivative liabilities. The Debentures were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $188,378 upon initial recording of the derivative liabilities. The total debt discount of $500,000 consisted of initial valuation of the derivatives of $250,407 and the valuation of the warrants of $249,593 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain resulting from the decrease in fair value of these convertible instruments was $75,670 and $456,083 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the Company recorded a warrant derivative liability of $78,270 and note derivative liability of $48,713.

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2016:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$48,713	$-	$-	$48,713
Derivative liabilities - Tainted Warrants	78,270	-	-	78,270
	$126,983	$-	$-	$126,983

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of September 30, 2016:

As of September 30, 2016
Stock price	$0.16
Weighted average strike price	$0.50
Remaining contractual term (years)	0.25 to 3.50 years
Volatility	300% to 303%
Risk-free rate	0.29% to 0.88%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the nine months ended September 30, 2016
Beginning balance	$202,653
Change in fair value of derivative liabilities	(75,670)
Ending balance	$126,983

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

In September 2016, the Company entered into a sublease agreement with an unrelated party (“Sub Lessee”) to sublease the office and warehousing space in San Jose, California with a term commencing on September 1, 2016 and expiring October 31, 2017. The sublease agreement requires the sub lessee to pay to the Company a base rent of $5,050 plus pro rata share of operating expenses beginning September 1, 2016. The base rent is subject to an annual increase beginning in November 2016 as defined in the amended lease agreement. The Company collected rental income of $6,300 from sub lessee and was recorded to rent expense during the nine months ended September 30, 2016.

In September 2016, a lease agreement was signed for an office and warehousing space consisting of approximately 1,750 square feet located in Santa Clara, California with a term commencing in September 2016 and expiring in September 2017. Pursuant to this lease agreement, the lease requires the Company to pay a monthly base rent of $1,750.

Future minimum rental payments required under this operating lease are as follows:

Fiscal Year ending December 31:

2016 (remainder of the year)	$35,578
2017	62,721
2018	64,236

Total	$162,535

Rent expense was $51,985 and $43,455 for the nine months ended September 30, 2016 and 2015, respectively.

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

Common Stock

On January 7, 2016, the Company entered into a seven month consulting agreement for strategic consulting and business advisory services. Pursuant to the consulting agreement, the Company issued 500,000 shares of the Company’s common stock. The Company revalued these common shares at the fair value of $60,000 or $0.12 per common share based on the quoted trading price at the end of the reporting period, September 30, 2016. In connection with the issuance of these common shares, the Company recorded stock based compensation of $60,000 for the nine months ended September 30, 2016.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 - Stockholders’ Deficit (continued)

On January 12, 2016, the Company issued an aggregate of 200,000 shares of the Company’s common stock to two board of directors of the Company. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $70,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $70,000 for the nine months ended September 30, 2016.

On January 12, 2016, the Company issued 100,000 shares of the Company’s common stock to a consultant and such consultant will also receive $5,600 per month in connection with a consulting agreement. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $35,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $35,000 for the nine months ended September 30, 2016.

On January 12, 2016, the Company issued 500,000 shares of the Company’s common stock to a consultant. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $175,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $175,000 for the nine months ended September 30, 2016.

Warrants

Stock warrant activities for the nine months ended September 30, 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	501,263	$3.74	4.25	$-
Forfeited	(20)	250.00	-	-
Balance at September 30, 2016	501,243	3.50	3.50	-
Warrants exercisable at September 30, 2016	501,243	$3.50	3.50	$-

Options

Stock option activities for the nine months ended September 30, 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	100	$700	1.17	$-
Granted	2,480,000	0.10	5.00	-
Forfeited	(540,000)	0.10	5.00	-
Balance at September 30, 2016	1,940,100	0.14	4.29	114,460
Options exercisable at September 30, 2016	100	$700	0.42	$-

Weighted average fair value of options granted during the period			$0.35

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

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 - Stockholders’ Deficit (continued)

On January 12, 2016, the Company granted 400,000 five year options to purchase shares of common stock to a consultant of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 400,000 options were revalued on September 30, 2016 at approximately $0.12 per option or a total of $48,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.12 per share (based on the quoted trading prices), volatility of 331% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.01%.

During the nine months ended September 30, 2016, the Company recorded stock-based compensation expense in connection with stock option awards of $333,322.  As of September 30, 2016, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $385,081. At September 30, 2016 there was approximately $114,460 of intrinsic value for the stock options outstanding in the above table.

Note 12 - Concentration of Credit Risk

Concentration of Revenue and Supplier

During the nine months ended September 30, 2016 sales to two customers represented approximately 30% of the Company’s net sales. During the nine months ended September 30, 2015 sales to one customer represented approximately 43% of the Company’s net sales.

As of September 30, 2016 and December 31, 2015, accounts receivable from one customer represented approximately 87% and two customers represented 92% of the accounts receivable, respectively.

The Company purchased inventories and products from one vendor totaling approximately $454,000 (99% of the purchases) and $755,000 (99% of the purchases) during the nine months ended September 30, 2016 and 2015, respectively.

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

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Net Revenues

Net sales for the three months ended September 30, 2016 and 2015 were $220,028 and $307,466 respectively, a decrease of $87,438 or approximately 28%. The decrease in sales during the three months ended September 30, 2016 was primarily attributable to a decrease in sales of our Prima vaporizer product. Additionally, revenues from our 4 customers decreased by approximately $84,000 during the three months ended September 30, 2016 as compared to the prior period.

Net sales for the nine months ended September 30, 2016 and 2015 were $865,204 and $1,226,708 respectively, a decrease of $361,504 or approximately 29%. The decrease in sales during the nine months ended September 30, 2016 was primarily attributable to a decrease in sales of our Prima vaporizer product. Additionally, revenues from our 4 customers decreased by approximately $359,000 during the nine months ended September 30, 2016 as compared to the prior period.

Management views future sales level with a fair degree of uncertainty in that management has not been able to identify whether our sales level are trending up or down over the near term. As a result, we believed our sales level are subject to high level of uncertainty.

Cost of Revenues

Cost of goods sold for the three months ended September 30, 2016 and 2015 were $127,269 and $188,906, respectively, a decrease of $61,637 or approximately 33%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Cost of goods sold for the nine months ended September 30, 2016 and 2015 were $523,466 and $733,233, respectively, a decrease of $209,767 or approximately 29%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Operating Expenses

Total operating expenses for the three months ended September 30, 2016 and 2015 were $389,434 and $368,032, respectively, an increase of $21,402 or approximately 6%. The increase in operating expenses during the three months ended September 30, 2016 is primarily due to an increase in stock based consulting of approximately $19,000 and an increase in stock based compensation of $107,000 in connection with common stock and stock options granted to our CEO, Directors, employees and consultants of the Company during the three months ended September 30, 2016. Such increases were offset by a decrease in cash compensation to our employees of approximately $58,000, a decrease in legal and accounting fee of approximately $31,000 and a decrease in health insurance expense of approximately $13,000.

Total operating expenses for the nine months ended September 30, 2016 and 2015 were $1,555,226 and $1,103,593, respectively, an increase of $451,633 or approximately 41%. The increase in operating expenses during the nine months ended September 30, 2016 is primarily due to an increase in marketing and advertising fees of our vaporizer products of approximately $40,000, an increase in stock based consulting of approximately $302,000, an increase in stock based compensation of $309,000 in connection with common stock and stock options granted to our CEO, Directors, employees and consultants of the Company, an increase of approximately $9,000 of rent expense and an increase of depreciation of approximately $12,000 during the nine months ended September 30, 2016. Such increases were offset by a decrease in cash compensation to our employees of approximately $111,000, a decrease in legal fees and accounting fees of approximately $105,000.

The Company’s management continues to evaluate its operating cost with an aim of reducing its operating expenses in the future.

Other Income (Expense), net

Total other (expense) income, net, for the three months ended September 30, 2016 and 2015 were $(146,047) and $58,622. The increase in other expense is the primary result of the decrease in derivative expense and decreased gain resulting from the decrease in fair value of derivative liabilities during the three month period.

Total other expense, net, for the nine months ended September 30, 2016 and 2015 were $(245,712) and $58,267, respectively, an increase of $187,445. The increase in other expense is the primary result of the decreased gain resulting from the decrease in fair value of derivative liabilities offset by interest expense from related party advances and convertible debentures and also includes amortization of debt discount and deferred financing cost of approximately $260,000 in connection with the issuance of convertible debentures.

Net loss

Our net loss for the three months ended September 30, 2016 and 2015 was $442,722 and $190,850, respectively, as a result of the items discussed above. Net loss for the nine months ended September 30, 2016 and 2015 was $1,459,200 and $551,851, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of September 30, 2016, our total current liabilities exceeded our total current assets and, as a result, we had a working capital deficit and a further deterioration in our liquidity over the past 12 months.

We are not aware of any known any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have a positive impact on future operations. But over the past twelve months we have had increasing losses that is likely to continue if current market conditions continue.

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2016, we had a cash balance of approximately $9,500 and working capital deficit of $1,588,000. Our cash increased during the nine months ended September 30, 2016 by approximately $1,700 from our cash balance at December 31, 2015 of $7,900. During the nine months ended September 30, 2016, we borrowed $50,000 by issuing a note payable which will mature in February 2019 and we also received related party advances for a total of $400,000 to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures.

We are facing increasing demands that will likely require that we raise additional funds. If circumstances and market conditions allow, we may be able to raise additional capital but it may be under market conditions that are not favorable with the result that we may incur dilution or be required to accept debt covenants or other conditions that are onerous or which otherwise limit our ability to gain or attract additional financing in the future. Further, there can be no assurance that we will be successful in raising any additional funds or if we are successful, that we will be able to do so on terms that are reasonable in light of our current circumstances. As a small company with a limited product line and limited customer base, we face continuing risks and uncertainties that serve to make our company and an investment in our common stock subject to risks that are beyond our control. We estimate that based on current plans and assumptions, that our cash is not sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

Our ability to generate and maintain a positive cash flow from our operations cannot be assured. Based solely on our own internal estimates without the benefit of any independent third party evaluation, we anticipate that our cash and cash flow will not be sufficient to satisfy our cash requirements and we will likely require significant additional external financing. The magnitude of the additional financing and its timing is not yet precisely known and depending on the level of our sales revenues and other operating needs we may be facing a prolonged multi-period scenario of negative cash flows with increasing losses. As a result, we face increasing risks and persons who acquire our common stock may incur the loss of all or substantially all of their investment.

Currently, we have no other known alternative source for any additional financing except those sources which we have previously used and we cannot be assured that our prior sources will have any willingness to provide us with additional capital or, if they do, that the terms of any such additional financing will be reasonable in light of our current conditions. Further, we cannot assure you that we can continue to rely upon those existing financing sources in the future. We may not have sufficient working capital and funds from the collection of revenues that may allow us to maintain or expand our existing operations, to provide sufficient working capital to meet our operating needs and our outstanding financial obligations. For this reason we anticipate that, based on current market conditions and our existing financial condition, we will likely need to obtain significant additional capital. In this sense we currently anticipate that we will remain dependent on our ability to secure additional financing.

In the event that we are able to secure a sufficient amount additional financing on a timely basis, it may include the issuance of equity or debt securities, obtaining credit facilities, or entering into other financing arrangements on such terms as then existing market conditions require. The capital market for small or micro-cap companies has been and likely will remain very difficult in the near future. As a result our ability to obtain additional capital on terms that are reasonable in light of current market conditions cannot be assured. We may be forced to obtain additional capital on terms that could limit our long term ability to remain in business or otherwise materially restrict our operations. Further, our current financial structure and the demands of our existing creditors is such that we face a clear risk of not being able to meet the obligations to our creditors. In that event, we face a clear risk of insolvency with the result that persons who acquire our common stock may lose all or substantially all of their investment.

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

Overall if we are unable to raise additional capital on terms that are reasonable in light of current market conditions will likely restrict our ability to grow and may reduce our ability to continue to conduct business operations. We face a clear risk of insolvency unless we are able to successfully raise significant additional capital on terms that will allow us to reduce our financial obligations and improve our profitability and cash flow. If we are unable to obtain significant additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations with the clear risk of insolvency.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, there is substantial doubt about our ability to continue as a going concern and persons who acquire our common stock face the risk of losing all or substantially all of their investment.

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2016 had a material impact on our operations.

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

With respect to the quarterly period ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2016 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of September 30, 2016:

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

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our office.

(4)	Lack of sufficient segregation of duties such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2016, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Our Total Current Liabilities were greater than our Total Current Assets as of September 30, 2016.

As of September 30, 2016, our Total Current Liabilities were $1,970,185 and our Total Current Assets were $381,705. As a result we do not have sufficient cash or other liquid current assets to meet our current financial obligations that become due within the twelve month period through September 30, 2017.

We need to raise additional external capital but we have received no commitment from any source to provide this capital and there can be no assurance that we can raise any additional capital.

We estimate that we may need to raise $300,000 to $500,000 or more in additional external capital to meet our current and projected financial needs. Currently we do not have any existing commitments from any reliable source to provide this capital and we cannot assure you that we will be successful in raising the additional capital that we need or, if we are successful, that we will be able to raise it on a timely basis and on terms that are reasonable in light of our present circumstances.

Our cash flow is limited and volatile with the result that we face constant financial challenges in meeting our monthly operating and other financial obligations.

As a small company, our cash flow is limited and we do not have a diversified customer base with diversified customers and markets compared to larger companies. As a result, our monthly cash flow is limited and more volatile than other larger companies. For this reason we are exposed to greater financial risks and persons who acquire our common stock could lose all or substantially all of their investment.

Continuing and increasing losses may directly impact our ability to remain in business.

During the three months ending September 30, 2016 we incurred $442,722 in losses and for the nine months ending September 30, 2016, we incurred $1,459,200 in losses compared to $190,850 in losses and $551,851 in losses for the comparable periods in 2015. The net losses include non-cash expenses primarily due to stock based compensation of $126,681 and $673,322 during the three and nine months ended September 30, 2016. While we believe that if circumstances and market conditions allow, we may be able to achieve profitability, there can be no assurance that we will be successful in these efforts or if we are successful, that we can sustain any profitability. If we are not successful in achieving and sustaining profitability and positive cash flow, then persons who acquire our common stock could lose all or substantially all of their investment.

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

Vapir Enterprises, Inc.

Date: November 10, 2016	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

