Form 10-K
period 2016-12-31
VAPIR ENTERPRISES INC.
filed 2017-04-19
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185083

VAPIR ENTERPRISES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1517938
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3511 Ryder St.,

Santa Clara, California 95051

Telephone: (800) 841-1022

(Address and telephone number of Registrant’s principal executive offices)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 18, 2017, the Company had 49,766,819 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

As used herein, the term “we,” “our,” and the “Company” refers to Vapir Enterprises, Inc., a Nevada corporation and its subsidiaries.

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

Our Industry

In general, “Vaporizers” are battery-powered products that enable users to inhale vapor without smoke, Vaporizers are not like traditional cigarettes, and their construction is comprised of three functional components:

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

Our Products

Vaporizers

As of December 31, 2016, we marketed 5 vaporizers, the Prima, VapirRise 2.0 ultimate, VAPIR NO2 Portable Digital Vaporizer and VAPIR Oxygen Mini Corded Vaporizer, and the New Vapir Pen.

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

VAPIR PEN

The Vapir Pen is a sleek and portable device that may be used with both concentrate and wax substances. It features an ergonomic mouthpiece that leads to a deep chamber. The Vapir Pen comes equipped with two different type of atomizers; the Coil-less Ceramic Atomizer and the Quartz Double-Rod Titanium Atomizer, both with Ceramic Chamber. The temperature controlled battery allows for a range of 3 pre-set temperatures. The Vapir Pen is directly charged through a Micro USB charging port at the bottom of the battery. This feature allows the device to be charged with any regular USB charger anywhere, whether at home or on the go. It is also included a USB charging cord in the box that can be connected directly to the device. The Vapir Pen has an elevated air flow system which reduces the likelihood of clogging or leakage.

Our Vaporizers and Accessories

Our vaporizers are sold with all the essentials that are needed to begin the vaporizing experience. In addition to the vaporizers, we also sell approximately 100 different accessories and spare parts that ranges from replacement batteries, replacement mouthpieces, recharging pieces, and all other essential accessories and spare parts.

Seasonality of our Business

We do not consider our business to be seasonal.

Marketing

We offer our vaporizers and related products through our website, distributors, online stores and retail stores. Retailers of our products include small-box smoke shops, vape stores, and online retailers throughout the United States and the world.

Competition

Competition in the vaporizer industry is intense and we anticipate that competition will likely remain intense for the foreseeable future. We compete with other sellers of vaporizers that are similar to our products and our competitors use the same sales practices and marketing strategies as we use and as a result, we face a continuing challenge in attempting to differentiate our products.

The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our vaporizers. We compete with these direct competitors for sales through distributors, wholesalers and retailers and we cannot assure you that we will be successful in meeting the competitive challenges that we face that will allow us to achieve unit sales volumes at levels that will allow us to achieve profitability and positive cash flow or if we achieve either or both of these objectives, that we can sustain either or both thereafter.

Our current competitive position in the vaporizer industry is difficult to gauge as most of our competition are also smaller companies or are privately held and do not publicly report their earnings. We do know of several competitors, but, like us, many are in their initial stages of development and are focusing on different areas of this industry. We also believe that the industry likely will attract other larger companies that possess greater financial and managerial resources with the result that we are likely to face greater competitive pressures that will adversely affect our sales volume, profits, and cash flow.

As a general matter, we have access to and market and sell similar products as our competitors, and since we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is the quality of service and design we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers by attending trade shows and word of mouth. We cannot assure you that we will be successful in these efforts or, if we are successful, that we can maintain any competitive advantages that we may currently have.

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

Intellectual Property

Patents

We currently own four domestic utility patents and two design patents relating to vaporizers, as well as two utility patent applications and one design application pending in the United States as described below. There is no assurance that we will be awarded patents for of any of these pending patent applications. Further, we have not obtained an independent evaluation of our patent tights or any of our intellectual property rights. As a result, we cannot assure you that our patents and all of our intellectual property rights do not infringe upon those rights claimed by others. In that event we may be exposed to superior claims asserted by others and thereby we may be liable for significant damages arising out of any such infringement claims.

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

Employees

As of December 31, 2016, we have four (4) full-time and two (2) part-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Corporation Information

Our principal executive offices are located at 3511 Ryder St., Santa Clara, CA, 95051. Our telephone number is (800) 841-1022. Our website is www.vapir.com.

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

The application of the Rule will result in additional expenses, could affect the markets we sell our products in, could require us to change our advertising and labeling and method of marketing our products, any of which would have a substantial adverse effect on our business, results of operation and financial condition. In addition, the application process of our products by the FDA could cost the Company several hundred thousand dollars and we may incur significant and protracted losses thereby.

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

If vaporizers and/or electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected. Further and given the recent development of our industry, we may be facing significant and adverse regulatory provisions that may cause us to incur significant costs and resulting losses thereby. We cannot assure you that our current regulatory environment will be maintained or that new adverse regulations will not be adopted that will result in us incurring significant and protracted losses thereby.

We are a small public company and we face ever-increasing challenges in fulfilling the ever-rising costs of regulatory compliance under our federal, state, and other laws.

As a small company we have limited financial resources and we face compliance and regulatory costs that are increasing yearly. While we believe that our business strategies are sound, we cannot assure you that we will not incur such costs and have the ability to pass these increased costs onto our customers. As a result, we may incur significant operating losses and negative cash flow for the foreseeable future with resulting adverse impact on our continued existence as a corporation.

Our Total Current Liabilities were greater than our Total Current Assets as of December 30, 2016.

As of December 31, 2016, our Total Current Liabilities were $1,661,799 and our Total Current Assets were $288,493. As a result, we do not have sufficient cash or other liquid current assets to meet our current financial obligations that become due within the twelve-months.

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

We previously obtained an aggregate of $500,000 in financing from two accredited investors. In exchange, we issued convertible subordinated debentures with an aggregate total stated principal amount of $500,000. These debentures are unsecured and all accrued and unpaid principal and interest is due and payable on each on July 26, 2018. In any event, any holder of our Common Stock is faced with the risk of the total loss of their investment.

We incurred significant losses in 2016 and our cash flow is limited and volatile with the result that we face constant financial challenges in meeting our monthly operating and other financial obligations.

We incurred significant losses in 2016 and we cannot assure you that we will achieve profitability or if we do achieve it that we can sustain any profitability in the future. Further and as a small company, our cash flow is limited and we do not have a diversified customer base with diversified customers and markets compared to larger companies. As a result, our monthly cash flow is limited and more volatile than other larger companies. For this reason we are exposed to greater financial risks and persons who acquire our common stock could lose all or substantially all of their investment.

Continuing and increasing losses may directly impact our ability to remain in business.

During the year ending December 31, 2016, we incurred $1,986,861 in losses compared to $514,806 in losses for the year ended December 31, 2015. The net losses include non-cash expenses primarily due to stock based compensation of $777,058 during the year ended December 31, 2016. While we believe that if circumstances and market conditions allow, we may be able to achieve profitability, there can be no assurance that we will be successful in these efforts or if we are successful, that we can sustain any profitability. If are not successful in achieving and sustaining profitability and positive cash flow, then persons who acquire our common stock could lose all or substantially all of their investment.

Limited trading market and limited and sporadic trading of our Common Stock.

The trading market for our Common Stock is limited and any holder of our Common Stock will likely find it difficult to sell their shares in any large amount without incurring protracted delays and difficulty and without a significant reduction in the market price of the overall trading market for our Common Stock. The trading market for our Common Stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or if it does develop that it can be sustained. As a result, any purchase of our Common Stock or any conversion of any debt instrument that is convertible into our Common Stock should only be considered by those who can afford to own a relatively illiquid investment and the likelihood that they may incur the total loss of their investment.

Item 2.	Properties

The Company’s corporate headquarters is located in California. The Company currently leases space located at 3511 Ryder Street, Santa Clara, CA, 95051. Product design occurs at this location.

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

Item 4.	Mine Safety Disclosure

Not Applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently approved for quotation on the OTC Bulletin Board (OTCQB) maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “VAPI”. There were no trades of our stock prior to April 6, 2015. The table below sets forth the high and low closing price per share of our common stock for each quarter during 2016. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
31-Jan-16	$0.35	$0.06
30-Jun-16	$0.16	$0.05
30-Sep-16	$0.16	$0.08
31-Dec-16	$0.22	$0.08

Holders

As of April 18, 2017, there were approximately 74 holders of record of our common stock, and an indeterminate number of holders of unrestricted shares.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Item 6.	Selected Financial Data

Not Applicable as we are a smaller reporting company.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Certain information contained in this Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

As used herein, the terms “we,” “us,” and “the Company” refers to Vapir Enterprises, Inc., a Nevada corporation and its subsidiaries.

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

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 30, 2015

Net Revenues

Net revenues for the years ended December 31, 2016 and 2015 were $1,086,971 and $2,157,929 respectively, a decrease of $1,070,958 or approximately 50%. The decrease in sales during the year ended December 31, 2016 was primarily attributable to a decrease in sales of our Prima vaporizer product.

Management views future sales level with a fair degree of uncertainty in that management has not been able to identify whether our sales level are trending up or down over the near term. As a result, we believed our sales level are subject to high level of uncertainty.

Cost of Revenues

Cost of revenues for the year ended December 31, 2016 and 2015 were $678,056 and $1,199,461, respectively, a decrease of $521,405 or approximately 43%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Operating Expenses

Total operating expenses for the year ended December 31, 2016 and 2015 were $1,944,309 and $1,456,539, respectively, an increase of $487,770 or approximately 33%. The increase in operating expenses during the year ended December 31, 2016 is primarily due to an increase in stock based consulting expense of approximately $228,000 offset by a decrease in Legal Fees of approximately $67,000. Additionally, an increase in stock based compensation of approximately $413,000 in connection with common stock and stock options granted to our CEO, Directors, employees and consultants of the Company offset by a decrease in Payroll Expenses of approximately $217,000 as a result of cost cutting measures resulted in an additional increase of approximately $196,000 during the year ended December 31, 2016.

We continue to evaluate its operating cost with an aim of reducing its operating expenses in the future. However, some of our costs are fixed and we face intense competition from others who have more favorable operating cost structures and greater unit volumes that allows them to have an ability to compete aggressively on pricing. These and other factors could cause us to continue to incur significant and protracted losses in the future. As a result, there can be no guarantee that we will be successful in reducing our operating costs to a level that would allow us to achieve profitability, positive cash flow or both of them or if we do achieve these objectives that we can sustain profitability, positive cash flow or both of them.

Other Income (Expense), net

Total other expense, net, for the year ended December 31, 2016 and 2015 were $451,467 and $16,735, respectively, an increase of $434,732. The increase in other expense is the primary result of the decreased gain resulting from the decrease in fair value of derivative liabilities offset by interest expense from related party advances and convertible debentures and also includes amortization of debt discount and deferred financing cost of approximately $264,000 in connection with the issuance of convertible debentures.

Net loss

Net loss for the year ended December 31, 2016 and 2015 was $1,986,861 and $514,806, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of December 31, 2016, our total current liabilities exceeded our total current assets and, as a result, we had a working capital deficit and a further deterioration in our liquidity over the past 12 months.

We are not aware of any known demands, commitments or events that will result in our working capital liquidity increasing or decreasing in any material way. We are not aware of any matters that would have a positive impact on future operations. But over the past twelve months we have had increasing losses that is likely to continue if current market conditions continue.

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2016, we had a cash balance of approximately $12,000 and working capital deficit of $1,623,000. Our cash increased during the year ended December 31, 2016 by approximately $4,200 from our cash balance at December 31, 2015 of $7,900. During the year ended December 31, 2016, we borrowed $50,000 by issuing a note payable which will mature in February 2019 and we also received related party advances for a total of $430,000 to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures.

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

Our ability to generate and maintain a positive cash flow from our operations cannot be assured. Based solely on our own internal estimates without the benefit of any independent third party evaluation, we anticipate that our cash and cash flow will not be sufficient to satisfy our cash requirements and we will likely require significant additional external financing. The magnitude of the additional financing and its timing is not yet precisely known and depending on the level of our sales revenues and other operating needs we may be facing a prolonged multi-period scenario of negative cash flows with increasing losses. Further and since our Total Current Liabilities as of December 31, 2016 were $1,661,799 and our Total Current Assets were only $288,493, we are and remain insolvent in that as of December 31, 2016 our Current Ratio (defined as Total Current Assets divided by Total Current Liabilities) was only .15. That is, it was far below one (1). Overall, there can be no assurance that we will be successful in raising additional capital on a timely basis or if we are able to raise additional capital that we can raise it on terms that are reasonable in light of our current circumstances. As a result, we face increasing risks and persons who acquire our common stock may incur the loss of all or substantially all of their investment.

On April 3, 2015, we closed a financing transaction by entering into a Securities Purchase Agreement dated April 3, 2015 (the “Securities Purchase Agreement”) with two accredited investors (the “Purchasers”) for an aggregate subscription amount of $500,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, we issued a 6% Convertible Debenture (the “Debenture”) to each investor and warrants exercisable into an aggregate of 500,000 shares of common stock at an exercise price of $0.60 per share (the “Warrants”).

Each Debenture accrues interest at a rate equal to 6% per annum and the Debenture has a maturity date of July 26, 2018.

Each Debenture is convertible at any time and from time to time after its issuance date. Each Purchaser has the right to convert the Debenture that they hold into shares of the Company’s common stock at a conversion price equal to ten cents ($0.10). The conversion price, however, is subject to full ratchet anti-dilution in the event that Company issue any securities at a price lower than the conversion price then in effect. We have relied upon the use of debt financing to raise significant amounts of capital and we may continue to do so in the future. Under these circumstances and given our financial condition, any holder of our Common Stock is faced with the risk of the total loss of their investment.

Pursuant to the Securities Purchase Agreement, the Company issued warrants to acquire 500,000 shares of our common stock. The Warrants issued in this transaction are immediately exercisable and currently at an exercise price of ten cents ($0.10) per share, subject to applicable adjustments including full ratchet anti-dilution in the event that the Company issues any securities at a price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the original issue date.

Currently, we have no other known alternative source for any additional financing except those sources which we have previously used and we cannot be assured that our prior sources will have any willingness to provide us with additional capital or, if they do, that the terms of any such additional financing will be reasonable in light of our current conditions. Further, we cannot assure you that we can continue to rely upon those existing financing sources in the future. We may not have sufficient working capital and funds from the collection of revenues that may allow us to maintain or expand our existing operations, to provide sufficient working capital to meet our operating needs and our outstanding financial obligations. For this reason, we anticipate that, based on current market conditions and our existing financial condition, we will likely need to obtain significant additional capital. In this sense we currently anticipate that we will remain dependent on our ability to secure additional financing.

In the event that we are able to secure a sufficient amount additional financing on a timely basis, it may include the issuance of equity or debt securities, obtaining credit facilities, or entering into other financing arrangements on such terms as then existing market conditions require. The capital market for small or micro-cap companies has been and likely will remain very difficult in the near future. As a result our ability to obtain additional capital on terms that are reasonable in light of current market conditions cannot be assured. We may be forced to obtain additional capital on terms that could limit our long-term ability to remain in business or otherwise materially restrict our operations. Further, our current financial structure and the demands of our existing creditors is such that we face a clear risk of not being able to meet the obligations to our creditors. In that event, we face a clear risk of insolvency with the result that persons who acquire our common stock may lose all or substantially all of their investment.

Further, the market price of our common stock and the uncertainties of the U.S. economy and other factors will likely negatively impact us and the financing options that we may have. Any downturn in the U.S. equity and debt markets could also make it more difficult for us to obtain additional financing.

Even if we are able to raise the additional financing, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience significant and protracted unexpected cash requirements that would force us to seek other, less-attractive alternative financing on terms that could result in significant dilution and with other terms that are not reasonable in light of our current circumstances.

Currently we do not have any commitment from any outside financing source to meet our anticipated financing needs and we have no basis to believe that any such commitment is forthcoming. Furthermore, in the event that we were to issue additional equity or debt securities, stockholders may experience significant additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. And in the case of any issuance of one or more debt securities, the debt covenants may restrict our operating ability and our ability to raise additional financing from debt.

Overall if we are unable to raise additional capital on terms that are reasonable in light of current market conditions we will likely restrict our ability to grow and may reduce our ability to continue to conduct business operations. We face a clear risk of insolvency unless we are able to successfully raise significant additional capital on terms that will allow us to reduce our financial obligations and improve our profitability and cash flow. If we are unable to obtain significant additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations with the clear risk of insolvency.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, there is substantial doubt about our ability to continue as a going concern and persons who acquire our common stock face the risk of losing all or substantially all of their investment.

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2016 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements. We believe the critical accounting policies in Note 2 to the consolidated financial statements appearing in the Annual Report, Form 10-K for the year ended December 31, 2016, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances, inventory, derivatives, and evaluation of impairment of long lived assets and intangible assets and the fair value of common stock issued. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

DECEMBER 31, 2016 and 2015

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vapir Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Vapir Enterprises, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. Vapir Enterprises, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vapir Enterprises, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 18, 2017

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 – (561) 429-6225

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$12,022	$7,858
Accounts receivable, net	4,773	24,518
Inventory, net	155,938	212,411
Prepaid expense and other current assets	12,486	18,424
Advances to suppliers	103,274	136,427

Total Current Assets	288,493	399,638

OTHER ASSETS:
Property and equipment, net	64,562	87,668
Intangible assets, net	181,574	375,176
Deposit	2,813	2,813

Total Other Assets	248,949	465,657

Total Assets	$537,442	$865,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$299,356	$225,882
Convertible notes payable, net of debt discounts	-	247,724
Loan payable	197,000	197,000
Notes payable - current maturities	21,722	19,800
Customer deposits	27,633	20,609
Advances from related party	795,984	370,614
Deferred rent	14,191	10,728
Derivative liabilities	305,913	202,653

Total Current Liabilities	1,661,799	1,295,010

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discounts	500,000	-
Notes payable, net of current maturities	20,410	5,250

Total Long-term Liabilities	520,410	5,250

Total Liabilities	2,182,209	1,300,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized; 49,766,819 and 48,466,819 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	49,767	48,467
Additional paid in capital	807,132	31,374
Accumulated deficit	(2,501,666)	(514,806)

Total Stockholders' Deficit	(1,644,767)	(434,965)

Total Liabilities and Stockholders' Deficit	$537,442	$865,295

See accompanying notes to the consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2016	December 31, 2015

Revenues, net	$1,086,971	$2,157,929

Cost of revenues	678,056	1,199,461

Gross profit	408,915	958,468

OPERATING EXPENSES:

Selling expenses	183,382	144,306
Compensation	839,652	643,782
Impairment of intangible assets	126,426	-
Professional and consulting fees	496,422	330,913
General and administrative	298,427	337,538

Total Operating Expenses	1,944,309	1,456,539

LOSS FROM OPERATIONS	(1,535,394)	(498,071)

OTHER INCOME (EXPENSE):
Derivative expense	-	(188,378)
Change in fair value of derivative liabilities	(103,291)	485,725
Interest expense, net	(348,176)	(314,082)

Other expense, net	(451,467)	(16,735)

LOSS BEFORE INCOME TAX PROVISION	(1,986,861)	(514,806)

INCOME TAX PROVISION	-	-

NET LOSS	$(1,986,861)	$(514,806)

LOSS PER SHARE:
Basic and diluted	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	49,719,009	48,414,506

See accompanying notes to the consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2016 and 2015

	Common Stock $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	48,280,962	$48,281	$(60,941)	$-	$(12,660)

Common stock issued for services	185,857	186	92,315	-	92,501

Net loss	-	-	-	(514,806)	(514,806)

Balance, December 31, 2015	48,466,819	48,467	31,374	(514,806)	(434,965)

Common stock issued for services	1,300,000	1,300	338,700	-	340,000

Stock-based compensation in connection with options granted	-	-	437,058	-	437,058

Net loss	-	-	-	(1,986,861)	(1,986,861)

Balance, December 31, 2016	49,766,819	$49,767	$807,132	$(2,501,666)	$(1,644,767)

See accompanying notes to the consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,986,861)	$(514,806)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	1,619	1,774
Depreciation	25,906	13,774
Markdown of inventory	39,734	-
Amortization of intangible assets	67,176	67,176
Amortization of deferred financing cost	11,352	11,148
Impairment of intangible assets	126,426
Amortization of debt discount	252,276	247,724
Derivative expense	-	188,378
Change in fair value of derivative liabilities	103,260	(485,725)
Stock based compensation	777,058	92,501
Changes in assets and liabilities:
Accounts receivable	18,126	(23,704)
Prepaid expense and other current assets	(5,414)	(7,072)
Advances to suppliers	33,153	(68,775)
Inventory	16,739	(101,860)
Deposit	-	(2,813)
Accounts payable and accrued expenses	73,474	(2,055)
Deferred rent	3,463	10,728
Customer deposits	7,024	(32,329)

NET CASH USED IN OPERATING ACTIVITIES	(435,489)	(605,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,800)	(97,710)

NET CASH USED IN INVESTING ACTIVITIES	(2,800)	(97,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	430,000	300,500
Repayments to related party for advances	(4,630)	(74,000)
Proceeds received from notes payable	50,000	477,500
Repayments of notes payable	(32,918)	(19,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES	442,452	684,200

NET CHANGE IN CASH	4,164	(19,446)

CASH - beginning of Year	7,858	27,304

CASH - end of Year	$12,022	$7,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18,875	$25,640
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

Vapir Enterprises, Inc. and Subsidiary

December 31, 2016 and 2015

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Vapir Enterprises, Inc.

Vapir Enterprises Inc. (formerly FAL Exploration Corp.) (“Vapir Enterprises” or the “Company”) was incorporated in the State of Nevada on December 17, 2009. The Company’s principal business is focused on inventing, developing and producing aromatherapy devices and vaporizers. The Company’s devices utilize heat and convection air and thereby extract natural essences and produce fresh vapor. Vapir, Inc. (“Vapir”) is a wholly owned subsidiary of the Company and was incorporated in the State of California in October 2006.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

(iii)	Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iv)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(v)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are recorded as a deferred tax benefit. Management made this assumption based on its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(vi)	Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

(vii)	Intangible Assets: Definite-Lived intangible assets primarily consist of Customer List and Patents. Impairment losses are only recorded if the asset’s carrying amount is not recoverable through its discounted future cash flows. The Company measures the impairment loss based on the difference in carrying amount and the estimated fair value.

(viii)	Stock Based Compensation: The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made for stock options and warrants. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model to estimate the value of stock options which requires a number of assumptions to determine the model inputs including volatility and risk-free rates.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity.

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

The consolidated financial statements include all accounts of Vapir Enterprises, Inc. and Vapir, Inc.

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows the FASB Accounting Standards Codification 820 (“ASC 820 – Fair Value Measurements and Disclosures”) to measure the fair value of its financial instruments and ASC 825 Codification for disclosures about fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820 are described below:

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2016, and 2015:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$78,471	$-	$-	$78,471
Derivative liabilities - Tainted Warrants	121,182	-	-	121,182
December 31, 2015	$202,653	-	-	$202,653
Derivative liability - Embedded conversion	$261,318	$-	$-	$261,318
Derivative liabilities - Tainted Warrants	44,595	-	-	44,595
December 31, 2016	$305,913	$-	$-	$305,913

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted ASC 360 – Property, Plant, and Equipment for evaluation of its long-lived assets. Pursuant to ASC 360 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC 360 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2016 and 2015.

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

As of December 31, 2016, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

Pursuant to ASC 310 – Receivables, trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows ASC 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to ASC 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in ASC 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses.

Pursuant to ASC 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of December 31, 2016, and 2015, the Company recorded $2,009 and $1,373 in allowance for doubtful accounts, respectively. The Company recorded bad debt expense of $1,619 and $1,774 during the years ended December 31, 2016 and 2015, respectively.

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to ASC 420-10-S99 to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

During 2016, the Company wrote down slow moving inventory in the amount of $39,734. The Company did not record slow moving inventory during the year ended December 31, 2015. There was no lower of cost or market adjustments for the years ended December 31, 2016 or 2015.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with ASC 840-10-25-1. Pursuant to ASC 840-10-25-1 a lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The Company did not engage in any other transaction that is deemed to be an operating or a capital lease.

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and ASC 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

The Company adopted ASC 815-40-15 to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. ASC 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company marks to market the fair value of the embedded derivative convertible notes and derivative warrants at each balance sheet date and records the change in the fair value of the embedded derivative convertible notes and derivative warrants as other income or expense in the consolidated statements of operations.

The Company utilizes the Black Scholes model that values the liability of the derivative convertible notes and derivative warrants. The Black-Scholes option valuation model requires the use of subjective assumptions. Changes in these assumptions can materially affect the fair value of the options. The Company may elect to use different assumptions under the Black-Scholes option pricing model in the future if there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors that become known over time.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of the products, in compliance with its revenue recognition policy.

Related Parties

The Company follows ASC 850-10 for the identification of related parties and disclosure of related party transactions. Pursuant to ASC 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of ASC 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company and members of their immediate families; e. management of the Company and members of their immediate families; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

Commitment and Contingencies

The Company follows ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Revenue recognition

The Company follows ASC 605-10-S99-1 “Revenue Recognition” for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Consideration paid to promote and sell the Company’s products to customers is typically recorded as marketing costs incurred by the Company. If the amount of consideration paid to customers exceeds the marketing costs, any excess is recorded as a reduction of revenue. The Company follows the requirements of ASC 605-50-45-2, Revenue Recognition—Customer Payments and Incentives. During the year ended December 31, 2016, the Company recorded total marketing cost of $148,629 as consideration paid to promote and sell the company’s products to customers of which $60,000 relates to incentives provided to customers.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 605-45-45-19. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred. Shipping and Handling fees for the years ended December 31, 2016 and 2015 totaled approximately $43,000 and $52,000, respectively.

Advertising Costs

The Company follows the guidance of the ASC 720-35-25 “Other Expenses” as to when advertising costs should be expensed. Pursuant to ASC Paragraph 720-35-25-1 the costs of advertising shall be expensed either as incurred or the first time the advertising takes place. The accounting policy the Company selected from these two alternatives was to expense the advertising costs when the first time the advertising takes place. Deferring the costs of advertising until the advertising takes place assumes that the costs have been incurred for advertising that will occur, such as the first public showing of a television commercial for its intended purpose and the first appearance of a magazine advertisement for its intended purpose. Such costs shall be expensed immediately if such advertising is not expected to occur.

Pursuant to ASC 720-35-25-5 costs of communicating advertising are not incurred until the item or service has been received and shall not be reported as expenses before the item or service has been received, such as the costs of television airtime which shall not be reported as advertising expense before the airtime is used. Once it is used, the costs shall be expensed, unless the airtime was used for direct-response advertising activities that meet the criteria for capitalization under ASC 340-20-25-4.

Advertising costs were $9,876 and $29,224 for the period ended December 31, 2016 and 2015, respectively and has been included in selling expenses as reflected in the accompanying consolidated statements of operations.

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under ASC 505-50 “Equity”.

Pursuant to ASC 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of ASC 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to ASC 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in ASC 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to ASC 718-10-50-2(f)(2)(i), the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC 718-10-55-25 “Compensation – Stock Compensation” a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to ASC 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 “Compensation – Stock Compensation” a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC 505-50-S99-1 “Equity”, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under ASC 740-10-30 “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted ASC 740-10-25. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to ASC 260-10-45. Pursuant to ASC 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of ASC 260-10-45-35 through 45-36 and ASC 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see ASC 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See ASC 260-10-45-29 and ASC 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

The Company’s contingent shares issuance arrangements, stock options, convertible debt, or warrants which have been excluded from the computation of diluted loss per share because their impact was anti-dilutive are as follows:

	Contingent share issuance arrangements
	As of	As of
	December 31,	December 31,
	2016	2015

Stock Option Shares	100	100
Warrant Shares	501,263	501,263
Convertible Debt	5,525,385	1,000,000
Total contingent share issuance arrangements, stock options and warrants	6,026,748	1,501,363

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

Note 2 – Significant and Critical Accounting Policies and Practices (continued)

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

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted. The Company is reviewing existing contracts to determine the impact to the Company’s financials. As of December 31, 2016, the Company believes the guidance will have minimal or no impact to the Company’s financials.

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

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $2,502,000 at December 31, 2016, a net loss of approximately $1,987,000 and net cash used in operating activities of approximately $435,000 for the year ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	December 31, 2016	December 31, 2015

Auto	3 years	$12,522	$12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	100,510	97,710
Leasehold improvements	5 years	35,206	35,206
Accumulated depreciation		(107,419)	(81,513)
		$64,562	$87,668

(i) Depreciation Expense

Depreciation expense amounted to $25,906 and $13,774 for the years ended December 31, 2016 and 2015, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	December 31,	December 31,
	2016	2015
Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
Intangible assets, gross	1,007,642	1,007,642
Accumulated amortization	(699,643)	(632,466)
Impairment of intangible assets	(126,426)	-
Intangible assets, net	$181,574	$375,176

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

Amortization expense was $67,176 and $67,176 for the years ended December 31, 2016 and 2015, respectively.

Note 5 – Intangible Assets (continued)

Future amortization of intangible assets is as follows:

2017	$39,378
2018	39,378
2019	39,378
2020	39,378
2021 and thereafter	24,062
Total	$181,574

Impairment

The Company completed its annual impairment test of intangibles and determined that there is an impairment related to the Customer List intangible asset. The Company believes that revenues generated in future periods as a result of the Customer List intangible asset will decrease at an annual rate of 24%. Additionally, the gross margin in calculating the undiscounted future cash flows decreased from 45% in prior years to 38%. As a result, the Net Present Value of future cash flows is approximately $177,000 resulting in an excess book value and impairment charge of $126,000 for the year ended December 31, 2016. No impairment existed as of December 31, 2015 as the fair value of intangibles exceeded their carrying values.

Note 6 – Notes and Loan Payable

Loan payable

	As of December 31, 2016	As of December 31, 2015

The Company obtained a business loan in May 2011 from a financial institution with a credit line up to $200,000 and secured by all assets of the Company. This loan bears a variable interest based on changes in the Bank of the West Prime Rate and is due on demand. As of December 31, 2016, the variable interest rate was 4.75%.	$197,000	$197,000

Notes payable

The Company has a 4.75% Promissory note of $100,000 issued with the same financial institution on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012. Amounts outstanding under this loan and note are personally guaranteed by the CEO of the Company and are due in full by on April 23, 2017.	5,250	25,050
Unsecured Promissory note of $50,000 bearing interest of 5.28%, issued in February 2016 payable over 36 consecutive monthly installments of $1,506 starting in March 2016 and is due on March 9, 2019.	36,882	-

Less: Current maturities	(21,722)	(19,800)
Note payable, net of current maturities	$20,410	$5,250

Future minimum principal and interest payment under the note are as follows:

2017	$21,722
2018	15,907
2019	4,503
Total Remaining Payments	42,132
Less: Current maturities	(21,722)
Note Payable, net of current maturities	$20,410

Note 7 – Related Party Transactions

Advances from Significant Stockholder

From time to time, our Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. These advances are unsecured, bare an interest rate of 5%, and are due on demand.

During the years ended December 31, 2016 and 2015, the Company’s CEO provided advances to the Company. Total advances from the CEO as of December 31, 2016 and 2015 totaled $758,400 and $363,500, respectively. The Company had total accrued interest as a result of these advances of $37,584 and $7,114 as of December 31, 2016 and 2015, respectively.

Note 8 – Convertible Notes Payable

On April 3, 2015, the Company closed a financing transaction by entering into a Securities Purchase Agreement with two accredited investors for an aggregate subscription amount of $500,000. Pursuant to the Securities Purchase Agreement, the Company issued 6% Convertible Debentures and warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $0.10 per share.

The terms of the Debenture and the Warrants are as follows:

6% Convertible Debenture

The total principal amount of the Debentures is $500,000. The Debenture accrues interest at 6% per annum and the Debenture matured on October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.10 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture which was initially recorded as prepaid financing cost and was amortized over the term of the Debenture. The note was initially issued on April 3, 2015 at a discount of $500,000.

For the years ended December 31, 2016 and 2015 the Company recognized $252,276 and $247,724, respectively of amortization of debt discount. For the years ended December 31, 2016 and 2015 the Company recognized $11,352 and $11,148, respectively of amortization of deferred financing cost. The amortization of debt discount and deferred financing cost were included in interest expense. As of December 31, 2016, accrued interest related to this Debenture amounted to $52,538.

On March 23, 2017, the Company completed the extension of its $500,000 6% Senior Convertible Debenture. The Company and the investors held on-going discussions prior to and post maturity to extend the original agreement. As a result of the extension, the new maturity date is amended to July 26, 2018. Accordingly, the outstanding Convertible Debenture was classified as a Long-term Liability.

Warrants

The Company issued warrants to acquire 500,000 shares of the Company's common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.10 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that the Company issue any securities at a per share price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the date of the original issuance.

Convertible notes payable consisted of the following:

	As of December 31, 2016	As of December 31, 2015
6% Convertible promissory notes	$500,000	$500,000
Initial Discount	(500,000)	(500,000)
Remaining discount	-	252,276
Convertible notes payable, net	$(500,000)	$(247,724)

Note 9 – Derivative Liabilities

Since the terms of the Debentures and Warrants in the April 2015 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black Scholes model to value the derivative liabilities. The Debentures were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $188,378 upon initial recording of the derivative liabilities. The total debt discount of $500,000 consisted of valuation of the derivatives of $250,407 and the valuation of the warrants of $249,593 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The loss resulting from the change in fair value of these convertible instruments was $103,260 for the year ended December 31, 2016 compared to a gain of $485,725 for the year ended December 31, 2015. At December 31, 2016, the Company recorded a warrant derivative liability of $44,595 and note derivative liability of $261,318.

Note 9 – Derivative Liabilities (continued)

The following table summarizes the values of certain assumptions used by the Company’s Black-Scholes model to estimate the fair value of the derivative liabilities as of December 31, 2016:

	December 31,	December 31,
	2016	2015
Stock price	$0.09	$0.25
Weighted average strike price	$0.1	$0.50
Remaining contractual term (years)	0.0 to 3.25 years	0.75 to 4.25 years
Volatility	291% to 302%	157% to 293%
Risk-free rate	0.51% to 1.47%	0.65% to 1.76%
Dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year ended December 31, 2016	Year ended December 31, 2015

Beginning balance – Derivative Liabilities	$202,653	$-
Debt Discount	-	500,000
Excess of fair value over debt discount	-	188,378
Change in fair value of derivative liabilities	103,260	(485,725)
Ending balance – Derivative Liabilities	$305,913	$202,653

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

The Company valued the 125,000 shares of its common stock issued upon execution of the Agreement at $0.50 per share and recorded as consulting fees as these shares are fully earned, non-forfeitable and non-assessable upon issuance. Such consultant has not completed any capital raise for the Company. The Company recognized approximately $364,000 and $137,000 of expense related to this consulting agreement during the years ended December 31, 2016 and 2015, respectively.

Operating lease

In June 2014, a lease agreement was signed for an office and warehousing space consisting of approximately 5,000 square feet located in San Jose, California with a term commencing in June 2014 and expiring in October 2015. In August 2015, the Company entered into an amendment agreement to extend the term of the lease which will expire on December 31, 2018. Pursuant to the amended agreement, the lease requires the Company to pay a monthly base rent of $5,050 plus a pro rata share of operating expenses beginning November 1, 2015. The base rent is subject to an annual increase beginning in November 2016 as defined in the amended lease agreement. This lease agreement is personally guaranteed by the President of the Company.

Note 10 – Commitments and Contingencies (continued)

Effective September 15, 2016, the Company entered into a one year lease of space consisting of approximately 1,819 square feet located in San Jose, California, with the term expiring in September 14, 2017. The base rent for the new agreement is $1,819 per month. As a result, the Company entered into a sublease agreement (“Sub Lessee”) to sublease the previous office and warehousing space in San Jose, California with a term commencing on September 1, 2016 and expiring October 31, 2017. The sublease agreement requires the sub lessee to pay to the Company a base rent of $5,050 plus pro rata share of operating expenses beginning September 1, 2016. The base rent increased beginning in November 2016 as defined in the amended lease agreement, to $5,202.

Future minimum rental payments required under this operating lease are as follows:

Years ending December 31:

2017	$77,273
2018	64,236
Total	$126,957

Rent expense was $57,028 and $61,662 for the years ended December 31, 2016 and 2015, respectively.

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

Common Stock

On January 7, 2016, the Company entered into a seven-month consulting agreement for strategic consulting and business advisory services. Pursuant to the consulting agreement, the Company issued 500,000 shares of the Company’s common stock. The Company revalued these common shares at the fair value of $60,000 or $0.12 per common share based on the quoted trading price at the end of the contract period, August 1, 2016. In connection with the issuance of these common shares, the Company recorded stock based compensation of $60,000 for the year ended December 31, 2016.

On January 12, 2016, the Company issued an aggregate of 200,000 shares of the Company’s common stock to two board of directors of the Company. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $70,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $70,000 for the year ended December 31, 2016.

On January 12, 2016, the Company issued 100,000 shares of the Company’s common stock to a consultant and such consultant will also receive $5,600 per month in connection with a consulting agreement. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $35,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $35,000 for the year ended December 31, 2016.

On January 12, 2016, the Company issued 500,000 shares of the Company’s common stock to a consultant. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $175,000 or $0.35 per common share based on the quoted trading price on the date of grant. In connection with the issuance of these common shares, the Company recorded stock based compensation of $175,000 for the year ended December 31, 2016.

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

Note 11 - Stockholders’ Deficit (continued)

Warrants

In April 2015, the Company issued a 6% Convertible Debenture (the “Debenture”) and warrants exercisable into 500,000 shares of common stock at an exercise price of $0.60 per share which was adjusted down to $0.10 as a result of the Company’s issuance of options with an exercise price of $0.10 in January 2016 (the “Warrants”). Refer to debt footnote for additional detail. Stock warrant activities for the years ended December 31, 2016 and 2015 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	1,263	$1,248	2.11	$-
Issued	500,000	0.6	5.00	-
Balance at December 31, 2015	501,263	3.74	4.25	-
Forfeited	(20)	250	-	-
Balance at December 31, 2016	501,243	3.73	3.25	-
Warrants exercisable at December 31, 2016	501,243	$3.73	3.25	$-

Options

Stock option activities for the years ended December 31, 2016 and 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	100	$700	2.17	$-
Balance at December 31, 2015	100	700	1.17	-
Issued	2,480,000	.10	5.00	-
Forfeited	540,000	.10	5.00	-
Balance at December 31, 2016	1,940,100	.14	4.04	-
Options exercisable at December 31, 2016	100	$700	.16	$-

On January 12, 2016, the Company granted an aggregate of 2,480,000 five year options to purchase shares of common stock to the CEO of the Company and six employees of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 2,480,000 options were valued on the grant date at approximately $0.35 per option or a total of $728,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading prices on the date of grant), volatility of 286% (based from volatilities of similar companies), expected term of 5 years, and a risk-free interest rate of 1.55%. In March, August, and September of 2016, 40,000, 100,000, and 400,000, respectively, of these unvested options were forfeited due to the termination of employees.

Note 12 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2016, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $2,800,000. The NOL expires during the years 2034 to 2036. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $1,414,030 of net deferred tax assets at December 31, 2016 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount. The valuation allowance as of December 31, 2016 was $1,414,030. The change in the valuation allowance during the year ended December 31, 2016 amounted to $977,137.

Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2016	2015
Deferred tax assets:
Organizational costs, accrued liabilities and other	$38,608	$15,087
NOL carryforwards	1,208,386	357,214
Depreciation	11,098	5,901
Compensation related to equity instruments issued for services	155,938	58,691
Valuation allowance	(1,414,030)	(436,893)

Net deferred tax assets	$-	$-

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2016 and 2014 is as follows:

	2016	2015

Income tax expense (benefit) at federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	8.8%	8.8%
Change in valuation allowance	42.8%	-42.8%
	-	-

Note 13 – Concentration of Credit Risk

Concentration of Revenue and Supplier

During the year ended December 31, 2016 sales to two customers represented approximately 35% of the Company’s net sales. During the year ended December 31, 2015 sales to one customer represented approximately 49% of the Company’s net sales.

As of December 31, 2016, and 2015, the Company had two customers representing approximately 29% of accounts receivable and one customer representing approximately 22% of accounts receivable, respectively.

Additionally, we use electronic contract manufacturers (EMS) to make our products (primarily located in China), We specify the requirements and specification and product are built based on the Specification and Design. We have been able to extend our credit with our suppliers but there are always risk that suppliers reduce their credit limit or terms of credit

Subsequent Events

On March 23, 2017, the Company completed the extension of its $500,000 6% Senior Convertible Debenture dated April 3, 2015. The original agreement had a maturity date of October 3, 2016. The Company and the investors held on-going discussions prior to and post maturity to extend the original agreement. As a result of the extension, the new maturity date is amended to July 26, 2018.

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

With respect to the quarterly period ending December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2016, due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2016, that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are our present directors and executive officers as of April 17, 2017. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name	Age	Position	Commencement of Service As Officer/Director
Hamid Emarlou(1)	57	Chief Executive Officer & President	2014
Masoud Shahidi (1)	73	Director	2014
Robert Duncan	60	Director	2016

(1) These individuals were directors of Vapir, Inc. prior to the consummation of the transactions contemplated by the Exchange Agreement and became officers and director of the Company pursuant to the terms of the Exchange Agreement.

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Hamid Emarlou, age 57, CEO and President

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

Robert Duncan, 60, Director

Mr. Duncan has over 25 years executive engineering and operations experience providing expertise in engineering product development, engineering process, NPI, and offshore development.  His previous positions include VP of Operations for a desktop virtualization company, CTO and VP of Engineering for an alternative energy/hydrogen fuel cell company, VP of Engineering at a server based computing company, and Executive VP of the commercial Business unit at a global contract manufacturer

Involvement in Certain Legal Proceedings

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the years ended December 31, 2016 and 2015 for our named executive officers of Vapir.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Hamid Emarlou	2016	$107,885	$15,600	(1)	$123,485
President and Chief Executive Officer	2015	150,000	15,600	(1)	165,600

Dr. Shadi Shayegan	2016	14,173	-		14,173
Corporate Secretary	2015	$55,200	-		$55,200

(1)	Mr. Emarlou was provided a car allowance in 2016 and 2015 of $1,300 a month covering car payments and insurance expenses.

Employment Agreement with Executives

We have not entered into employment agreements with our officers and directors. Additionally, we have not approved any retirement benefit plan, termination or severance provisions for any of our named executive officers. Mr. Emarlou is employed at will such that either the Company or Mr. Emarlou may terminate the employment relationship at any time, with or without cause. Mr. Emarlou receives salaries and received a car allowance in 2013.

Outstanding Equity Awards at December 31, 2016.

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

On January 12, 2016, the Company granted an aggregate of 2,480,000 five year options to purchase shares of common stock to the CEO of the Company and six employees of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 2,480,000 options were valued on the grant date at approximately $0.35 per option or a total of $728,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading prices on the date of grant), volatility of 286% (based from volatilities of similar companies), expected term of 5 years, and a risk-free interest rate of 1.55%. In March, August, and September of 2016, 40,000, 100,000, and 400,000, respectively, of these unvested options were forfeited due to the termination of employees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 17, 2017 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. Immediately following the closing of the Exchange Agreement, we have 49,766,819 shares of common stock issued and outstanding.

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

Name and Address	Beneficial Ownership	Percentage of Class (1)

Officers and Directors	36,309,768	73%
Hamid Emarlou 18188 Wagner Road, Los Gatos, CA 95032
Msaoud Shahidi 310 S. 3rd St, San Jose, CA, 95112	100,000	*
Robert Duncan	100,000
All officers/directors as a group, including a former officer (4 persons)	36,509,768	73%

* Represents less than 1% ownership.

(1) Based on 49,766,819 shares of common stock outstanding.

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

Related Party Transactions

From time to time, the Company’s CEO of the Company, provides advances to the Company for working capital purposes. During the years ended December 31, 2016 and 2015, the Company’s CEO provided advances to the Company. Total advances from the CEO as of December 31, 2016 and 2015 totaled $758,400 and $363,500, respectively. The Company had total accrued interest as a result of these advances of $37,584 and $7,114 as of December 31, 2016 and 2015, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years ended December 31, 2016 and 2015 were:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit fees	$36,700	$65,219
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$36,700	$65,219

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

4.   Other Fees are those associated with services not captured in the other categories.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

Exh. No.	Exhibit Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapir Enterprises, Inc.

Date: April 18, 2017	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

