Form 10-Q
period 2017-03-31
VAPIR ENTERPRISES INC.
filed 2017-05-22
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

As of May 22, 2017, there were 49,766,819 shares of common stock, par value $0.001, outstanding.

VAPIR ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2017

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

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

For the quarterly period ended March 31, 2017

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets at March 31, 2017 (Unaudited) and December 31, 2016	4

Condensed Consolidated Statements of Operations - For the Three Months Ended March 31, 2017 and 2016 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2017 and 2016 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$503	$12,022
Accounts receivable, net	4,117	4,773
Inventory, net	134,494	155,938
Prepaid expense and other current assets	10,631	12,486
Advances to suppliers	109,078	103,274

Total Current Assets	258,823	288,493

OTHER ASSETS:
Property and equipment, net	58,048	64,562
Intangible assets, net	171,734	181,574
Deposit	2,813	2,813

Total Other Assets	232,595	248,949

Total Assets	$491,418	$537,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Bank Overdraft	$3,984	$-
Accounts payable and accrued expenses	304,436	299,356
Loan payable	197,000	197,000
Notes payable - current maturities	16,997	21,722
Customer deposits	51,006	27,633
Advances from related party	802,059	795,984
Deferred rent	14,678	14,191
Derivative liabilities	455,429	305,913

Total Current Liabilities	1,845,589	1,661,799

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discounts	500,000	500,000
Notes payable, net of current maturities	16,135	20,410

Total Long-term Liabilities	516,135	520,410

Total Liabilities	2,361,724	2,182,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized; 49,766,819 and 48,466,819 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	49,767	49,767
Additional paid in capital	863,716	807,132
Accumulated deficit	(2,783,789)	(2,501,666)

Total Stockholders' Deficit	(1,870,306)	(1,644,767)

Total Liabilities and Stockholders' Deficit	$491,418	$537,442

See accompanying notes to the condensed consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Revenues, net	$190,160	$376,072

Cost of revenues	76,902	235,631

Gross profit	113,258	140,441

OPERATING EXPENSES:

Selling expenses	8,675	57,004
Compensation	120,523	248,799
Professional and consulting fees	30,612	372,163
General and administrative	63,238	100,990

Total Operating Expenses	223,048	778,956

LOSS FROM OPERATIONS	(109,790)	(638,515)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	(149,516)	105,864
Interest expense, net	(22,817)	(105,214)

Other expense, net	(172,333)	650

LOSS BEFORE INCOME TAX PROVISION	(282,123)	(637,865)

INCOME TAX PROVISION	-	-

NET LOSS	$(282,123)	$(637,865)

LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	49,766,819	49,622,862

See accompanying notes to the condensed consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282,123)	$(637,865)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	25,361	1,297
Depreciation	6,514	6,497
Amortization of intangible assets	9,840	16,794
Amortization of deferred financing cost	-	3,730
Amortization of debt discount	-	82,878
Change in fair value of derivative liabilities	149,516	(105,864)
Stock based compensation	56,584	414,080
Changes in assets and liabilities:
Accounts receivable	(24,705)	18,534
Prepaid expense and other current assets	1,855	499
Advances to suppliers	(5,804)	4,349
Inventory	21,444	19,613
Accounts payable and accrued expenses	5,080	29,453
Deferred rent	487	941
Customer deposits	23,373	(6,534)

NET CASH USED IN OPERATING ACTIVITIES	(12,578)	(151,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	3,984	-
Advances from related party	6,075	155,000
Proceeds received from notes payable	-	50,000
Repayments of notes payable	(9,000)	(6,266)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,059	198,734

NET CHANGE IN CASH	(11,519)	47,136

CASH - beginning of period	12,022	7,858

CASH - end of period	$503	$54,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18,875	$5,594
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of March 31, 2017. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2016.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

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

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2017, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2017, the Company has included $27,369 in the allowance for doubtful accounts. The Company recorded bad debt expense of $25,360 during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company recorded bad debt expense of $1,297.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Inventory

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures. For the three months ended March 31, 2017 and 2016, the Company did not record a reserve for slow-moving inventory.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classifies inventory markdowns in the income statement as a component of cost of goods sold pursuant to ASC 420 – “Exit or Disposal Cost Obligations”, to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was no inventory obsolescence for the reporting period ended March 31, 2017 or 2016. There was no lower of cost or market adjustments for the reporting period ended March 31, 2017 or 2016.

Advances to suppliers

Advances to a supplier represents the cash paid in advance which is usually in three installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of March 31, 2017, advance to the Company’s major supplier amounted $109,079. Upon shipment of the purchase inventory, the Company reclassifies or records such advances to the supplier into inventory.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired, or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

Revenue recognition

The Company follows ASC 605 – “Revenue Recognition” in accounting for revenue related transactions. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 605. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred. Shipping costs included in cost of goods sold were $20,592 and $31,856 for the three months ended March 31, 2017 and 2016, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $8,675 and $63,835 for the three months ended March 31, 2017 and 2016, respectively.

The amounts paid to customers for marketing expenses incurred on behalf of the Company are recorded as marketing cost and not as a reduction of revenue in accordance with ASC 605-50-45-2, Revenue Recognition—Customer Payments and Incentives.

Income Taxes

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company’s 2016, 2015 and 2014 tax years are still subject to federal and state tax examination.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to ASC 260 – “Earnings per Share”. Pursuant to ASC 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC 260-10-45-45-21 through 260-10-45-45-23, diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs ASC 260-10-45-35 through 45-36 and ASC 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see ASC 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See ASC 260-10-45-29 and AS 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	For the Period Ended March 31, 2017	For the Period Ended March 31, 2016
Stock Options	1,940,000	2,440,100
Convertible Debt	5,599,357	5,299,357
Stock Warrants	500,000	500,000
Total contingent shares issuance arrangement, convertible debt, stock options or warrants	8,039,357	8,240,700

There were no incremental common shares under the Treasury Stock Method for the reporting period ended March 31, 2017 or 2016.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has assessed the impact of this pronouncement and will continue to evaluate new transactions. The Company has not identified any transactions, and does not expect transactions, that will have a material impact on the financial statements as a result of this pronouncement.

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has an accumulated deficit of approximately $2.78 million at March 31, 2017, a net loss of approximately $282,000 and net cash used in operating activities of approximately $12,578 for the three months ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	As of March 31, 2017 (Unaudited)	As of December 31, 2016

Auto	3 years	$12,522	$12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	100,510	100,510
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(113,933)	(107,419)
		$58,048	$64,562

(i)	Depreciation Expense

Depreciation expense amounted to $6,514 and $6,497 for the three months ended March 31, 2017 and 2016, respectively.

(ii)	Impairment

The Company completes its annual impairment testing of property and equipment every fourth quarter of the fiscal year to evaluate the recoverability of property and equipment or whenever events or changes in circumstances indicate that the property and equipment’s carrying amount may not be recoverable. The Company did not record any impairment of its property and equipment at March 31, 2017 and December 31, 2016, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 - Intangible Assets

Intangible assets consist of the following:

	As of March 31, 2017 (Unaudited)	As of December 31, 2016

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(835,909)	(826,646)
Intangible assets, net	$171,734	$181,574

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated fifteen-year life of the Customer Relationships.

Legal costs associated with serving and protecting trademarks are being capitalized. The Company filed trademarks for its company logos with an estimated useful life of 15 years. The Company is amortizing the costs of trademarks over their estimated useful lives on a straight-line basis. Amortization of trademarks is included in operating expenses as reflected in the accompanying condensed consolidated statements of operations. The Company assesses fair value for any impairment to the carrying values. The Company did not record any impairment of its intangible assets at March 31, 2017 and December 31, 2016, respectively.

Amortization expense was $9,840 and $16,794 for the three months ended March 31, 2017 and 2016, respectively. Future amortization of intangible assets is as follows:

2017 (remainder of the year)	$29,520
2018	39,361
2019	39,361
2020	39,361
2021 and thereafter	24,131
Total	$171,734

Note 6 - Loan and Notes Payable

	As of March 31, 2017 (Unaudited)	As of December 31, 2016

The Company obtained a business loan in May 2011 from a financial institution with a credit line up to $200,000 and secured by all assets of the Company. This loan bears a variable interest based on changes in the Bank of the West Prime Rate and is due on demand. As of March 31, 2017, the variable interest rate was 4.75%.	$197,000	$197,000

Notes payable

The Company has a 4.75% Promissory note of $100,000 issued with the same financial institution on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012. Amounts outstanding under this loan and note are personally guaranteed by the CEO of the Company and are due in full by on April 23, 2017. This note has been extinguished accordingly.	300	5,050
Unsecured Promissory note of $50,000 bearing interest of 5.28%, issued in February 2016 payable over 36 consecutive monthly installments of $1,506 starting in March 2016 and is due on March 9, 2019.	32,832	36,882

Less: Current maturities	(16,997)	(21,722)
Note payable, net of current maturities	$16,135	$20,410

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 - Loan and Notes Payable (continued)

Future minimum Loan and Notes Payable principal payments are as follows:

2017 (Remainder of Year)	$12,737
2018	15,907
2019	4,487
Total Remaining Payments	$33,132

Convertible Notes payable

On April 3, 2015, the Company closed a financing transaction by entering into a Securities Purchase Agreement with two accredited investors for an aggregate subscription amount of $500,000. Pursuant to the Securities Purchase Agreement, the Company issued 6% Convertible Debentures and warrants to acquire 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

The terms of the Debenture and the Warrants are as follows:

6% Convertible Debenture

The total principal amount of the Debenture is $500,000. The Debenture accrues interest at 6% per annum and matured on October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.10 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture which was initially recorded as prepaid financing cost and was amortized over the term of the Debenture. The note was initially issued on April 3, 2015 at a discount of $500,000. The unpaid principal balance due as of December 31, 2016 and March 31, 2017 was $500,000.

Debt discount was fully amortized during the year ended December 31, 2016.

On March 23, 2017, the Company completed the extension of its $500,000 6% Senior Convertible Debenture. The Company and the investors held on-going discussions prior to and post maturity to extend the original agreement. As a result of the extension, the new maturity date is amended to July 26, 2018. Accordingly, the outstanding Convertible Debenture was classified as a Long-term Liability.

Warrants

The Company issued warrants to acquire 500,000 shares of the Company’s common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.10 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that the Company issue any securities at a per share price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the date of the original issuance.

Note 7 - Related Party Transactions

Advances from Executive Officer, Significant Stockholder

From time to time, the Company’s Chairman, CEO and significant stockholder advances funds to the Company for working capital purposes. These advances are unsecured, due upon demand and bear interest at 5% per annum.

At March 31, 2017 and December 31, 2016, these advances amounted to $840,434 and $831,084, respectively. Included in the advances are accrued interest due to the Company’s CEO totaling $46,934 and $37,583, at March 31, 2017 and December 31, 2016, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 - Derivative Liabilities

Since the terms of the Debentures and Warrants in the April 2015 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black Scholes model to value the derivative liabilities. The Debentures were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $188,378 upon initial recording of the derivative liabilities. The total debt discount of $500,000 consisted of valuation of the derivatives of $250,407 and the valuation of the warrants of $249,593 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The loss resulting from the change in fair value of these convertible instruments was $149,516 for the three months ended March 31, 2017 compared to a gain of $105,864 for the three months ended March 31, 2016. At March 31, 2017 the Company recorded a warrant derivative liability of $74,811 and note derivative liability of $380,618.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of March 31, 2017:

As of March 31, 2017
(Unaudited)
Stock price	$0.03
Weighted average strike price	$0.10
Remaining contractual term (years)	1.32 to 3.00 years
Volatility	269% to 299%
Risk-free rate	1.03% to 1.50%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the three months ended March 31, 2017
Beginning balance	$305,913
Change in fair value of derivative liabilities	149,516
Ending balance	$455,429

Note 9 - Commitments and Contingencies

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

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 - Commitments and Contingencies (continued)

Litigation

Future minimum rental payments required under this operating lease are as follows:

Years ending December 31:

2017	$56,212
2018	64,236
Total	$120,448

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

Note 10 - Stockholders’ Deficit

Shares Authorized

The authorized capital of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

 Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Stockholders’ Deficit (continued)

Warrants

In April 2015, the Company issued a 6% Convertible Debenture (the “Debenture”) and warrants exercisable into 500,000 shares of common stock at an exercise price of $0.60 per share which was adjusted down to $0.10 as a result of the Company’s issuance of options with an exercise price of $0.10 in January 2016 (the “Warrants”). Refer to debt footnote for additional detail. Additionally, during the three months ended March 31, 2017, a total of 1,243 warrants expired. Stock warrant activities for the three months ended March 31, 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	501,243	3.73	3.25	-
Expired	(1,243)	1,264	-	-
Balance at March 31, 2017	500,000	.10	3.00	-
Warrants exercisable at March 31, 2017	500,000	$.10	3.00	$-

Options

During the three months ended March 31, 2017, 100 stock options expired. Stock option activities for the three months ended March 31, 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,940,100	.14	4.04	-
Expired	(100)	700		-
Balance at March 31, 2017	1,940,000	.10	3.79	-
Options exercisable at March 31, 2017	-	$-	-	$-

Note 11 - Concentration of Credit Risk

Concentration of Revenue and Supplier

During the three months ended March 31, 2017, sales to two customers represented approximately 35% of the Company’s net sales relative to 40% during the three months ended March 31, 2016.

As of March 31, 2017, and December 31, 2016, the Company had two customers representing approximately 29% of accounts receivable and one customer representing approximately 29% of accounts receivable, respectively.

Additionally, we use electronic contract manufacturers (EMS) to make our products (primarily located in China). We specify the requirements and specification and the products are built based on the Specification and Design. We have been able to extend our credit with our suppliers but there are always risk that suppliers reduce their credit limit or terms of credit

Note 12 - Subsequent Events

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

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

As used herein, the terms “we,” “us,” “our” and the “Company” refers to Vapir Enterprises, Inc., a Nevada corporation and its subsidiaries unless otherwise stated.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Ended March 31, 2016

Net Revenues

Our Net Sales for the three months ended March 31, 2017 and 2016 were $190,160 and $376,072 respectively, a decrease of $185,912 or approximately 49%. The decrease in sales during the three months ended March 31, 2017 was primarily attributable to a decrease in sales of our Prima vaporizer product as a result of a decline in demand.

Management views future sales level with a fair degree of uncertainty in that management has not been able to identify whether our sales level are trending up or down over the near term. As a result, we believed our sales level are subject to high level of uncertainty and unless market conditions and competitive conditions dramatically improve, we may not achieve or maintain sufficient sales volumes at levels that will allow us to achieve or maintain any profitability or positive cash flow.

Cost of Revenues

Cost of goods sold for the three months ended March 31, 2017 and 2016 were $76,902 and $235,631, respectively, a decrease of $158,729 or approximately 67%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 and 2016 were $223,048 and $778,956, respectively, a decrease of $555,908 or approximately 71%. The decrease in operating expenses during the three months ended March 31, 2017 is primarily due to stock based consulting expense of approximately $414,080 during the first three months of 2016. Additionally, an overall decrease in Selling General and Administrative costs of approximately $116,455 as a result of cost cutting measures. While we implemented these cost cutting measures, we cannot assure you that these measures can be sustained or, if sustained that we will not incur other costs that far exceed the benefits obtained from these cost cutting measures.

We continue to evaluate our operating cost with an aim of reducing our operating expenses in the future. However, some of our costs are fixed and we face intense competition from others who have more favorable operating cost structures and greater unit volumes that allows them to have an ability to compete aggressively on pricing. These and other factors would likely cause us to continue to incur significant and protracted losses in the future. As a result, there can be no guarantee that we will be successful in reducing our operating costs to a level that would allow us to achieve profitability, positive cash flow or both of them or if we do achieve these objectives that we can sustain profitability, positive cash flow or both of them.

Other Income (Expense), net

Total other (expense) income, net, for the three months ended March 31, 2017 and 2016 were ($172,333) and $650. The decrease in other expense is the primary result of the increase in derivative expense from the increase in fair value of derivative liabilities during the three month period.

Net loss

Our net loss for the three months ended March 31, 2017 and 2016 was $282,123 and $637,865, respectively, as a result of the items discussed above. As a result we face significant and protracted challenges if we are to exist as a corporate entity and avoid bankruptcy. If we are not successful, then anyone who acquires our securities faces the near total loss of their investment.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2017, our total current liabilities exceeded our total current assets and, as a result, we had a working capital deficit and a further deterioration in our liquidity over the past 12 months. More than that, our Total Liabilities exceed our Total Assets. As a result, we are insolvent and we face a clear risk of bankruptcy.

We are not aware of any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have a positive impact on future operations. But over the past twelve months we have had increasing losses that is likely to continue if current market conditions continue with the result that anyone who acquires our common stock or any other security that we issue, faces a clear risk of the total loss of their investment.

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2017, we had a negative cash balance of approximately $3,481 and working capital deficit of $1,586,766. Our cash decreased during the three months ended March 31, 2017 by approximately $15,503 from our cash balance at December 31, 2016 of $12,022. We currently have no material commitments for capital expenditures.

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

Currently, we have no other known alternative source for any additional financing except those sources which we have previously used and we cannot be assured that our any of prior sources will have any willingness to provide us with additional capital or, if they do, that the terms of any such additional financing will be reasonable in light of our current conditions. Further, we cannot assure you that we can continue to rely upon those existing financing sources in the future. We may not have sufficient working capital and funds from the collection of revenues that may allow us to maintain or expand our existing operations, to provide sufficient working capital to meet our operating needs and our outstanding financial obligations.

For this reason we anticipate that, based on current market conditions and our existing tenuous financial condition, we will likely need to obtain significant additional capital in sufficient amounts and on reasonable terms if we are to avoid serious existential financial and legal problems that include but would not be limited to bankruptcy. In the event of bankruptcy or any state insolvency proceedings or any other litigation, any person who owns our common stock, our debentures, or any other security that we have issued or may issue in the future should know that there is a clear risk that they will lose all of their investment.

In the event that we are able to secure a sufficient amount additional financing on a timely basis, it may include the issuance of equity or debt securities, obtaining credit facilities, or entering into other financing arrangements on such terms as then existing market conditions require. The capital market for small or micro-cap companies has been and likely will remain very difficult in the near future. As a result our ability to obtain additional capital on terms that are reasonable in light of current market conditions cannot be assured. We may be forced to obtain additional capital on terms that could limit our long term ability to remain in business or otherwise materially restrict our operations and our creditors may take dramatic legal action against us. Further, our current financial structure and the demands of our existing creditors is such that we face a clear risk of not being able to meet the obligations to our creditors. In that event, we face a clear risk of insolvency with the result that persons who acquire our common stock and any person who holds any other security that we have issued may lose all or substantially all of their investment.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended March 31, 2017 had a material impact on our operations.

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

With respect to the quarterly period ending March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2017 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of March 31, 2017:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our office.

(4)	Lack of sufficient segregation of duties such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2017, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

4. Prohibition against sale and distribution of products with modified risk descriptors (e.g., “light,” “low,” and “mild” descriptors) and claims unless FDA issues an order authorizing their marketing;

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

Our Total Current Liabilities were greater than our Total Current Assets as of March 31, 2017.

As of March 31, 2017, our Total Current Liabilities were $1,845,589 and our Total Current Assets were $258,823. As a result we do not have sufficient cash or other liquid current assets to meet our current financial obligations that become due over the next twelve months. Further, our Total Liabilities exceed our Total Assets. As a result we are insolvent.

We need to raise additional external capital but we have received no commitment from any source to provide this capital and there can be no assurance that we can raise any additional capital.

We estimate that we may need to raise $300,000 to $500,000 or more in additional external capital to meet our current and projected financial needs. Currently we do not have any existing commitments from any reliable source to provide this capital and we cannot assure you that we will be successful in raising the additional capital that we need or, if we are successful, that we will be able to raise it on a timely basis and on terms that are reasonable in light of our present circumstances. If we are not successful in these efforts we may be facing additional serious and existential financial and legal problems and every person who holds our securities will likely lose all of their investment.

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

Vapir Enterprises, Inc.

Date: May 22, 2017	By:	/s/ Hamid Emarlou
Hamid Emarlou
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

