Form 10-Q
period 2017-06-30
VAPIR ENTERPRISES INC.
filed 2017-08-15
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 15, 2017, there were 49,766,819 shares of common stock, par value $0.005, outstanding.

VAPIR ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2017

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

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

For the quarterly period ended June 30, 2017

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets at June 30, 2017 (Unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2017 and 2016 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,913	$12,022
Accounts receivable, net	4,043	4,773
Inventory, net	111,584	155,938
Prepaid expense and other current assets	18,708	12,486
Advances to suppliers	113,752	103,274

Total Current Assets	250,000	288,493

OTHER ASSETS:
Property and equipment, net	51,534	64,562
Intangible assets, net	162,373	181,574
Deposit	2,813	2,813

Total Other Assets	216,720	248,949

Total Assets	$466,720	$537,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$281,385	$299,356
Loan payable	197,000	197,000
Notes payable - current maturities	16,926	21,722
Customer deposits	67,958	27,633
Advances from related party	827,513	795,984
Deferred rent	15,165	14,191
Derivative liabilities	145,051	305,913

Total Current Liabilities	1,550,998	1,661,799

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discounts	500,000	500,000
Notes payable, net of current maturities	11,812	20,410

Total Long-term Liabilities	511,812	520,410

Total Liabilities	2,062,810	2,182,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 100,000,000 shares authorized; 49,766,819 shares issued and outstanding, respectively.	49,767	49,767
Additional paid in capital	910,869	807,132
Accumulated deficit	(2,556,727)	(2,501,666)

Total Stockholders’ Deficit	(1,596,091)	(1,644,767)

Total Liabilities and Stockholders’ Deficit	$466,719	$537,442

See accompanying notes to the condensed consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues, net	$216,442	$269,104	$406,602	$645,176

Cost of revenues	109,933	160,566	186,835	396,197

Gross profit	106,509	108,538	219,767	248,979

OPERATING EXPENSES:

Selling expenses	10,675	33,485	19,350	90,489
Compensation	94,569	214,793	215,092	463,592
Professional and consulting fees	17,547	53,556	48,159	425,719
General and administrative	43,637	85,002	106,875	185,992

Total Operating Expenses	166,428	386,836	389,476	1,165,792

LOSS FROM OPERATIONS	(59,919)	(278,298)	(169,709)	(916,813)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	310,378	6,723	160,862	112,587
Interest expense, net	(23,397)	(107,038)	(46,214)	(212,252)

Other expense, net	286,981	(100,315)	114,648	(99,665)

LOSS BEFORE INCOME TAX PROVISION	227,062	(378,613)	(55,061)	(1,016,478)

INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$227,062	$(378,613)	$(55,061)	$(1,016,478)

LOSS PER SHARE:
Basic and diluted	$0.005	$(0.01)	$(0.001)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	49,766,819	49,766,819	49,766,819	49,694,841

See accompanying notes to the condensed consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,061)	$(1,016,478)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	25,361	1,002
Depreciation	13,028	12,994
Amortization of intangible assets	19,201	33,588
Amortization of deferred financing cost	-	7,460
Amortization of debt discount	-	165,756
Change in fair value of derivative liabilities	(160,862)	(112,587)
Stock based compensation	103,737	546,641
Changes in assets and liabilities:
Accounts receivable	(24,630)	20,971
Prepaid expense and other current assets	(6,222)	(9,085)
Advances to suppliers	(10,478)	16,773
Inventory	44,354	27,289
Accounts payable and accrued expenses	(17,971)	(16,113)
Deferred rent	974	1,883
Customer deposits	40,325	19,906

NET CASH USED IN OPERATING ACTIVITIES	(28,244)	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	31,529	300,000
Repayments to related party for advances	-	(25,000)
Proceeds received from notes payable	-	50,000
Repayments of notes payable	(13,394)	(15,095)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,135	309,905

NET CHANGE IN CASH	(10,109)	9,905

CASH - beginning of period	12,022	7,858

CASH - end of period	$1,913	$17,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$959	$18,875
Income taxes paid	$-	$-

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of June 30, 2017. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2016.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2017, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2017, the Company has included $27,369 in the allowance for doubtful accounts. The Company recorded bad debt expense of $25,361 during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company recorded bad debt expense of $1,002.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Inventory

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures. For the six months ended June 30, 2017 and 2016, the Company recorded a reserve for slow-moving inventory of $0 and $15,320, respectively.

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

There was no inventory obsolescence for the six months ended June 30, 2017 or 2016. There was no lower of cost or market adjustments for the six months ended June 30, 2017 or 2016.

Advances to suppliers

Advances to a supplier represents the cash paid in advance which is usually in three installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of June 30, 2017 and 2016, advances to the Company’s major supplier amounted to $113,752 and $103,274, respectively. Upon shipment of the purchase inventory, the Company reclassifies or records such advances to the supplier into inventory.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 605. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred. Shipping costs included in cost of goods sold were $40,953 and $63,739 for the six months ended June 30, 2017 and 2016, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $2,116 and $7,693 for the six months ended June 30, 2017 and 2016, respectively.

The amounts paid to customers for marketing expenses incurred on behalf of the Company are recorded as marketing cost and not as a reduction of revenue in accordance with ASC 605-50-45-2, Revenue Recognition—Customer Payments and Incentives. For the six months ended June 30, 2017, the Company did not pay customers for marketing expenses. During the six months ended June 30, 2016, the Company recorded expenses in the amount of $30,000.

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

Pursuant to ASC 260-10-45-45-21 through 260-10-45-45-23, diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs ASC 260-10-45-35 through 45-36 and ASC 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see ASC 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See ASC 260-10-45-29 and AS 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The Company’s contingent shares issuance arrangement, stock options or warrants are as follows which were excluded from the computation of loss per share because their impact was antidilutive:

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Stock Options	1,940,000	2,440,100
Convertible Debt	5,674,152	5,374,152
Stock Warrants	500,000	500,000
Total contingent shares issuance arrangement, convertible debt, stock options or warrants	8,114,152	8,314,252

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued the FASB Accounting Standards Update No. 2017-11 “Derivatives and Hedging (Topic 815)” (“ASU 2017-09”)

The guidance addresses the complexity of accounting for certain financial instruments with down round features on equity-linked instruments (or embedded features) that result in a strike price being reduced on the basis of the pricing of future equity offerings. As a result of this amendment, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For public business entities, the amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is considering the impact of this amendment on the Company’s financials.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this amendment is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has assessed the impact of this pronouncement and will continue to evaluate new transactions. The Company has not identified any transactions, and does not expect transactions, that will have a material impact on the financial statements as a result of this pronouncement.

Note 3 - Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has an accumulated deficit of approximately $2.55 million at June 30, 2017, a net loss of approximately $50,000 and net cash used in operating activities of approximately $30,000 for the six months ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	As of June 30, 2017 (Unaudited)	As of December 31, 2016

Auto	3 years	$12,522	$12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	100,510	100,510
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(120,447)	(107,419)
		$51,534	$64,562

(i)	Depreciation Expense

Depreciation expense amounted to $13,028 and $12,994 for the six months ended June 30, 2017 and 2016, respectively.

(ii)	Impairment

The Company completes its annual impairment testing of property and equipment every fourth quarter of the fiscal year to evaluate the recoverability of property and equipment or whenever events or changes in circumstances indicate that the property and equipment’s carrying amount may not be recoverable. The Company did not record any impairment of its property and equipment at June 30, 2017 and December 31, 2016, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 - Intangible Assets

Intangible assets consist of the following:

	As of June 30, 2017 (Unaudited)	As of December 31, 2016

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,910	6,430
	1,008,122	1,007,642
Accumulated amortization	(845,749)	(826,646)
Intangible assets, net	$162,373	$181,574

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated fifteen-year life of the Customer Relationships.

Legal costs associated with serving and protecting trademarks are being capitalized. The Company filed trademarks for its company logos with an estimated useful life of 15 years. The Company is amortizing the costs of trademarks over their estimated useful lives on a straight-line basis. Amortization of trademarks is included in operating expenses as reflected in the accompanying condensed consolidated statements of operations. The Company assesses fair value for any impairment to the carrying values. The Company did not record any impairment of its intangible assets at June 30, 2017 and 2016, respectively.

Amortization expense was $19,201 and $33,588 for the six months ended June 30, 2017 and 2016, respectively. Future amortization of intangible assets is as follows:

2017 (remainder of the year)	$20,161
2018	39,361
2019	39,361
2020	39,361
2021 and thereafter	24,131
Total	$162,373

Note 6 - Loan and Notes Payable

	As of June 30, 2017 (Unaudited)	As of December 31, 2016

The Company obtained a business loan in May 2011 from a financial institution with a credit line up to $200,000 and secured by all assets of the Company. This loan bears a variable interest based on changes in the Bank of the West Prime Rate and is due on demand. As of June 30, 2017, the variable interest rate was 4.75%.	$197,000	$197,000

Notes payable

The Company has a 4.75% Promissory note of $100,000 issued with the same financial institution on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012. Amounts outstanding under this loan and note are personally guaranteed by the CEO of the Company and are due in full by on April 23, 2017. This note has been repaid accordingly.	-	5,250
Unsecured Promissory note of $50,000 bearing interest of 5.28%, issued in February 2016 payable over 36 consecutive monthly installments of $1,506 starting in March 2016 and is due on March 9, 2019.	28,738	36,882

Less: Current maturities	(16,926)	(21,722)
Note payable, net of current maturities	$11,812	$20,410

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 - Loan and Notes Payable (continued)

Future minimum Loan and Notes Payable principal payments are as follows:

2017 (Remainder of Year)	$8,344
2018	15,907
2019	4,487
Total Remaining Payments	$28,738

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

The terms of the Debenture and the Warrants are as follows:

6% Convertible Debenture

The total principal amount of the Debenture is $500,000. The Debenture accrues interest at 6% per annum and matured on October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.10 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture which was initially recorded as prepaid financing cost and was amortized over the term of the Debenture. The note was initially issued on April 3, 2015 at a discount of $500,000. The unpaid principal balance due as of December 31, 2016 and June 30, 2017 was $500,000.

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

Warrants

In April 2015, the Company issued warrants to acquire 500,000 shares of the Company’s common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.10 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that the Company issue any securities at a per share price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the date of the original issuance.

Note 7 - Related Party Transactions

Advances from Executive Officer, Significant Stockholder

From time to time, the Company’s Chairman, CEO and significant stockholder advances funds to the Company for working capital purposes. These advances are unsecured, due upon demand and bear interest at 5% per annum.

At June 30, 2017 and December 31, 2016, these advances amounted to $862,613 and $831,084, respectively. Included in the advances are accrued interest due to the Company’s CEO totaling $53,113 and $37,583, at June 30, 2017 and December 31, 2016, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 - Derivative Liabilities

Since the terms of the Debentures and Warrants in the April 2015 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black Scholes model to value the derivative liabilities. The Debentures were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $188,378 upon initial recording of the derivative liabilities. The total debt discount of $500,000 consisted of valuation of the derivatives of $250,407 and the valuation of the warrants of $249,593 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain resulting from the change in fair value of these convertible instruments was $160,862 for the six months ended June 30, 2017 compared to a gain of $112,587 for the six months ended June 30, 2016. At June 30, 2017, the Company recorded a warrant derivative liability of $14,298 and note derivative liability of $130,753.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of June 30, 2017:

As of June 30, 2017
(Unaudited)
Stock price	$0.03
Weighted average strike price	$0.10
Remaining contractual term (years)	1.07 to 2.75 years
Volatility	270% to 290%
Risk-free rate	1.24% to 1.55%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the six months ended June 30, 2017
Beginning balance	$305,913
Change in fair value of derivative liabilities	(160,862)
Ending balance	$145,051

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

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 - Commitments and Contingencies (continued)

Future minimum rental payments required under this operating lease are as follows:

Years ending December 31:

2017	$35,150
2018	64,236
Total	$99,386

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

Note 10 - Stockholders’ Deficit

Shares Authorized

The authorized capital of the Company consists of 300,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Stockholders’ Deficit (continued)

Warrants

In April 2015, the Company issued a 6% Convertible Debenture (the “Debenture”) and warrants exercisable into 500,000 shares of common stock at an exercise price of $0.60 per share which was adjusted down to $0.10 as a result of the Company’s issuance of options with an exercise price of $0.10 in January 2016 (the “Warrants”). Refer to debt footnote for additional detail. Additionally, during the six months ended June 30, 2017, a total of 1,243 warrants expired. Stock warrant activities for the six months ended June 30, 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	501,243	3.73	3.25	-
Expired	(1,243)	1,264	-	-
Balance at June 30, 2017	500,000	.10	2.76	-
Warrants exercisable at June 30, 2017	500,000	$.10	2.76	$-

Options

During the six months ended June 30, 2017, 100 stock options expired. Stock option activities for the six months ended June 30, 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,940,100	.14	4.04	-
Expired	(100)	700		-
Balance at June 30, 2017	1,940,000	.10	3.54	-
Options exercisable at June 30, 2017	-	$-	-	$-

As of the balance sheet date, total compensation cost related to unvested stock options not yet recognized equaled $177,609 and is expected to be recognized over a weighted-average period of 3.54 years.

Note 11 - Concentration of Credit Risk

Concentration of Revenue and Supplier

During the six months ended June 30, 2017, sales to two customers represented approximately 35% of the Company’s net sales relative to 38% during the six months ended June 30, 2016.

As of June 30, 2017, and December 31, 2016, the Company had two customers representing approximately 29% of accounts receivable and one customer representing approximately 29% of accounts receivable, respectively.

Additionally, we use electronic contract manufacturers (EMS) to make our products (primarily located in China). We specify the requirements and specification and the products are built based on the Specification and Design. We have been able to extend our credit with our suppliers but there are always risk that suppliers reduce their credit limit or terms of credit.

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

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Ended June 30, 2016

Net Revenues

Our Net Sales for the three months ended June 30, 2017 and 2016 were $216,442 and $269,104 respectively, a decrease of $50,677 or approximately 19%. The decrease in sales during the three months ended June 30, 2017 was primarily attributable to a decrease in sales of our Prima vaporizer product as a result of a decline in demand.

Our Net Sales for the six months ended June 30, 2017 and 2016 were $406,602 and $645,176 respectively, a decrease of $236,589 or approximately 53%. The decrease in sales during the six months ended June 30, 2017 was primarily attributable to a decrease in sales of our Prima vaporizer product as a result of a decline in demand.

Management views future sales level with a fair degree of uncertainty in that management has not been able to identify whether our sales level are trending up or down over the near term. As a result, we believed our sales level are subject to high level of uncertainty and unless market conditions and competitive conditions dramatically improve, we may not achieve or maintain sufficient sales volumes at levels that will allow us to achieve or maintain any profitability or positive cash flow. Our Total Liabilities as of June 30, 2017 far exceed our Total Assets. As a result we are insolvent and face a clear, existential risk that we facing potential bankruptcy.

Cost of Revenues

Cost of goods sold for the three months ended June 30, 2017 and 2016 were $109,933 and $160,566, respectively, a decrease of $49,795 or approximately 31%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Cost of goods sold for the six months ended June 30, 2017 and 2016 were $186,835 and $396,189, respectively, a decrease of $208,524 or approximately 53%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Operating Expenses

Total operating expenses for the three months ended June 30, 2017 and 2016 were $166,428 and $386,836, respectively, a decrease of $224,213 or approximately 58%. The decrease in operating expenses during the three months ended June 30, 2017 is primarily due to stock based consulting expense of approximately $120,000 during the second three months of 2016. Additionally, an overall decrease in Selling General and Administrative costs of approximately $104,000 as a result of cost cutting measures. While we implemented these cost cutting measures, we cannot assure you that these measures can be sustained or, if sustained that we will not incur other costs that far exceed the benefits obtained from these cost cutting measures.

Total operating expenses for the six months ended June 30, 2017 and 2016 were $389,476 and $1,165,792, respectively, a decrease of $780,121 or approximately 67%. The decrease in operating expenses during the six months ended June 30, 2017 is primarily due to stock based consulting expense of approximately $441,938 during the first three months of 2016. Additionally, an overall decrease in Selling General and Administrative costs of approximately $150,468 as a result of cost cutting measures. While we implemented these cost cutting measures, we cannot assure you that these measures can be sustained or, if sustained that we will not incur other costs that far exceed the benefits obtained from these cost cutting measures. These and other factors would likely cause us to continue to incur significant and protracted losses in the future with the result that we may be facing claims by our creditors that we cannot satisfy since we are insolvent. As a result, there can be no guarantee that we will be successful in reducing our operating costs to a level that would allow us to achieve profitability, positive cash flow or both of them or if we do achieve these objectives that we can sustain profitability, positive cash flow or both of them. As of June 30, 2017, our Total Liabilities were $2,062,810 and our Total Assets as of that date were $466,720. As a result we are insolvent and any person who acquires our Common Stock or any other instrument that we have or will issue faces a high likelihood that they will lose their entire investment as we face a clear prospect of bankruptcy.

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

Other Income (Expense), net

Total other (expense) income, net, for the three months ended June 30, 2017 and 2016 were $286,981 and ($100,315). The decrease in other expense is the primary result of the increase in derivative expense from the increase in fair value of derivative liabilities during the six-month period.

Total other (expense) income, net, for the six months ended June 30, 2017 and 2016 were $114,648 and ($99,665). The decrease in other expense is the primary result of the increase in derivative expense from the increase in fair value of derivative liabilities during the six-month period.

Net loss

Our net income/(loss) for the three months ended June 30, 2017 and 2016 was $227,062 and ($378,613), respectively, as a result of the items discussed above.

Our net loss for the six months ended June 30, 2017 and 2016 was ($55,061) and ($1,016,478), respectively, as a result of the items discussed above.

As a result, we face significant and protracted challenges if we are to exist as a corporate entity and avoid bankruptcy. If we are not successful, then anyone who acquires our securities faces the near total loss of their investment.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2017, our total current liabilities exceeded our total current assets and, as a result, we had a working capital deficit and a further deterioration in our liquidity over the past 12 months. More than that, our Total Liabilities exceed our Total Assets. As a result, we are insolvent and we face a clear risk of bankruptcy.

We are not aware of any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have a positive impact on future operations. But over the past twelve months we have had losses that is likely to continue if current market conditions continue with the result that anyone who acquires our common stock or any other security that we issue, faces a clear risk of the total loss of their investment.

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2017, we had a working capital deficit of $1,296,766. Our cash decreased during the six months ended June 30, 2017 by approximately $10,109 from our cash balance at December 31, 2016 of $12,022. We currently have no material commitments for capital expenditures.

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

Our ability to generate and maintain a positive cash flow from our operations cannot be assured and we have no track record of achieving any positive cash flow. Based solely on our own internal estimates without the benefit of any independent third party evaluation, we anticipate that our cash and cash flow will not be sufficient to satisfy our cash requirements and we will likely require significant additional external financing. The magnitude of the additional financing and its timing is not yet precisely known and depending on the level of our sales revenues and other operating needs we may be facing a prolonged multi-period scenario of negative cash flows with increasing losses. As a result, we face increasing risks and persons who acquire our common stock or any other security that we have issued will likely incur a very high risk of the loss of all or substantially all of their investment.

Currently, we have no other known alternative source for any additional financing except those sources which we have previously used and we cannot be assured that our any of prior sources will have any willingness to provide us with additional capital or, if they do, that the terms of any such additional financing will be reasonable in light of our current insolvent financial condition. Further, we cannot assure you that we can continue to rely upon those existing financing sources in the future. We may not have sufficient working capital and funds from the collection of revenues that may allow us to maintain or expand our existing operations, to provide sufficient working capital to meet our operating needs and our outstanding financial obligations since we are insolvent.

For this reason we anticipate that, based on current market conditions and our existing tenuous financial condition, we will likely need to obtain significant additional capital in sufficient amounts and on reasonable if not extremely generous terms if we are to avoid serious existential financial and legal problems that include but would not be limited to bankruptcy. In the event of bankruptcy or any state insolvency proceedings or any other litigation, any person who owns our common stock, our debentures, or any other security that we have issued or may issue in the future should know that there is a clear and un mistakably high risk that they will lose all of their investment.

In the event that we are able to secure a sufficient amount additional financing on a timely basis and on extremely generous terms, it may include the issuance of equity or debt securities, obtaining credit facilities, or entering into other financing arrangements on such terms as then existing market conditions require. The capital market for small or micro-cap companies has been and likely will remain very difficult in the near future. As a result our ability to obtain additional capital on terms that are reasonable and current market conditions cannot be assured. We may be forced to obtain additional capital on terms that could limit our long term ability to remain in business or otherwise materially restrict our operations and our creditors may take dramatic legal action against us. Further, our current financial structure and the demands of our existing creditors is such that we face a clear risk of not being able to meet the obligations to our creditors. In that event, we face existential risks - clear risk of insolvency with the result that persons who acquire our common stock and any person who holds any other security that we have issued lose all or substantially all of their investment.

Further, the market price of our common stock and the uncertainties of the U.S. economy and other factors will likely negatively impact us and the financing options that we may have. Any downturn in the U.S. equity and debt markets could also make it more difficult for us to obtain additional financing.

Even if we are able to raise the additional financing it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience significant and protracted unexpected cash requirements and litigation from our existing creditors that would force us to seek other, less-attractive alternative financing on terms that could result in significant dilution and with other terms that are not reasonable in light of our current circumstances assuming any such financing is available which, under those circumstances is very unlikely.

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

Overall if we are unable to raise additional capital on terms that are reasonable in light of current market conditions we will likely restrict our ability to grow and may reduce our ability to exist as a corporation or, for that matter, to continue to conduct business operations. We face a clear risk of insolvency unless we are able to successfully raise significant additional capital on terms that will allow us to reduce our financial obligations and improve our profitability and cash flow. If we are unable to obtain significant additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations with the clear risk of insolvency.

We anticipate that unless our financial condition dramatically improves, we will incur further significant and protracted operating losses in the foreseeable future with the result that we are facing bankruptcy.

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended June 30, 2017 had a material impact on our operations.

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

With respect to the quarterly period ending June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2017 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of June 30, 2017:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2017, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Our Total Current Liabilities were greater than our Total Current Assets as of June 30, 2017.

As of June 30, 2017, our Total Current Liabilities were $1,550,998 and our Total Current Assets were $250,000. As a result we do not have sufficient cash or other liquid current assets to meet our current financial obligations that become due over the next twelve months. Further, our Total Liabilities exceed our Total Assets. As a result we are insolvent and we are facing a clear and unmistakable risk of bankruptcy.

We need to raise additional external capital but we have received no commitment from any source to provide this capital and there can be no assurance that we can raise any additional capital.

We estimate that we may need to raise at least $300,000 to $500,000 in additional external capital or even as much as $1,500,000 to meet our current and projected financial needs. Currently we do not have any existing commitments from any reliable source to provide this capital and we cannot assure you that we will be successful in raising the additional capital that we need or, if we are successful, that we will be able to raise it on a timely basis and on terms that are reasonable in light of our present circumstances. If we are not successful in these efforts we may be facing additional serious and existential financial and legal problems and every person who holds our securities will likely lose all of their investment.

Our cash flow is limited and volatile with the result that we face constant financial challenges in meeting our monthly operating and other financial obligations.

As a small company, our cash flow is limited and we do not have a diversified customer base with diversified customers and markets compared to larger companies. As a result, our monthly cash flow is limited and more volatile than other larger companies. For this reason we are exposed to greater financial risks and persons who acquire our common stock lose all or substantially all of their investment.

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

Vapir Enterprises, Inc.

Date: August 15, 2017	By:	/s/ Mitra Sadeghzadeh
Mitra Sadeghzadeh
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)