Form 10-Q
period 2017-09-30
VAPIR ENTERPRISES INC.
filed 2017-11-14
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

For the Period Ended September 30, 2017

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

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

For the quarterly period ended September 30, 2017

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations - For the Three and Nine months ended September 30, 2017 and 2016 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows - For the Nine months ended September 30, 2017 and 2016 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$10,614	$12,022
Accounts receivable, net	1,304	4,773
Inventory, net	184,955	155,938
Prepaid expense and other current assets	18,583	12,486
Advances to suppliers	45,209	103,274

Total Current Assets	260,665	288,493

OTHER ASSETS:
Property and equipment, net	45,020	64,562
Intangible assets, net	152,533	181,574
Deposit	2,813	2,813

Total Other Assets	200,366	248,949

OTHER EXPENSE:	$461,031	$537,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$230,798	$299,356
Loan payable	197,000	197,000
Notes payable - current maturities	17,158	21,722
Customer deposits	90,429	27,633
Advances from related party	878,756	795,984
Deferred rent	15,653	14,191

Total Current Liabilities	1,429,794	1,355,886

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discounts	500,000	500,000
Notes payable, net of current maturities	7,430	20,410

Total Long-term Liabilities	507,430	520,410

Total Liabilities	1,937,224	1,876,296

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.001 par value: 300,000,000 shares authorized; 49,766,819 shares issued and outstanding, respectively.	49,767	49,767
Additional paid in capital	1,846,196	1,501,220
Accumulated deficit	(3,372,156)	(2,889,841)

Total Stockholders' Deficit	(1,476,193)	(1,338,854)

Total Liabilities and Stockholders' Deficit	$461,031	$537,442

See accompanying notes to the condensed consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues, net	$371,454	$307,466	$561,614	$865,204

Cost of revenues	196,352	188,906	273,254	523,466

Gross profit	175,102	118,560	288,360	341,738

OPERATING EXPENSES:

Selling expenses	23,376	54,383	32,051	166,378
Compensation	181,547	160,602	302,070	673,840
Professional and consulting fees	26,766	55,282	57,378	469,447
General and administrative	51,329	97,765	114,567	245,561

Total Operating Expenses	283,018	368,032	506,066	1,555,226

LOSS FROM OPERATIONS	(107,916)	(249,472)	(217,706)	(1,213,488)

OTHER EXPENSE:
Interest expense, net	(47,705)	(107,038)	(70,522)	(321,382)

Other expense, net	(47,705)	(107,038)	(70,522)	(321,382)

LOSS BEFORE INCOME TAX PROVISION	(155,621)	(356,510)	(288,228)	(1,534,870)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(155,621)	$(356,510)	$(288,228)	$(1,534,870)

LOSS PER SHARE:
Basic and diluted	$(0.002)	$(0.01)	$(0.004)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	75,062,661	49,766,819	75,062,661	49,694,841

See accompanying notes to the condensed consolidated financial statements.

VAPIR ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(288,228)	$(1,534,870)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense (recovery)	(3,561)	1,619
Depreciation	19,542	19,608
Inventory markdown	-	23,162
Amortization of intangible assets	29,041	50,382
Amortization of deferred financing cost	-	11,189
Amortization of debt discount	-	248,634
Cumulative adjustment to retained earnings	(194,087)	-
Stock based compensation	344,976	673,322
Changes in assets and liabilities:
Accounts receivable	7,030	19,424
Prepaid expense and other current assets	(6,097)	(7,350)
Advances to suppliers	58,065	28,862
Inventory	(29,017)	(57,323)
Accounts payable and accrued expenses	(68,558)	119,271
Deferred rent	1,462	2,825
OTHER EXPENSE: Customer deposits	62,796	4,672

NET CASH USED IN OPERATING ACTIVITIES	(66,636)	(396,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,800)

NET CASH USED IN OPERATING ACTIVITIES	-	(2,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	82,772	400,000
Repayments to related party for advances	-	(25,000)
Proceeds received from notes payable	-	50,000
Repayments of notes payable	(17,544)	(23,977)

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,228	401,023

NET CHANGE IN CASH	(1,408)	1,650

CASH - beginning of period	12,022	7,858

CASH - end of period	$10,614	$9,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,332	$27,978
Income taxes paid	$-	$-

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of September 30, 2017. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Annual Report, Form 10-K for the year ended December 31, 2016.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2017, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2017, the Company has included $1,172 in the allowance for doubtful accounts.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Inventory

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures. As of September 30, 2017 and December 31, 2016, the Company had recorded a reserve for slow-moving inventory of $0 and $39,734, respectively.

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

There was no inventory obsolescence for the nine months ended September 30, 2017 or 2016. There was no lower of cost or market adjustments for the nine months ended September 30, 2017 or 2016.

Advances to suppliers

Advances to a supplier represents the cash paid in advance which is usually in three installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of September 30, 2017 and 2016, advances to the Company’s major supplier amounted to $45,209 and $103,274, respectively. Upon shipment of the purchase inventory, the Company reclassifies or records such advances to the supplier into inventory.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 605. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred. Shipping costs included in cost of goods sold were $61,621 and $89,074 for the nine months ended September 30, 2017 and 2016, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $5,437 and $9,876 for the nine months ended September 30, 2017 and 2016, respectively.

The amounts paid to customers for marketing expenses incurred on behalf of the Company are recorded as marketing cost and not as a reduction of revenue in accordance with ASC 605-50-45-2, Revenue Recognition—Customer Payments and Incentives. For the nine months ended September 30, 2017, the Company did not pay customers for marketing expenses. During the nine months ended September 30, 2016, the Company recorded expenses in the amount of $30,000.

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

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Stock Options	1,940,000	2,440,100
Convertible Debt	5,749,768	5,449,768
Stock Warrants	500,000	500,000
Total contingent shares issuance arrangement, convertible debt, stock options or warrants	8,189,768	8,389,868

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued the FASB Accounting Standards Update No. 2017-11 “Derivatives and Hedging (Topic 815)” (“ASU 2017-09”)

The guidance addresses the complexity of accounting for certain financial instruments with down round features on equity-linked instruments (or embedded features) that result in a strike price being reduced on the basis of the pricing of future equity offerings. As a result of this amendment, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For public business entities, the amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted his pronouncement as of Q3 of fiscal 2017.

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

Note 3 - Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has an accumulated deficit of approximately $3.37 million at September 30, 2017, a net loss of approximately $288,000 and net cash used in operating activities of approximately $67,000 for the nine months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	As of September 30, 2017 (Unaudited)	As of December 31, 2016

Auto	3 years	$12,522	$12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	100,510	100,510
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(126,961)	(107,419)
		$45,020	$64,562

(i)	Depreciation Expense

Depreciation expense amounted to $19,542 and $19,608 for the nine months ended September 30, 2017 and 2016, respectively.

(ii)	Impairment

The Company completes its annual impairment testing of property and equipment every fourth quarter of the fiscal year to evaluate the recoverability of property and equipment or whenever events or changes in circumstances indicate that the property and equipment’s carrying amount may not be recoverable. The Company did not record any impairment of its property and equipment at September 30, 2017 and December 31, 2016, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 - Intangible Assets

Intangible assets consist of the following:

	As of September 30, 2017 (Unaudited)	As of December 31, 2016

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,910	6,430
	1,008,122	1,007,642
Accumulated amortization	(855,589)	(826,646)
Intangible assets, net	$152,533	$181,574

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated fifteen-year life of the Customer Relationships.

Legal costs associated with serving and protecting trademarks are being capitalized. The Company filed trademarks for its company logos with an estimated useful life of 15 years. The Company is amortizing the costs of trademarks over their estimated useful lives on a straight-line basis. Amortization of trademarks is included in operating expenses as reflected in the accompanying condensed consolidated statements of operations. The Company assesses fair value for any impairment to the carrying values. The Company did not record any impairment of its intangible assets at September 30, 2017 and 2016, respectively.

Amortization expense was $19,201 and $33,588 for the nine months ended September 30, 2017 and 2016, respectively. Future amortization of intangible assets is as follows:

2017 (remainder of the year)	$9,840
2018	39,361
2019	39,361
2020	39,361
2021 and thereafter	24,611
Total	$152,533

Note 6 - Loan and Notes Payable

	As of September 30, 2017 (Unaudited)	As of December 31, 2016

The Company obtained a business loan in May 2011 from a financial institution with a credit line up to $200,000 and secured by all assets of the Company. This loan bears a variable interest based on changes in the Bank of the West Prime Rate and is due on demand. As of September 30, 2017, the variable interest rate was 4.75%.	$197,000	$197,000

Notes payable

The Company has a 4.75% Promissory note of $100,000 issued with the same financial institution on May 10, 2011 payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012. Amounts outstanding under this loan and note are personally guaranteed by the CEO of the Company and are due in full by on April 23, 2017. This note has been repaid accordingly.	-	5,250
Unsecured Promissory note of $50,000 bearing interest of 5.28%, issued in February 2016 payable over 36 consecutive monthly installments of $1,506 starting in March 2016 and is due on March 9, 2019.	24,588	36,882

Less: Current maturities	(17,158)	(21,722)
Note payable, net of current maturities	$7,430	$20,410

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 - Loan and Notes Payable (continued)

Future minimum Loan and Notes Payable principal payments are as follows:

2017 (Remainder of Year)	$4,202
2018	15,907
2019	4,487
Total Remaining Payments	$24,588

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

The terms of the Debenture and the Warrants are as follows:

6% Convertible Debenture

The total principal amount of the Debenture is $500,000. The Debenture accrues interest at 6% per annum and matured on October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.10 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture which was initially recorded as prepaid financing cost and was amortized over the term of the Debenture. The note was initially issued on April 3, 2015 at a discount of $500,000. The unpaid principal balance due as of December 31, 2016 and September 30, 2017 was $500,000.

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

At September 30, 2017 and December 31, 2016, these advances amounted to $878,756 and $831,084, respectively. Included in the advances are accrued interest due to the Company’s CEO totaling $66,824 and $37,583, at September 30, 2017 and December 31, 2016, respectively.

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 - Derivative Liabilities

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options are recorded as a liability and are revalued at fair value at each reporting date. The Company has 501,263 warrants with repricing options and $5,525,385 of convertible debt qualifying for derivative accounting at December 31, 2016. The Company calculates the estimated fair values of the liabilities for warrant and embedded conversion option derivative instruments at each quarter-end using the Black Scholes Model.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2017-11 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period in either of the following ways:1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.  The Company has elected to adopt ASU 2017-11 during the three months ended September 30, 2017 by applying ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017 as follows:

	As Reported	Cumulative Effect Adjustment	Adjusted
Derivative Liabilities	$305,913	$(305,913)	$—
Current Liabilities	$1,661,799	$(305,913)	$1,355,886
Total Liabilities	$2,182,209	$(305,913)	$1,876,296
Accumulated Deficit	$(2,501,666)	$(870,490)	$(3,372,156)

If the comparative prior period financial statements were prepared using the newly adopted standard, the derivative liabilities would be zero and the change in fair value of derivative instruments would be zero. The following is a roll forward for the nine months ended September 30, 2017 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Warrant and Embedded Conversion Option
Derivative
Instruments
Balance at December 31, 2016	$305,913
Cumulative effect adjustment (See Note 2)	(305,913)
Balance at September 30, 2017	$—

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

Future minimum rental payments required under this operating lease are as follows:

Years ending December 31:

2017	$15,908
2018	64,236
Total	$80,144

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

Vapir Enterprises, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Stockholders’ Deficit (continued)

Warrants

In April 2015, the Company issued a 6% Convertible Debenture (the “Debenture”) and warrants exercisable into 500,000 shares of common stock at an exercise price of $0.60 per share which was adjusted down to $0.10 as a result of the Company’s issuance of options with an exercise price of $0.10 in January 2016 (the “Warrants”). Refer to debt footnote for additional detail. Additionally, during the Nine months ended September 30, 2017, a total of 1,243 warrants expired. Stock warrant activities for the Nine months ended September 30, 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	501,243	3.73	3.25	-
Expired	(1,243)	1,264	-	-
Balance at September 30, 2017	500,000	.10	2.51	-
Warrants exercisable at September 30, 2017	500,000	$.10	2.51	$-

Options

During the Nine months ended September 30, 2017, 100 stock options expired. Stock option activities for the Nine months ended September 30, 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,940,100	.14	4.04	-
Expired	(100)	700		-
Balance at September 30, 2017	1,940,000	.10	3.29	-
Options exercisable at September 30, 2017	-	$-	-	$-

As of the balance sheet date, total compensation cost related to unvested stock options not yet recognized equaled $130,456 and is expected to be recognized over a weighted-average period of 3.25 years.

Note 11 - Concentration of Credit Risk

Concentration of Revenue and Supplier

During the nine months ended September 30, 2017, sales to two customers represented approximately 35% of the Company’s net sales relative to 38% during the nine months ended September 30, 2016.

As of September 30, 2017, and December 31, 2016, the Company had two customers representing approximately 29% of accounts receivable and one customer representing approximately 29% of accounts receivable, respectively.

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

Results of Operations

Three and Nine months ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Net Revenues

Our Net Sales for the three months ended September 30, 2017 and 2016 were $371,454 and $307,466 respectively, an increase of $63,988 or approximately 21%. The increase in sales during the three months ended September 30, 2017 was primarily attributable to a slight increase in sales of our Prima vaporizer product.

Our Net Sales for the nine months ended September 30, 2017 and 2016 were $561,614 and $865,204 respectively, a decrease of $665,094 or approximately 54%. The decrease in sales during the Nine months ended September 30, 2017 was primarily attributable to a decrease in sales of our Prima vaporizer product as a result of a decline in demand.

Management views future sales level with a fair degree of uncertainty in that management has not been able to identify whether our sales level are trending up or down over the near term. As a result, we believed our sales level are subject to high level of uncertainty and unless market conditions and competitive conditions dramatically improve, we may not achieve or maintain sufficient sales volumes at levels that will allow us to achieve or maintain any profitability or positive cash flow. Our Total Liabilities as of September 30, 2017 far exceed our Total Assets. As a result we are insolvent and face a clear, existential risk that we facing potential bankruptcy or other adverse actions by our creditors that could result in stockholders losing all of their investment.

Cost of Revenues

Cost of goods sold for the three months ended September 30, 2017 and 2016 were $196,352 and $188,906, respectively, an increase of $7,446 or approximately 4%. The increase is primarily due to the increase in sales of our vaporizer products.

Cost of goods sold for the Nine months ended September 30, 2017 and 2016 were $273,254 and $523,466, respectively, a decrease of $459,979 or approximately 63%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Operating Expenses

Total operating expenses for the three months ended September 30, 2017 and 2016 were $283,018 and $368,032, respectively, a decrease of $85,014 or approximately 23%. The decrease in operating expenses during the three months ended September 30, 2017 is primarily due to stock based consulting expense of approximately $47,000 during the second three months of 2016. Additionally, an overall decrease in Selling General and Administrative costs as a result of cost cutting measures. While we implemented these cost cutting measures, we cannot assure you that these measures can be sustained or, if sustained that we will not incur other costs that far exceed the benefits obtained from these cost cutting measures.

Total operating expenses for the nine months ended September 30, 2017 and 2016 were $506,066 and $1,555,226, respectively, a decrease of $1,049,160 or approximately 67%. The decrease in operating expenses during the nine months ended September 30, 2017 is primarily due to stock based consulting expense of approximately $522,434 during the first nine months of 2016. Additionally, an overall decrease in Selling General and Administrative costs of approximately $150,468 as a result of cost cutting measures. While we implemented these cost cutting measures, we cannot assure you that these measures can be sustained or, if sustained that we will not incur other costs that far exceed the benefits obtained from these cost cutting measures. These and other factors would likely cause us to continue to incur significant and protracted losses in the future with the result that we may be facing claims by our creditors that we cannot satisfy since we are insolvent. As a result, there can be no guarantee that we will be successful in reducing our operating costs to a level that would allow us to achieve profitability, positive cash flow or both of them or if we do achieve these objectives that we can sustain profitability, positive cash flow or both of them. As of September 30, 2017, our Total Liabilities were $1,937,224 and our Total Assets as of that date were $461,056. As a result we are insolvent and any person who acquires our Common Stock or any other instrument that we have or will issue faces a high likelihood that they will lose their entire investment as we face a clear prospect of bankruptcy.

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

Other Income (Expense), net

Total other (expense) income, net, for the three months ended September 30, 2017 and 2016 were ($47,705) and ($107,038). The increase in other expense is the primary result of the decrease due to interest expense during the three-month period.

Total other (expense) income, net, for the Nine months ended September 30, 2017 and 2016 were ($70,522) and ($321,382). The increase in other expense is the primary result of the decrease due to interest expense during the nine-month period.

Net loss

Our net loss for the three months ended September 30, 2017 and 2016 was $155,621 and $356,510, respectively, as a result of the items discussed above.

Our net loss for the Nine months ended September 30, 2017 and 2016 was $288,228 and $1,534,870, respectively, as a result of the items discussed above.

As a result, we face significant and protracted challenges if we are to exist as a corporate entity and avoid bankruptcy. If we are not successful, then anyone who acquires our securities faces the near total loss of their investment.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of September 30, 2017, our total current liabilities exceeded our total current assets and, as a result, we had a working capital deficit and a further deterioration in our liquidity over the past 12 months. More than that, our Total Liabilities exceed our Total Assets. As a result, we are insolvent and we face a clear risk of bankruptcy.

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

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2017, we had a working capital deficit of $1,169,129. Our cash decreased during the Nine months ended September 30, 2017 by approximately $1,408 from our cash balance at December 31, 2016 of $12,022. We currently have no material commitments for capital expenditures.

We are facing increasing demands that will likely require that we raise additional funds. If circumstances and market conditions allow, we may be able to raise additional capital but it may be under market conditions that are not favorable with the result that we may incur significant dilution or be required to accept debt covenants or other conditions that are onerous or which otherwise limit our ability to gain or attract additional financing in the future. Further, there can be no assurance that we will be successful in raising any additional funds or if we are successful, that we will be able to do so on terms that are reasonable in light of our current circumstances. As a small company with a limited product line and limited customer base, we face continuing risks and uncertainties that serve to make our company and an investment in our common stock subject to risks that are beyond our control. We estimate that based on current plans and assumptions, that our cash is not sufficient to satisfy our cash requirements under our present operating expectations, without further significant additional financing, for the next 12 months.

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

Even if we are able to raise the additional financing it is possible that we could incur significant unexpected costs and expenses, fail to collect amounts owed to us, or experience significant and protracted unexpected cash requirements and litigation from our existing creditors that would force us to seek other, less-attractive alternative financing on terms that could result in significant dilution and with other terms that are not reasonable in light of our current circumstances assuming any such financing is available which, under those circumstances is very unlikely.

Currently we do not have any commitment from any outside financing source to meet our anticipated financing needs and we have no basis to believe that any such commitment is forthcoming. Furthermore, in the event that we were to issue additional equity or debt securities, stockholders may experience significant additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. And in the case of any issuance of one or more debt securities, the debt covenants may restrict our operating ability and our ability to raise additional financing from debt. In that event we may be facing existential challenges that may force us to file for protection in federal bankruptcy court or otherwise take such actions as are necessary which could result in the Company’s assets being assigned to its creditors with the result that stockholders will very likely lose all or substantially all of their investment.

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

We anticipate that unless our financial condition dramatically improves, we will incur further significant and protracted operating losses in the foreseeable future with the result that we are facing bankruptcy or other actions that may result in stockholders losing all of their investment.

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2017 had a material impact on our operations.

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

With respect to the quarterly period ending September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2017 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of September 30, 2017:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2017, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Our Total Current Liabilities were greater than our Total Current Assets as of September 30, 2017.

As of September 30, 2017, our Total Current Liabilities were $1,429,794 and our Total Current Assets were $260,665. As a result we do not have sufficient cash or other liquid current assets to meet our current financial obligations that become due over the next twelve months. Further, our Total Liabilities exceed our Total Assets. As a result we are insolvent and we are facing a clear and unmistakable risk of bankruptcy or other actions from our creditors that will likely result in stockholders losing all or substantially all of their investment.

We need to raise additional external capital but we have received no commitment from any source to provide this capital and there can be no assurance that we can raise any additional capital.

We estimate that we may need to raise at least $300,000 to $500,000 or more in additional external capital or even as much as $1,500,000 or more to meet our current and projected financial needs. Currently we do not have any existing commitments from any reliable source to provide this capital and we cannot assure you that we will be successful in raising the additional capital that we need or, if we are successful, that we will be able to raise it on a timely basis and on terms that are reasonable in light of our present circumstances. If we are not successful in these efforts we may be facing additional serious and existential financial and legal problems and every person who holds our securities will likely lose all of their investment.

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

Vapir Enterprises, Inc.

Date: November 14, 2017	By:	/s/ Mitra Sadeghzadeh
Mitra Sadeghzadeh
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)