Form 10-K/A
period 2016-12-31
VAPIR ENTERPRISES INC.
filed 2017-12-22
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the 1016 Annual Report on Form 10-K for Vapir Enterprises, Inc., a Nevada corporation (the “Company”) is being filed to amend and expand upon the statements previously presented in the Company’s previously filed 2016 Annual Report Form 10-K in Item 9A listed below.

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

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer have assessed our internal control over financial reporting as of December 31, 2016. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting (“ICFR”) – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Management has determined that the ICFR was not effective due to the material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2016:

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a smaller reporting company, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and US GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(1)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

(2)	Need for greater integration, oversight, communication and financial reporting of the books and records of our office.

(3)	Lack of sufficient segregation of duties such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

15

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2016, that materially affected, or is likely to materially affect, our internal control over financial reporting.

Vapir Enterprises, Inc.

Date: December 21, 2017	By:	/s/ Mitra Sadeghzadeh
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

Name	Age	Position	Commencement of Service As Officer/Director
Hamid Emarlou(1)	57	Chairman	2014
Masoud Shahidi (1)	73	Director	2014
Robert Duncan	60	Director	2016
Mitra Sadeghzadeh	65	President & CEO	2017

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

Robert Duncan, 60, Director

Mr. Duncan has over 25 years executive engineering and operations experience providing expertise in engineering product development, engineering process, NPI, and offshore development.  His previous positions include VP of Operations for a desktop virtualization company, CTO and VP of Engineering for an alternative energy/hydrogen fuel cell company, VP of Engineering at a server based computing company, and Executive VP of the commercial Business unit at a global contract manufacturer

Mitra Sadeghzadeh President & Chief Executive Officer

Ms. Sadeghzadeh has over 15 year experience in Electronic Manufacturing, her previous position include General Manager of Flex cable division at Solectron Corp (currently Flextronics), She earned her Bachelor of Art with a minor in business from San Jose State University.

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

4.   Other Fees are those associated with services not captured in the other categories.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

Exh. No.	Exhibit Description
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Presentation Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapir Enterprises, Inc.

Date: December 21, 2017	By:	/s/ Mitra Sadeghzadeh
Mitra Sadeghzadeh
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

