Form 10-K
period 2017-12-31
Gratitude Health, Inc.
filed 2018-04-02
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185083

GRATITUDE HEALTH, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	333-185083	27-1517938
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

11231 US Highway One

Suite 200

North Palm Beach, Fl. 33408

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (561) 227-2727

 Vapir Enterprises, Inc.

3511 Ryder Street, Santa Clara, California 95051

(Former Name or Former Address, if Changed Since Last Report)

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

As of March 29, 2018, the Company had 53,141,833 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1.	Business

Vapir, Inc., the wholly owned subsidiary of Vapir Enterprises, Inc., a Nevada corporation, was incorporated on October 26, 2006 in the State of California.

On March 26, 2018, Gratitude Health, Inc. f/ka Vapir Enterprises, Inc., a corporation organized under the laws of Nevada (the “Acquiror” or “Company”), Hamid Emarlou, the principal shareholder of the Acquiror (the “Acquiror Principal Shareholder”), Gratitude Health, Inc. (FL), a corporation organized under the laws of Florida (the “Acquiree”), and each of the Persons who are shareholders of the Acquiree (collectively, the “Acquiree Shareholders,” and individually an “Acquiree Shareholder”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Acquiree Shareholders (who are the holders of all of the issued and outstanding shares of common stock of the Acquiree (the “Acquiree Interests”)) have agreed to transfer to the Acquiror, and the Acquiror has agreed to acquire from the Acquiree Shareholders, all of the Acquiree Interests, in exchange for the issuance of 520,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock, to the Acquiree Shareholders the “Acquiror Shares”), which Acquiror Shares shall, upon conversion into 102,000,000 shares of common stock of the Acquiror, constitute approximately 85.84% on a fully diluted basis of the issued and outstanding shares of Acquiror Common Stock immediately after the closing of the transactions contemplated herein, in each case, on the terms and conditions as set forth in the Agreement. For accounting purposes, the Share Exchange was treated as an acquisition of Acquiror and a recapitalization of Acquiree. Acquiree is the accounting acquirer, and the result is of its operations carryover. On the Closing Date, Acquiror Principal Shareholder entered into a Spin Off Agreement with Acquiror for the sale of the existing wholly owned Vapir, Inc. subsidiary of the Acquiror in exchange for Acquiror Principal Shareholder’s shares of Common Stock of Acquiror. The Spin Off Agreement shall not close less than five (5) days from the closing of the Agreement. As of the date of filing this Annual Report on Form 10-K, the disposition of the Company’s Vapir business has not been consummated. This Business description described both the traditional business of the Company as it existed on December 31, 2017, the end of the fiscal year for which this Form 10-K is filed, and the new business of Gratitude Health, Inc. after the March 26, 2018 share exchange.

Business of Vapir, Inc.

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

Our Products

Vaporizers

As of December 31, 2017, we marketed 5 vaporizers, the Prima, VapirRise 2.0 ultimate, VAPIR NO2 Portable Digital Vaporizer and VAPIR Oxygen Mini Corded Vaporizer, and the New Vapir Pen.

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

Employees

As of December 31, 2017, we have three full-time and two part-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Business of Gratitude Health, Inc.

Effective March 26, 2018, we acquired all the issued and outstanding shares of Acquiree pursuant to the Exchange Agreement and Acquiree became our wholly-owned subsidiary. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Acquiree is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Acquiree have been brought forward at their book value and no goodwill has been recognized.

At the time of the acquisition, the Company was engaged in the business of engaged in inventing, developing and producing aromatherapy devices and vaporizers. As a result of the acquisition of all the issued and outstanding shares of common stock of Acquiree, we have now assumed Acquiree’s business operations as our own. The acquisition of Acquiree is treated as a reverse acquisition, and the business of Acquiree became the business of the Company.

Business Plan

The Company manufactures, sells and markets functional RTD (Ready to Drink) beverages sold under the Gratitude trademark. The Company’s first five drinks are Chinese Dragon Well Green Teas. Second and third functional-drink lines are now in development. The Gratitude mission is to disrupt this beverage market through our manufacturing and marketing of functional beverages that specifically promote healthy aging and to never produce a product that in any way will adversely affect the health of our customer. The Gratitude vision is to work with research partners to develop functional drinks that can easily be incorporated into one’s daily lifestyle and fit their nutritional goals.

THE PRODUCTS AND PACKAGING:

Gratitude Health, Inc. is building the “Gratitude” brand with the launch of unique, naturally flavored and unsweetened RTD (Ready To Drink) teas.

Today, tea is the second largest drink category in America and is an obvious driver and mainstay in delivery systems across food and beverage categories. Americans and, especially, Millennial Americans are increasingly becoming more and more aware of the generous levels of cancer-fighting antioxidants found in tea.

While Green, White and Black teas are the most common types consumed in America, research shows that their growth is solid year-over-year but barely above flat. We believe this is due to two factors:

●	The category is staid and boring and,

●	RTD teas are not delivering on their health promises.

We will address these issues with unique varieties of tea that not only have interesting and curious names but also health research that supports their benefits. Naturally, we will be calorie and carb free and always strive for maximum antioxidant delivery. Our teas are sourced from Dragon Well in China. Our initial five flavors are:

●	Wildberry

●	Blood Orange

●	Mint

●	Original

●	Peach

Supporting these unique flavors and key to our brand-building presentation will be our package, a first-to- RTD-market “mason jar” like 16-oz bottle featuring artistic, graphic designs actually etched onto the glass-container.

We will promote this unique presentation as more than eco-friendly (“eco” being of great importance to millennials) because they will be collectibles and advertised as such thus making their collectability and reuse arguably the eco-friendliest mass-market beverage bottle in the world. To even further support this unique presentation, artistic and colorful labels (logo, art, nutritional and redemption information) will cover the etchings driving the desires for those that keep them to buy their “missing” collectible.

Interestingly, the 2017 Natural Beverage Guide (Bevnet, Inc) displays hundreds of Natural-Drink companies and not one has a “Mason” jar configuration. We believe this packaging will be widely preferred to the predominantly plastic bottles in the market today, we further expect modern consumers to understand and appreciate the flavor profile and obvious nutritional benefits of the teas.

Having identified the opportunity and clearly focused upon the healthy features and benefits available in Gratitude’s tea offerings, Gratitude will shortly introduce its first five flavors of tea. This will kick off sales efforts in earnest for the larger chained retail accounts across the Country. These accounts generally review new products for “planogram” resets during calendar Q-1 with a view to begin new product offering and new sets in April each year.

This gives Gratitude three months to sell and arrange for new product authorizations in regional and national accounts while managing our initial placements in New York City and smaller accounts with whom we have relationships in the Northeastern United States.

MARKET INFORMATION AND THE VALUE CHAIN AND ROUTES TO MARKET

According to Beverage Marketing Corporation’s 2017 “DrinkTell” database, RTD tea sales totaled $10.31 billion in 2017 up four percent. Importantly, Gratitude’s market analyses and product development perfectly targets the main attributes fueling this growth. According to this database, “Ready-to-drink tea is leading the growth in its category with new forms and formulations that offer both function and flavor. Consumers are willing to trade up to products that offer them better quality or benefits.” Further according to BMC, “Retailers say refrigerated RTD teas are the leading segment in this category, and new varieties are emerging. In the RTD tea category, reduced-sugar formulations and local and artisanal brands are poised for continued growth.”

We are the first company to introduce Chinese Dragon Well Tea to the mass RTD American market. Dragon Well is subtle in taste with a hint of chestnut and is the most popular tea in China being granted “Imperial” status. Because it is “Green”, our tea will be well known to the US consumer. Because it is “DragonWell”, it will be a welcome new experience to the US RTD market. All our teas are either low calorie--45 per 16z—or totally unsweetened. Our “small batch * hand made” brand positioning features totally unique and first-to-market packaging that meets artisanal characteristics influencing today’s consumer purchase.

According to the Tea Association of the USA, in its 2017-2018 Tea Market Review and Forecast, Ready-to-drink (RTD) tea accounted for some 45.7% of the tea market share in 2017 and will exceed 1.7 billion gallons in 2017. The Review states “Specialty Tea is still driving interest and consumption in the category with consumers grazing for new and different options and flavors and origins. Sustainability of these high quality, higher priced teas confirms that the analogy to wine is stronger than ever.” Furthermore, according to the Tea Association: “Naturalness continues to drive consumers who demand foods that are closer to their unrefined or pure state, seeking “less processed” drinks, incentivizing companies to remove artificial ingredients. This trend will also encourage consumers to reach for foods in their most natural, original form, such as true teas, for health benefits, instead of supplements and nutraceuticals. Tea is a natural, simple and whole food.”

By marrying a famous and revered green tea in China with such organic flavors as Peach, Mint, Wildberry and Blood Orange and putting those complementary flavors in a totally unique glass package, Gratitude is well positioned for our targeted consumer audience.

Gratitude’s retail shelf price is between $2.99 to $3.49 per bottle. We have established cost for finished product per bottle and per 12-count case. We will approach and engage the same retail systems and value chain structure relative to all RTD beverage brands in the industry.

There will be three routes to market:

1.	Direct-to-Retail sales (grocery, big box, and drug chains).

2.	Direct Store Delivery (DSD) with shelf management for C-stores, specialty accounts, and such institutions as colleges and universities.

3.	Direct-to-Consumer sales via the internet. We will partner with Amazon for fulfillment.

1.	Value chain for channel one includes delivered pricing from Gratitude direct to the retailer. We will target a suggested retail price in these accounts. Knowing that these accounts demand net delivery to their warehouses and a SET gross margin, Gratitude will price cases at wholesale to this channel of trade at a set price per bottle per cost of goods sold as calculated so that the Company has already calculated its margin less cost of freight for delivery.

2.	Sales to DSD delivery systems require a more competitive wholesale price and higher retail price, which enables a structure where a distributor can earn a meaningful margin in an extremely competitive environment. The DSD retail customer is often a C-Store or Specialty store that requires regular deliveries and in-store management of inventory in “reaches”, meaning that often the DSD merchandises the shelf for his customer. This service cost is passed to the wholesaler. Therefore, to accommodate this pricing model, Gratitude must be more competitively priced to the DSD. The retailer also needs room to mark up the brand to accommodate their gross margin goals. So, Gratitude will reduce its gross margin in this channel and the DSD distributor will expect a set gross margin. The C-Store retailer usually expects a minimum set gross margin at his level.

3.	The third sales model is direct consumer sales through the internet. These sales are always made by the case with an added delivery fee to the individual. We will partner with Amazon to handle orders and fulfillment and simply deliver to their regional warehouses. These sales provide great opportunity for gross margin having eliminated the distributor and retailer margin, but require significant digital marketing programs and advertising. We will use this channel immediately to service consumers that have heard of the brand but can’t find it at their local store yet. We know this channel will not be a large business initially but, as the brand grows, we plan to build this segment aggressively.

COMPETITION

Source: Statista 2018

RESEARCH, DEVELOPMENT AND PHILANTHROPY

Gratitude’s RD&P (Research, Development and Philanthropy) is working with a number of institutions to develop, license and/or acquire valid and proven intellectual property that fights cancer and promotes healthy aging. To that end, Gratitude has solely licensed patented technology from a prominent U.S. university research foundation for their patent (U.S. Patent #: 6,713,605) for the use of tea polyphenol esters for cancer prevention and treatment. The patented invention relates to novel polyphenol esters derived from green teas, which are potent inhibitors of the growth of cancerous cells, and their use in the prevention and treatment of conditions characterized by abnormal cellular proliferation. Gratitude will fund our charities from our sales and, in addition to giving away product to those who cannot afford them, we will contribute to university and institutional research studies that focus on chemo-protection, healthy aging, phytochemical superfoods and clean nutrition.

Corporation Information

Our principal executive offices are now located at 11231 US Highway One, Suite 200, North Palm Beach, Fl. 33408

. Our phone number is (561) 227-2727

. Our website is www.gratitudehealth.com.

Item 1A.	Risk Factors

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

Our Total Current Liabilities were greater than our Total Current Assets as of December 31, 2017.

As our Total Current Liabilities as of December 31, 2017 were $1,889,243 and our Total Current Assets were only $203,889, we are and remain insolvent in that as of December 31, 2017 our Current Ratio (defined as Total Current Assets divided by Total Current Liabilities) was only 0.11. As a result, we do not have sufficient cash or other liquid current assets to meet our current financial obligations that become due within the twelve-months.

We incurred significant losses in 2017 and our cash flow is limited and volatile with the result that we face constant financial challenges in meeting our monthly operating and other financial obligations.

We incurred significant losses in 2017 and we cannot assure you that we will achieve profitability or if we do achieve it that we can sustain any profitability in the future. Further and as a small company, our cash flow is limited and we do not have a diversified customer base with diversified customers and markets compared to larger companies. As a result, our monthly cash flow is limited and more volatile than other larger companies. For this reason we are exposed to greater financial risks and persons who acquire our common stock could lose all or substantially all of their investment.

Continuing and increasing losses may directly impact our ability to remain in business.

We incurred approximately $365,000 in net losses for the year ended December 31, 2017. While we believe that if circumstances and market conditions allow, we may be able to achieve profitability, there can be no assurance that we will be successful in these efforts or if we are successful, that we can sustain any profitability. If are not successful in achieving and sustaining profitability and positive cash flow, then persons who acquire our common stock could lose all or substantially all of their investment.

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

The Company’s corporate headquarters is located in Florida at 11231 US Highway One, Suite 200, North Palm Beach, Fl. 33408. Our telephone number, including area code, is (561) 227-2727

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

Market Information

Our common stock is currently approved for quotation on the OTC Bulletin Board (OTCQB) maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “GRTD”. There were no trades of our stock prior to April 6, 2015. The table below sets forth the high and low closing price per share of our common stock for each quarter during 2016 and 2017. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
31-Mar-16	$0.35	$0.06
30-Jun-16	$0.16	$0.05
30-Sep-16	$0.16	$0.08
31-Dec-16	$0.22	$0.08
31-Mar-17	$0.12	$0.01
31-June-17	$0.07	$0.0151
31-Sep-17	$0.035	$0.012
31-Dec-17	$0.11	$0.021

Holders

As of March 29, 2018, there were approximately 64 holders of record of our common stock, and an indeterminate number of holders of unrestricted shares.

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

As used herein, the terms “we,” “us,” and “the Company” refers to Gratitude Health, Inc. (f/k/a Vapir Enterprises, Inc.), a Nevada corporation and its subsidiaries.

On March 26, 2018, Gratitude Health, Inc. f/ka Vapir Enterprises, Inc., a corporation organized under the laws of Nevada (the “Acquiror” or “Company”), Hamid Emarlou, the principal shareholder of the Acquiror (the “Acquiror Principal Shareholder”), Gratitude Health, Inc. (FL), a corporation organized under the laws of Florida (the “Acquiree”), and each of the Persons who are shareholders of the Acquiree (collectively, the “Acquiree Shareholders,” and individually an “Acquiree Shareholder”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Acquiree Shareholders (who are the holders of all of the issued and outstanding shares of common stock of the Acquiree (the “Acquiree Interests”)) have agreed to transfer to the Acquiror, and the Acquiror has agreed to acquire from the Acquiree Shareholders, all of the Acquiree Interests, in exchange for the issuance of 520,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock, to the Acquiree Shareholders the “Acquiror Shares”), which Acquiror Shares shall, upon conversion into 102,000,000 shares of common stock of the Acquiror, constitute approximately 85.84% on a fully diluted basis of the issued and outstanding shares of Acquiror Common Stock immediately after the closing of the transactions contemplated herein, in each case, on the terms and conditions as set forth in the Agreement. For accounting purposes, the Share Exchange was treated as an acquisition of Acquiror and a recapitalization of Acquiree. Acquiree is the accounting acquirer, and the result is of its operations carryover. On the Closing Date, Acquiror Principal Shareholder entered into a Spin Off Agreement with Acquiror for the sale of the existing wholly owned Vapir, Inc. subsidiary of the Acquiror in exchange for Acquiror Principal Shareholder’s shares of Common Stock of Acquiror. The Spin Off Agreement shall not close less than five (5) days from the closing of the Agreement. As of the date of filing this Annual Report on Form 10-K, the disposition of the Company’s Vapir business has not been consummated. This MD&A, which addresses the Company as of December 31, 2017, describes the traditional business of the Company as it existed on December 31, 2017, the end of the fiscal year for which this Form 10-K is filed. For information on the new business of Gratitude Health, Inc. after the March 26, 2018 share exchange, please refer to Section 1 of this Annual Report on Form 10-K.

Overview

Vapir Enterprises, Inc. was originally incorporated under the laws of the State of Nevada on December 17, 2009 under the name Apps Genius Corp and changed its name to Gratitude Health, Inc. on March 22, 2018. Our original business was to develop, market, publish and distribute social games and software applications that consumers could use on a variety of platforms, including social networks, wireless devices and stand-alone websites. We were unsuccessful in operating our business and on October 7, 2013 we entered into a Membership Interest Purchase Agreement with FAL Minerals LLC and we changed our name to FAL Exploration Corp. The agreement with FAL Minerals LLC has since been terminated and we have now entered into an Exchange Agreement with Vapir, Inc. and its shareholders. In addition, we changed our name to Vapir Enterprises, Inc. to better represent our new business operations.

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

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Revenues

Net revenues for the years ended December 31, 2017 and 2016 were $761,102 and $1,086,971 respectively, a decrease of $325,869 or approximately 30%. The decrease in sales during the year ended December 31, 2017 was primarily attributable to a decrease in sales of our Prima vaporizer product as a result of a decline in demand.

Management views future sales level with a fair degree of uncertainty in that management has not been able to identify whether our sales level are trending up or down over the near term. As a result, we believed our sales level are subject to high level of uncertainty and unless market conditions and competitive conditions dramatically improve, we may not achieve or maintain sufficient sales volumes at levels that will allow us to achieve or maintain any profitability or positive cash flow. Our Total Liabilities as of December 31, 2017 far exceed our Total Assets. As a result we are insolvent and face a clear, existential risk of potential bankruptcy or other adverse actions by our creditors that could result in stockholders losing all of their investment.

Cost of Revenues

Cost of revenues for the year ended December 31, 2017 and 2016 were $366,075 and $678,056, respectively, a decrease of $311,981 or approximately 46%. The decrease is primarily due to the decrease in sales of our vaporizer products.

Operating Expenses

Total operating expenses for the year ended December 31, 2017 and 2016 were $661,179 and $1,944,309, respectively, a decrease of $1,283,130 or approximately 66%. The decrease in operating expenses during the year ended December 31, 2017 is primarily due to decrease in stock based consulting and stock based compensation expense of approximately $579,016, decrease in impairment of intangible assets of $126,426, and decrease in compensation of $237,191 as a result of decrease in number of employees. Additionally, an overall decrease in Selling, General and Administrative costs of approximately $281,141 as a result of cost cutting measures. While we implemented these cost cutting measures, we cannot assure you that these measures can be sustained or, if sustained that we will not incur other costs that far exceed the benefits obtained from these cost cutting measures. These and other factors would likely cause us to continue to incur significant and protracted losses in the future with the result that we may be facing claims by our creditors that we cannot satisfy since we are insolvent. As a result, there can be no guarantee that we will be successful in reducing our operating costs to a level that would allow us to achieve profitability, positive cash flow or both of them or if we do achieve these objectives that we can sustain profitability, positive cash flow or both of them. As of December 31, 2017, our Total Liabilities were $1,893,764 and our Total Assets as of that date were $387,655. As a result we are insolvent and any person who acquires our Common Stock or any other instrument that we have or will issue faces a high likelihood that they will lose their entire investment as we face a clear prospect of bankruptcy.

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

Other Income (Expense), net

Total other expense, net, for the year ended December 31, 2017 and 2016 were $99,145 and $348,176, respectively, a decrease of $249,031 or %72%. The decrease in other expense is the primary result of the decreased amortization of debt discount of approximately $252,000 in connection with the issuance of convertible debentures.

Net loss

Net loss for the year ended December 31, 2017 and 2016 was $365,297 and $1,883,570, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of December 31, 2017, our total current liabilities exceeded our total current assets and, as a result, we had a working capital deficit and a further deterioration in our liquidity over the past 12 months.

We are not aware of any known demands, commitments or events that will result in our working capital liquidity increasing or decreasing in any material way. We are not aware of any matters that would have a positive impact on future operations. But over the past twelve months we have had increasing losses that is likely to continue if current market conditions continue.

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2017, we had a cash balance of approximately $5,200 and working capital deficit of $1,685,000. Our cash decreased during the year ended December 31, 2017 by approximately $6,800 from our cash balance at December 31, 2016 of $12,000.

During the year ended December 31, 2017, we received related party advances for a total of $57,000 to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures.

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

Our ability to generate and maintain a positive cash flow from our operations cannot be assured. Based solely on our own internal estimates without the benefit of any independent third party evaluation, we anticipate that our cash and cash flow will not be sufficient to satisfy our cash requirements and we will likely require significant additional external financing. The magnitude of the additional financing and its timing is not yet precisely known and depending on the level of our sales revenues and other operating needs we may be facing a prolonged multi-period scenario of negative cash flows with increasing losses. Further and since our Total Current Liabilities as of December 31, 2017 were $1,889,243 and our Total Current Assets were only $203,889, we are and remain insolvent in that as of December 31, 2017 our Current Ratio (defined as Total Current Assets divided by Total Current Liabilities) was only 0.11. That is, it was far below one (1). Overall, there can be no assurance that we will be successful in raising additional capital on a timely basis or if we are able to raise additional capital that we can raise it on terms that are reasonable in light of our current circumstances. As a result, we face increasing risks and persons who acquire our common stock may incur the loss of all or substantially all of their investment.

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

Each Debenture accrues interest at a rate equal to 6% per annum and the Debenture has an extended maturity date of July 26, 2018.

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

In January 2018, the Company issued an aggregate of 3,375,000 shares of common stock to Purchasers upon the conversion of $327,500 principal amount of note and $10,000 accrued interest pursuant to the conversion terms of the Convertible Debenture.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2017 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements. We believe the critical accounting policies in Note 2 to the consolidated financial statements appearing in the Annual Report, Form 10-K for the year ended December 31, 2017, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but are not limited to allowance for doubtful accounts, inventory obsolescence and markdowns, the useful life of property and equipment, the valuation of deferred tax assets and liabilities, valuation of intangible assets, the assumptions used to calculate fair value of stock options and warrants granted, stock-based compensation and the fair value of common stock issued.

Item 8.	Financial Statements and Supplementary Data

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

DECEMBER 31, 2017 and 2016

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants ● Certified Valuation Analysts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gratitude Health, Inc, formerly known as Vapir Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gratitude Health, Inc, formerly known as Vapir Enterprises, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D. Brooks and Associates CPA’s, P.A
D. Brooks and Associates CPA’s, P.A

We have served as the Company’s auditor since 2016.

Palm Beach Gardens, Florida
March 30, 2018

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash	$5,203	$12,022
Accounts receivable, net	1,469	4,773
Inventory, net	112,399	155,938
Prepaid expense and other current assets	14,078	12,486
Advances to suppliers	70,740	103,274

Total Current Assets	203,889	288,493

OTHER ASSETS:
Property and equipment, net	38,740	64,562
Intangible assets, net	142,213	181,574
Deposit	2,813	2,813

Total Other Assets	183,766	248,949

TOTAL ASSETS:	$387,655	$537,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$266,478	$299,356
Convertible notes payable	500,000	500,000
Loan payable	197,000	197,000
Notes payable - current maturities	15,858	21,722
Customer deposits	3,851	27,633
Advances from related party	892,500	795,984
Deferred rent	13,556	14,191

Total Current Liabilities	1,889,243	1,855,886

LONG-TERM LIABILITIES:
Notes payable, net of current maturities	4,521	20,410

Total Long-term Liabilities	4,521	20,410

Total Liabilities	1,893,764	1,876,296

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock $0.001 par value: 300,000,000 shares authorized;
49,766,819 shares issued and outstanding.	49,767	49,767
Additional paid in capital	1,893,349	1,501,220
Accumulated deficit	(3,449,225)	(2,889,841)

Total Stockholders' Deficit	(1,506,109)	(1,338,854)

Total Liabilities and Stockholders' Deficit	$387,655	$537,442

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2017	December 31, 2016

Revenues, net	$761,102	$1,086,971

Cost of revenues	366,075	678,056

Gross profit	395,027	408,915

OPERATING EXPENSES:

Selling expenses	38,678	183,382
Compensation	387,698	839,652
Impairment of intangible assets	-	126,426
Professional and consulting fees	72,813	496,422
General and administrative	161,990	298,427

Total Operating Expenses	661,179	1,944,309

LOSS FROM OPERATIONS	(266,152)	(1,535,394)

OTHER EXPENSE:
Interest expense, net	(99,145)	(348,176)

Other expense, net	(99,145)	(348,176)

LOSS BEFORE INCOME TAX PROVISION	(365,297)	(1,883,570)

INCOME TAX PROVISION	-	-

NET LOSS	$(365,297)	$(1,883,570)

LOSS PER SHARE:
Basic and diluted	$(0.007)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	49,766,819	49,719,009

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2017 and 2016

	Common Stock $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	48,466,819	$48,467	$31,374	$(514,806)	$(434,965)

Common stock issued for services	1,300,000	1,300	338,700	-	340,000

Stock-based compensation in connection with options granted	-	-	437,058	-	437,058

Cumulative effect adjustment upon adoption of ASU 2017-11	-	-	694,088	(491,465)	202,623

Net loss	-	-	-	(1,883,570)	(1,883,570)

Balance, December 31, 2016	49,766,819	49,767	1,501,220	(2,889,841)	(1,338,854)

Cumulative effect adjustment upon adoption of ASU 2017-11	-	-	194,087	(194,087)	-

Stock-based compensation in connection with options granted	-	-	198,042	-	198,042

Net loss	-	-	-	(365,297)	(365,297)

Balance, December 31, 2017	49,766,819	$49,767	$1,893,349	$(3,449,225)	$(1,506,109)

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(365,297)	$(1,883,570)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense (recovery)	(3,013)	1,619
Depreciation	25,822	25,906
Inventory markdown	-	39,734
Amortization of intangible assets	39,361	67,176
Amortization of deferred financing cost	-	11,352
Amortization of debt discount	-	252,276
Impairment of intangible assets	-	126,426
Stock based compensation	198,042	777,058
Changes in assets and liabilities:
Accounts receivable	6,317	18,126
Prepaid expense and other current assets	(1,592)	(5,414)
Advances to suppliers	32,534	33,153
Inventory	43,539	16,739
Accounts payable and accrued expenses	6,638	73,444
Deferred rent	(635)	3,463
Customer deposits	(23,782)	7,024

NET CASH USED IN OPERATING ACTIVITIES	(42,066)	(435,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,800)

NET CASH USED IN OPERATING ACTIVITIES	-	(2,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	57,000	430,000
Repayments to related party for advances	-	(4,630)
Proceeds received from notes payable	-	50,000
Repayments of notes payable	(21,753)	(32,918)

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,247	442,452

NET CHANGE IN CASH	(6,819)	4,164

CASH - beginning of year	12,022	7,858

CASH - end of year	$5,203	$12,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$12,709	$18,875
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 1 - Organization and Operations

Gratitude Health, Inc., (formerly known as Vapir Enterprises Inc.) ( the “Company”) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its name to Gratitude Health, Inc. The Company’s principal business was focused on inventing, developing and producing aromatherapy devices and vaporizers. The Company’s aromatherapy devices utilize heat and convection air and thereby extract natural essences and produce fresh fragrances. Vapir, Inc. (“Vapir”) is a wholly owned subsidiary of the Company and was incorporated in the State of California in October 2006.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. The consolidated financial statements include all accounts of Gratitude Health, Inc., (formerly known as Vapir Enterprises, Inc.) and Vapir, Inc. All inter-company balances and transactions have been eliminated.

Fair value measurements and fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, accounts receivable, prepaid expenses and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2017 and 2016, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2017, the Company has included $1,932 and $2,009, respectively, in the allowance for doubtful accounts. The Company recorded bad debt recovery (expense) of $3,013 and $(1,619) during the years ended December 31, 2017 and 2016, respectively.

Inventory

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures. As of December 31, 2017 and 2016, the Company had recorded a reserve for slow-moving inventory of $23,245 and $39,734, respectively.

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

During the years ended December 31, 2017 and 2016, the Company wrote down slow moving inventory in the amount of $0 and $39,734, respectively. There was no lower of cost or market adjustments for the years ended December 31, 2017 or 2016.

Advances to suppliers

Advances to a supplier represents the cash paid in advance which is usually in three installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of December 31, 2017 and 2016, advances to the Company’s major supplier amounted to $70,740 and $103,274, respectively. Upon shipment of the purchase inventory, the Company reclassifies or records such advances to the supplier into inventory.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets from 3 to 5 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired, or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company record impairment losses of $0 and $126,426 during the years ended December 31, 2017 and 2016, respectively.

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

The Company adopted ASU 2015-14 Revenue from Contracts with Customers for their fiscal year beginning January 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Pursuant to ASC Topic 505-50, “Equity Based Payments to Non-employees”, for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date. The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 605. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred. Shipping costs included in cost of goods sold were $3,518 and $43,151 for the years ended December 31, 2017 and 2016, respectively.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $7,102 and $9,876 for the years ended December 31, 2017 and 2016, respectively.

The amounts paid to customers for marketing expenses incurred on behalf of the Company are recorded as marketing cost and not as a reduction of revenue in accordance with ASC 605-50-45-2, Revenue Recognition—Customer Payments and Incentives. For the years ended December 31, 2017, the Company did not pay customers for marketing expenses. During the year ended December 31, 2016, the Company recorded expenses in the amount of $30,000.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows which were excluded from the computation of loss per share because their impact was antidilutive:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Stock Options	1,940,000	1,940,100
Convertible Debt	5,825,200	5,525,385
Stock Warrants	500,000	501,243
Total contingent shares issuance arrangement, convertible debt, stock options or warrants	8,265,200	7,969,728

Recently Issued Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers. The ASU defers the effective date of previously issued ASU 2014-09 (the new revenue recognition standard) by one year for both public and private companies. The ASU requires public entities to apply the new revenue recognition guidance for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. Both public and nonpublic entities will be permitted to apply the new revenue recognition standard as of the original effective date for public entities (annual periods beginning after December 15, 2016). The Company adopted this standard for their fiscal year beginning January 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-04, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-04 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation”. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this pronouncement as of fiscal 2017.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 - Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company has an accumulated deficit of approximately $3.45 million at December 31, 2017, a net loss of approximately $365,000 and net cash used in operating activities of approximately $42,000 for the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	As of December 31, 2017	As of December 31, 2016

Auto	3 years	$12,522	$12,522
Furniture and fixtures	5 years	23,743	23,743
Tooling equipment	4 years	100,510	100,510
Leasehold improvements	5 years	35,206	35,206
Less: Accumulated depreciation		(133,241)	(107,419)
		$38,740	$64,562

Depreciation expense amounted to $25,822 and $25,906 for the years ended December 31, 2017 and 2016, respectively.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 5 - Intangible Assets

Intangible assets consist of the following:

	As of December 31, 2017	As of December 31, 2016

Customer relationships	$1,001,212	$1,001,212
Trademarks	6,430	6,430
	1,007,642	1,007,642
Accumulated amortization	(865,429)	(826,646)
Intangible assets, net	$142,213	$181,574

Customer Relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated fifteen-year life of the Customer Relationships.

The Company filed trademarks for its company logos with an estimated useful life of 15 years. The Company is amortizing the costs of trademarks over their estimated useful lives on a straight-line basis. Amortization of trademarks is included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair value for any impairment to the carrying values. The Company record impairment of its intangible assets of $0 and $126,426 at December 31, 2017 and 2016, respectively.

Amortization expense was $39,361 and $67,176 for the years ended December 31, 2017 and 2016, respectively. Future amortization of intangible assets is as follows:

2018	$39,361
2019	39,361
2020	39,361
2021	24,130
Total	$142,213

Note 6 - Loan and Notes Payable

	As of December 31, 2017	As of December 31, 2016

The Company obtained a business loan in May 2011 from a financial institution with a credit line up to $200,000 and secured by all assets of the Company. This loan bears a variable interest rate based on changes in the Bank of the West Prime Rate and is due on demand. As of December 31, 2017 and 2016, the variable interest rate was 4.75%.	$197,000	$197,000

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 6 - Loan and Notes Payable (continued)

Notes payable	As of December 31, 2017	As of December 31, 2016

The Company has a 4.75% Promissory note of $100,000 issued with the same financial institution on May 10, 2011, payable over 60 consecutive monthly installments with monthly principal payment of $1,650 and interest starting in June 2012. Amounts outstanding under this loan and note were personally guaranteed by the CEO of the Company and due in full by on April 23, 2017. This note has been repaid accordingly.	$-	$5,250
Unsecured Promissory note of $50,000 bearing interest of 5.28%, issued in February 2016 payable over 36 consecutive monthly installments of $1,506 starting in March 2016 and is due on March 9, 2019.	20,379	36,882
Total	20,379	42,132
Less: Current maturities	(15,858)	(21,722)
Note payable, net of current maturities	$4,521	$20,410

Future minimum Loan and Notes Payable principal payments are as follows:

2018	$15,858
2019	4,521
Total Remaining Payments	$20,379

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

The terms of the Debenture and the Warrants are as follows:

6% Convertible Debenture

The total principal amount of the Debenture is $500,000. The Debenture accrues interest at 6% per annum and matured on October 3, 2016. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at $0.10 per share. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid financing costs of $22,500 in connection with this Debenture which was initially recorded as prepaid financing cost and was amortized over the term of the Debenture. The note was initially issued on April 3, 2015 at a discount of $500,000. The unpaid principal balance due as of December 31, 2017 and 2016 was $500,000. Debt discount was fully amortized during the year ended December 31, 2016. As of December 31, 2017 and 2016, accrued interest related to this Debenture amounted to $82,521 and $52,538, respectively.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 7 - Related Party Transactions

Advances from Executive Officer, Significant Stockholder

From time to time, the Company’s Chairman of the Board of Directors, former CEO and significant stockholder advances funds to the Company for working capital purposes. These advances are unsecured, due upon demand and bear interest at 5% per annum.

At December 31, 2017 and 2016, these advances amounted to $892,500 and $795,984, respectively. Included in the advances are accrued interest due to the Company’s former CEO totaling $77,100 and $37,583, at December 31, 2017 and 2016, respectively.

Note 8 - Derivative Liabilities

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options are recorded as a liability and are revalued at fair value at each reporting date. The Company has 500,000 warrants with repricing options and $5,525,385 of convertible debt qualifying for derivative accounting at December 31, 2016. The Company calculates the estimated fair values of the liabilities for warrant and embedded conversion option derivative instruments at each quarter-end using the Black Scholes Model.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2017-11 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period in either of the following ways:1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.  The Company has elected to adopt ASU 2017-11 during the third quarter of year 2017 by applying ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017 as follows:

	As Reported	Cumulative Effect Adjustment	Adjusted
Derivative Liabilities	$305,913	$(305,913)	$—
Current Liabilities	$1,661,799	$(305,913)	$1,855,886
Total Liabilities	$2,182,209	$(305,913)	$1,876,296
Accumulated Deficit	$(2,501,666)	$(947,559)	$(3,449,225)

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 8 - Derivative Liabilities (continued)

If the comparative prior period financial statements were prepared using the newly adopted standard, the derivative liabilities would be zero and the change in fair value of derivative instruments would be zero. The following is a roll forward for the year ended December 31, 2017 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Warrant and Embedded Conversion Option
Derivative
Instruments
Balance at December 31, 2016	$305,913
Cumulative effect adjustment (See Note 2)	(305,913)
Balance at December 31, 2017	$—

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

Effective September 15, 2016, the Company entered into a one year lease of space consisting of approximately 1,819 square feet located in San Jose, California, which expired in September 14, 2017. In September 2017, the Company entered into an amendment agreement to extend the term of the lease which will expire on September 30, 2018. The base rent for the new agreement was increased from $1,819 to $2,001 per month.

As a result, the Company entered into a sublease agreement (“Sub Lessee”) to sublease the previous office and warehousing space in San Jose, California with a term commencing on September 1, 2016 and expired on October 31, 2017. The Company entered into a renewal sublease agreement in July 2017 to extend the term of the sublease and will expire on December 31, 2018. The renewal sublease agreement requires the sub lessee to pay to the Company a base rent of $5,050 plus pro rata share of operating expenses beginning September 1, 2016. The base rent increased to $5,202 beginning in November 2016 and $5,353 beginning in November 2017 as defined in the amended lease agreement.

Future minimum rental payments required under this operating lease are as follows:

Years ending December 31:
2018	$64,236
Total	$64,236

Rent expense was $24,452 and $57,028 for the years ended December 31, 2017 and 2016, respectively.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

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

Warrants

In April 2015, the Company issued a 6% Convertible Debenture (the “Debenture”) and warrants exercisable into 500,000 shares of common stock at an exercise price of $0.60 per share which was adjusted down to $0.10 as a result of the Company’s issuance of options with an exercise price of $0.10 in January 2016 (the “Warrants”) (see Note 6). Stock warrant activities for the years ended December 31, 2017 and 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	501,263	3.74	4.25	-
Forfeited	(20)	250	-	-
Balance at December 31, 2016	501,243	3.73	3.25	-
Expired	(1,243)	1,264	-	-
Balance at December 31, 2017	500,000	0.10	2.26	-
Warrants exercisable at December 31, 2017	500,000	$0.10	2.26	$-

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 10 - Stockholders’ Deficit (continued)

Options

Stock option activities for the years ended December 31, 2017 and 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	100	700	1.17	-
Granted	2,480,000	0.10	5.00	-
Forfeited	(540,000)	0.10	5.00	-
Balance at December 31, 2016	1,940,100	0.14	4.04	-
Expired	(100)	700	-	-
Balance at December 31, 2017	1,940,000	0.10	3.04	-
Options exercisable at December 31, 2017	1,293,333	$0.10	3.04	$-

As of the balance sheet date, total compensation cost related to unvested stock options not yet recognized equaled $83,303 and is expected to be recognized over a weighted-average period of 1.25 years.

Note 11 - Concentration of Credit Risk

Concentration of Revenue and Supplier

During the years ended December 31, 2017, sales to one customer represented approximately 31% of the Company’s net sales and accounts receivable of $1,469 at December 31, 2017 relative to two customers representing 35% during the year ended December 31, 2016.

As of December 31, 2017, and 2016, the Company had one customer representing approximately 100% of accounts receivable and one customer representing approximately 29% of accounts receivable, respectively.

Additionally, the Company use electronic contract manufacturers (EMS) to make the Company’s products (primarily located in China). The Company specify the requirements and specification and the products are built based on the specification and design. The Company has been able to extend credit with the Company’s suppliers but there are always risk that suppliers reduce their credit limit or terms of credit.

Note 12 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2017, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $2,991,000. The NOL expires during the years 2034 to 2037. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $891,195 of net deferred tax assets at December 31, 2017 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount. The valuation allowance as of December 31, 2017 was $891,195. The change in the valuation allowance during the year ended December 31, 2017 amounted to $522,835. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2015, 2016 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was an approximately $388,776 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 12 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2017	2016
Deferred tax assets:
Organizational costs, accrued liabilities and other	$-	$38,608
NOL carryforwards	842,253	1,208,386
Depreciation	-	11,098
Compensation related to equity instruments issued for services	49,842	155,938
Valuation allowance	(891,195)	(1,414,030)

Net deferred tax assets	$-	$-

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016

Income tax expense (benefit) at federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	8.8%	8.8%
Change in valuation allowance	-42.8%	-42.8%
	-	-

Note 13 – Subsequent Events

In January 2018, the Company issued an aggregate of 3,375,000 shares of common stock to two note holders upon the conversion of $327,500 principal amount of note and $10,000 accrued interest pursuant to the conversion terms of the convertible notes (see Note 6).

On March 26, 2018, Gratitude Health, Inc. f/ka Vapir Enterprises, Inc., a corporation organized under the laws of Nevada (the “Acquiror” or “Company”), Hamid Emarlou, the principal shareholder of the Acquiror (the “Acquiror Principal Shareholder”), Gratitude Health, Inc. (FL), a corporation organized under the laws of Florida (the “Acquiree”), and each of the Persons who are shareholders of the Acquiree (collectively, the “Acquiree Shareholders,” and individually an “Acquiree Shareholder”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Acquiree Shareholders (who are the holders of all of the issued and outstanding shares of common stock of the Acquiree (the “Acquiree Interests”)) have agreed to transfer to the Acquiror, and the Acquiror has agreed to acquire from the Acquiree Shareholders, all of the Acquiree Interests, in exchange for the issuance of 520,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock, to the Acquiree Shareholders the “Acquiror Shares”), which Acquiror Shares shall, upon conversion into 102,000,000 shares of common stock of the Acquiror, constitute approximately 85.84% on a fully diluted basis of the issued and outstanding shares of Acquiror common stock immediately after the closing of the transactions on the terms and conditions as set forth in the Agreement.

Effective March 26, 2018, the Company acquired all the issued and outstanding shares of Acquiree pursuant to the Agreement and Acquiree became the Company’s wholly-owned subsidiary. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Acquiree is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Acquiree have been brought forward at their book value and no goodwill has been recognized. At the time of the acquisition, the Company was engaged in the business of inventing, developing and producing aromatherapy devices and vaporizers. As a result of the acquisition of all the issued and outstanding shares of common stock of Acquiree, the Company has now assumed Acquiree’s business operations as our own. The acquisition of Acquiree is treated as a reverse acquisition, and the business of Acquiree became the business of the Company. The business of Acquiree is engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under Acquiree’s trademark.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS VAPIR ENTERPRISES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 13 – Subsequent Events (continued)

In connection with the Agreement, on March 26, 2018, the current officers and directors of the Company resigned, and concurrently, the Company appointed new officers and a new board of directors of the Company.

On the Closing Date, Acquiror Principal Shareholder entered into a Spin Off Agreement with Acquiror for the sale of the existing wholly owned Vapir, Inc. subsidiary of the Acquiror in exchange for Acquiror Principal Shareholder’s shares of Common Stock of Acquiror. The Spin Off Agreement shall not close less than five (5) days from the closing of the Agreement.

Effective March 26, 2018, the Board of Directors of the Company approved and amended its Articles of Incorporation to include two series of preferred stock authorized, Series A and Series B Preferred Stock.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Chief Financial Officer have assessed our internal control over financial reporting as of December 31, 2017. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting (“ICFR”) – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Management has determined that the ICFR was not effective due to the material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2017:

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a smaller reporting company, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and US GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future. We are seeking mitigating measures commencing with our recent appointment of a majority independent board of directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2017, that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are our present directors and executive officers as of March 29, 2018. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name	Age	Position	Commencement of Service As Officer/Director
Roy G. Warren	63	Chairman and CEO and Director	2018
Andy Schamisso	55	President and COO	2018
Jack Shea	68	Director	2018
Mike Edwards	58	Director	2018
Bruce Zanca	57	Director	2018

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Roy G. Warren, Chairman and CEO

Roy Warren was founder and CEO of a public company called Bravo Brands from 1997 to 2007. There, he developed America’s first vitamin-fortified, branded consumer friendly flavored milk line. Having introduced shelf stable bottled flavored milk in 2003, Roy led the company to a market capitalization that increased from approximately $20mm to over $300mm. Roy left Bravo after 10 years and immediately, in late 2007, founded Attitude Drinks to develop functional protein delivery drinks made with ultra-filtered milk with which he was involved until 2015, when he temporarily stepped back from business pursuits for personal reasons. After this temporary hiatus, in 2017, Roy began his quest to develop drinks specifically intended to promote healthy aging and, thus, Gratitude Health, Inc. was born.

Andy Schamisso, President and CEO

Andy Schamisso was the President and Founder of Inko’s Tea from 2002 to 2015, creating that brand for the health-conscious consumer and focusing on low carb/calorie and totally unsweetened teas. He was the first to introduce RTD white tea to the beverage market and his drive to provide great-tasting, organic and healthy alternative drinks is evident in every offering Gratitude provides. Andy successfully commercialized the line of all natural RTD white teas and sold the company and drink brand to a private brand developer in 2015. He created the brand for the discerning consumer and the entire offerings (17 skus in all) were low carb/calorie and/or totally unsweetened. Andy was the first to introduce RTD white tea to the beverage market and white tea is now offered by all “Big Three” companies.

Jack Shea, Independent Director

Jack Shea has been involved in the sales and marketing of food and beverages for over 35 years. Mr. Shea has directed the sales and marketing efforts of soft drink bottlers, RTD tea brewers, beer, wine and spirits importers and shelf stable milk companies.  He has also led the US divisions of companies from China, Israel and the United Kingdom.   Since 2009, Mr. Shea has been Director of Parish Ministries of Religious education at Saints John and Paul Parish and School in Mamaroneck, NY. Mr. Shea was ordained a Deacon in the Catholic Church in 2010 and now devotes his talents and abilities to taking care of the poor and the sick and also teaching in a Catholic School.  Deacon Shea is well suited to be our director as a result of his long experience in the food and beverage industry.

Mike Edwards, Independent Director

Mike Edwards, who is the current owner of Car Pro Auto Spa in Stuart, Florida, a position he has held since 2008, is a self-motivated, results-oriented entrepreneur and has extensive executive and marketing professional experience with over 26 years in business development, promotion, strategic planning, and finance. He previously worked as the Executive Vice President of International Sales and Marketing at the Bravo! Brands International Corporation, an international functional drink marketing firm operational in the Americas, Australia, Europe, and Asia. He also has more than two decades of experience in private financial banking.

Mr. Edwards also worked as an Executive for Peregrine Enterprises, a market research company that provided custom study design and implementation for a wide range of Fortune 500 clients. He holds a Bachelor of Science degree from Florida State University, and has completed training in market research, banking, sales management, commercial lending, and credit analysis. He also served in the United States Navy Reserve as a Lieutenant for five years. Mr. Edwards is suited to sit on the Company’s board due to his experience in private financial banking and his industry experience with Bravo! Brands.

Bruce Zanca, Independent Director

Over the course of a career spanning more than 30 years, Bruce Zanca has developed a core competency in building award-winning “earned media campaigns” for companies to gain positive exposure in broadcast, print, and social media. He worked as a “C-Suite” communications executive at four publicly traded businesses; assisting three companies to complete initial public offerings and helping to bring one public company private. He served as a White House spokesperson and communications advisor for three presidential administrations. He has lead teams of PR experts to win numerous awards including four American Business Awards "Stevies" and a Telly award for video production. Bankrate, Inc  (NASDAQ:RATE)  in July 2004 Bruce Zanca joined Bankrate as Senior Vice President/Chief Marketing Communications Office. Among Zanca’s other responsibilities is managing the company’s communications and investor relations efforts. In July 2011 Bankrate once again became a public company by making an initial public offering New York Stock Exchange. (NYSE: RATE) Zanca continued to manage the company’s investor relations programs until he retired from the company as of December 31, 2014. Since he has retired, he has headed Zanca PR & Corporate Communications, a public relations and corporate communications firm, which has the ability to lead the public opinion for all aspects of external communications: Investor Relations, television including the major television networks and news shows (CNN, MSNBC, CSPAN, Fox News, etc.), internet, social media, and print. In 2011 Bruce J Zanca was recruited and elected as a board member/director to the charity Scenarios USA, (501(c)(3)). He was elected chairman of the board in 2013 and served in that position until his term ended at the end of 2015. Founded in 1999, scenarios usa is a national non-profit organization that uses writing and film to foster youth leadership, advocacy and self-expression in students across the country with a focus on marginalized populations and underserved communities. The Company believes that Mr. Zanca has the qualifications to act as a director for the Company due to his public relations and public company experience.

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

The following table sets forth information concerning the total compensation paid during the years ended December 31, 2017 and 2016 for our named executive officers of Vapir.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Hamid Emarlou (1)	2017	$14,183	$6,200	(1)	$20,383
Former President and Chief Executive Officer	2016	107,885	15,600	(1)	123,485

Mitra Sadeghzadeh (2)	2017	27,953	4,520		32,473
President and Chief Executive Officer	2016	-	-		-

Dr. Shadi Shayegan (3)	2017	-	-		-
Corporate Secretary	2016	$14,173	-		$14,173

(1)	Mr. Emarlou resigned as President and Chief Executive Officer of Vapir in May 2017. Mr. Emarlou was provided a car allowance in 2017 and 2016 of $1,300 a month covering car payments and insurance expenses. Mr. Emarlou resigned as a director of Vapir as of March 26, 2018.

(2)	Ms. Sadeghzadeh was elected by the Board of Directors of Vapir as President and Chief Executive Officer of Vapir in May 2017 and resigned as of March 26, 2018.

(3)	Ms. Shayegan resigned as Corporate Secretary of Vapir in March 2016.

Employment Agreement with Executives

We have not entered into employment agreements with our officers and directors. Additionally, we have not approved any retirement benefit plan, termination or severance provisions for any of our named executive officers. Mr. Emarlou was employed at will such that either the Company or Mr. Emarlou may terminate the employment relationship at any time, with or without cause. Mr. Emarlou received salaries and car allowance.

Outstanding Equity Awards at December 31, 2017.

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

On January 12, 2016, the Company granted an aggregate of 2,480,000 five year options to purchase shares of common stock to the CEO of the Company and six employees of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 2,480,000 options were valued on the grant date at approximately $0.35 per option or a total of $728,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading prices on the date of grant), volatility of 286% (based from volatilities of similar companies), expected term of 5 years, and a risk-free interest rate of 1.55%. In March, August, and September of 2016, 40,000, 100,000, and 400,000, respectively, of these unvested options were forfeited due to the termination of employees. There remains 1,940,000 options which are fully vested upon the change of ownership.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 26, 2018 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of the share exchange, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Combined Common Stock and Series A and Series B Preferred Stock on an as Converted Basis

Name and Address	Beneficial Ownership	Percentage of Class (1)

Officers and Directors
Roy G. Warren, 11231 US Highway One Suite 200, North Palm Beach, F1. 33408 (1)	25,000,000	24.24%
Andy Schamisso, 11231 US Highway One Suite 200, North Palm Beach, F1. 33408 (1)	25,000,000	24.24%

All officers/directors as a group (2 persons)	50,000,000	48.48%
Hamid Emarlou 18188 Wagner Road, Los Gatos, CA 95032(2)	36,309,768	35.20%
Alpha Capital Anstalt, Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein (3)	10,211,041	9.9%

(1) Based on shares of common stock outstanding of 103,141,833 shares as of March 26, 2018 assuming all shares of Series B preferred stock converted. Upon surrender by Mr. Emarlou of his shares as set forth in footnote (2) below, there shall be 66,832,065 shares of common stock outstanding of which Messrs. Warren and Schamisso shall each own 37.41% or collectively, 74.82%. All shares owned by Messrs. Warren and Schamisso are in the form of Series B Preferred Stock which is convertible into common stock in a ratio of 100 shares of common stock for each share of preferred stock converted. The Series B Preferred Stock votes with the common stock on a fully as converted basis.

(2) Mr. Emarlou resigned as of March 26, 2018 as an officer and director of the Company. Mr. Emarlou’s shares shall be surrendered to the Company on the date of the disposition of the stock and assets of Vapir (California) to him.

(3) This is a theoretical number because any conversion would take place after surrender as set forth in foonote (2) above. Based on footnote (1) below with regard to the 9.9% beneficial ownership limitation, after the share surrender in footnote (2) above, the number of shares issuable upon conversion would be limited to 6,616,374. Konrad Ackermann is the director of Alpha Capital Anstalt.

Series A Preferred Stock

Name and Address	Beneficial Ownership	Percentage of Class (1)

Alpha Capital Anstalt, Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein	490,000	94.23%

(1) Based on 520,000 shares of Series A Preferred Stock issued and outstanding as of March 26, 2018. The Series A Preferred Stock is nonvoting and contains blocker provisions such that the Preferred Shares held by a holder shall not be convertible by such Holder to the extent (but only to the extent) that such Holder or any of its affiliates would beneficially own in excess of 9.99% of the Common Stock.  Konrad Ackermann is the director of Alpha Capital Anstalt.

Series B Preferred Stock

Name and Address	Beneficial Ownership	Percentage of Class (1)

Roy G. Warren	250,000	50%
Andy Schamisso	250,000	50%
Officers and directors as a group	500,000	100%

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company, except as disclosed in the subsequent event footnote to the audited financial statements accompanying this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Currently, we have three independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Related Party Transactions

From time to time, the Company’s Chairman of the Board of Directors, former CEO and significant stockholder advances funds to the Company for working capital purposes. These advances are unsecured, due upon demand and bear interest at 5% per annum. At December 31, 2017 and 2016, these advances amounted to $892,500 and $795,984, respectively. Included in the advances are accrued interest due to the Company’s former CEO totaling $77,100 and $37,583, at December 31, 2017 and 2016, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years ended December 31, 2017 and 2016 were:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit fees	$34,000	$36,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$34,000	$36,700

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

Gratitude Health, Inc.

Date: April 2, 2018	By:	/s/ Roy G. Warren
Roy G. Waren
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy G. Warren
Roy G. Warren	CEO, Chairman and Director	April 2, 2018

/s/ Andy Schamisso
Andy Schamisso	President and COO	April 2, 2018

/s/ Jack Shea
Jack Shea	Director	April 2, 2018

/s/ Mike Edwards
Mike Edwards	Director	April 2, 2018

/s/ Bruce Zanca
Bruce Zanca	Director	April 2, 2018

