Form 10-Q
period 2018-03-31
Gratitude Health, Inc.
filed 2018-05-15
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 14, 2018, there were 16,832,065 shares of common stock, par value $0.001, outstanding.

GRATITUDE HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2018

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to GRATITUDE HEALTH, INC. “SEC” refers to the Securities and Exchange Commission.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

For the quarterly period ended March 31, 2018

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets at March 31, 2018 (Unaudited) and December 31, 2017	2

Condensed Consolidated Statement of Operations - For the three months ended March 31, 2018 (Unaudited)	3

Condensed Consolidated Statement of Cash Flows - For the three months ended March 31, 2018 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$10,560	$20,826
Inventory	47,805	-
Advance to supplier	-	11,200

Total Current Assets	58,365	32,026

OTHER ASSETS:
Property and equipment, net	12,917	13,222

Total Other Assets	12,917	13,222

TOTAL ASSETS	$71,282	$45,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$64,731	$16,046
Notes payable, net of debt discount	-	100,289
Due to related party	-	345

Total Current Liabilities	64,731	116,680

Total Liabilities	64,731	116,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock $0.001 par value: 20,000,000 shares authorized; Convertible Series A Preferred stock ($0.001 Par Value; 520,000 Shares Authorized; 520,0000 shares issued and outstanding as of March 31, 2018)	520	-
Convertible Series B Preferred stock ($0.001 Par Value; 500,000 Shares Authorized; 500,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017)	500	500
Common stock $0.001 par value: 300,000,000 shares authorized; 53,141,833 and 49,766,819 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	53,142	49,767
Additional paid-in capital	468,326	(25,275)
Subscription receivable	(260,000)	-
Accumulated deficit	(255,937)	(96,424)

Total Stockholders' Equity (Deficit)	6,551	(71,432)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$71,282	$45,248

See accompanying notes to the condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended
March 31, 2018

Net revenues	$-

OPERATING EXPENSES:
Compensation and related cost	41,300
Professional and consulting expenses	67,166
General and administrative	17,520

Total Operating Expenses	125,986

LOSS FROM OPERATIONS	(125,986)

OTHER EXPENSE:
Interest expense	(33,527)

Other expense	(33,527)

LOSS BEFORE PROVISION FOR INCOME TAXES	(159,513)

Provision for income taxes	-

NET LOSS	$(159,513)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	51,979,319

See accompanying notes to the condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended
March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(159,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,305
Amortization of debt discount	29,703
Change in operating assets and liabilities:
Inventory	(47,805)
Advance to supplier	11,200
Accounts payable and accrued expenses	31,189

NET CASH USED IN OPERATING ACTIVITIES	(133,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,000)

NET CASH USED IN INVESTING ACTIVITIES	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from issuance of notes payable	120,000
Net proceeds received from issuance of preferred stock	5,000
Repayments on advances from related parties	(345)

NET CASH PROVIDED BY FINANCING ACTIVITIES	124,655

NET INCREASE IN CASH	(10,266)

CASH, beginning of period	20,826

CASH, end of period	$10,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-
Income taxes	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for conversion of notes payable and accrued interest	$245,479
Issuance of preferred stock for subscription receivable	$260,000
Assumption of liabilities in connection with the reverse merger	$22,975

See accompanying notes to condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 1 - Organization and Operations

Gratitude Health, Inc., (the “Company”) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. On March 26, 2018, the Company merged with Gratitude Health Inc. (“Gratitude Subsidiary”), a private company incorporated in Florida on September 14, 2017, in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange. The consolidated financial statements are those of Gratitude Subsidiary (the accounting acquirer) prior to the merger and include the activity of the Company (the legal acquirer) from the date of the merger (see Note 7). The Company’s former business was focused on inventing, developing and producing aromatherapy devices and vaporizers before the merger. The Company is now engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark.

Recent developments- Acquisition

On March 26, 2018, Gratitude Subsidiary, a private Florida corporation, entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, Hamid Emarlou, the principal shareholder of the Company (“Acquiror Principal Shareholder”), and all of the principal shareholders of Gratitude Subsidiary. Upon closing of the transactions contemplated under the Exchange Agreement (the “Merger”), Gratitude Subsidiary became a wholly-owned subsidiary of the Company.

On March 26, 2018, the Company closed the Merger with Gratitude Subsidiary. The Merger has constituted a change in control, the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to the stockholders of Gratitude Subsidiary shares of preferred stock which represented approximately 86% of the combined company on a fully converted basis after the closing of the Exchange Agreement and the Spin off Agreement as described below.

On the Closing Date, Acquiror Principal Shareholder entered into a Spin Off Agreement with the Company for the sale of the existing wholly owned Vapir, Inc. subsidiary of the Company in exchange for Acquiror Principal Shareholder’s 36,309,768 shares of Common Stock. The Spin Off Agreement closed on April 14, 2018. The Company recognized the disposition of the Vapir business on the date of merger.

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2018. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of Gratitude Subsidiary for the period from September 14, 2017 (inception) to December 31, 2017 and included in the form 8-K/A filed with the SEC on May 15, 2018.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of deferred tax assets, useful life of property and equipment, and valuation of debt discount.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2018, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value measurements and fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, advance to supplier, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Inventory

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures. The Company did not record any allowance for slow moving inventory as of March 31, 2018.

Advances to suppliers

Advances to a supplier represents the cash paid in advance for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of March 31, 2018 and December 31, 2017, advances to the Company’s major supplier amounted to $0 and $11,200, respectively. Upon shipment of the purchase inventory, the Company reclassifies or records such advances to the supplier into inventory.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired, or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

Revenue Recognition

The Company will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company has not recognized any revenues since its inception.

The Company adopted Accounting Standards Update (“ASU”) ASU 2015-14 Revenue from Contracts with Customers for their fiscal year beginning January 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $555 for the three months ended March 31, 2018.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

For the Three Months Ended March 31, 2018
Stock Options	1,940,000
Convertible Preferred Stock	102,000,000
Total	103,940,000

Recent accounting pronouncements

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods and is applied retrospectively. Early adoption is permitted. The Company does not believe the guidance will have a material impact on its financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

In January 2017, the Financial Accounting Standard Board’s (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-04, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-04 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for the Company beginning after December 15, 2018, although early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

Note 3 - Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has an accumulated deficit of approximately $256,000 at March 31, 2018, and incurred a net loss of approximately $160,000 and net cash used in operating activities of approximately $134,000 for the three months ended March 31, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	As of March 31, 2018	As of December 31, 2017

Molding Tool equipment	3 years	$15,000	$14,000
Less: Accumulated depreciation		(2,083)	(778)
		$12,917	$13,222

Depreciation expense amounted to $1,305 for the three months ended March 31, 2018.

Note 5 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Convertible notes payable	$-	$120,000
Debt discount	-	(19,711)
Total convertible notes payable	$-	$100,289

Between October 2017 to December 2017, the Company issued 12% convertible notes payable and 5 year warrants to acquire an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The notes were due one year from the date of issuance. The annual interest rate for the notes were 12%. The notes were convertible any time after the issuance date of the note at $0.01 per share. The Company accounted for the warrants by using the relative fair value method. The debt discount consisted of relative fair value of the warrants of $9,992 using a Black-Scholes model with the following assumptions: dividend yield of zero, years to maturity of 5.00, a risk free rate of 2.00%, and expected volatility of 200% using volatilities of similar companies. The Company also paid financing costs of $15,000 in connection with these notes which was initially recorded as debt discount and was amortized over the term of these notes.

Between January 2018 to March 2018, the Company through the Company’s wholly owned subsidiary, Gratitude Subsidiary, entered into promissory note agreements, providing for the issuance of notes in the principal amount of $120,000 to an unrelated party pursuant to a Securities Purchase Agreement. The notes were due one year from the date of issuance. The annual interest rate for the notes were 12%. The notes were convertible any time after the issuance date of the note at $0.01 per share. The Company granted the note holder an aggregate of 12,000,000 warrants in connection with the issuance of these notes. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.02. The Company accounted for the warrants by using the relative fair value method. The debt discount consisted of relative fair value of the warrants of $9,992 using a Black-Scholes model with the following assumptions: dividend yield of zero, years to maturity of 5.00, a risk free rate of 2.00%, and expected volatility of 200% using volatilities of similar companies.

In connection with the merger, the Company entered into a Surrender and Exchange Agreement with this note holder whereby the note holder agreed to surrender the 12% convertible note including accrued interest for a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holder (see Note 7). Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018. Accordingly, the Company fully amortized the debt discount of $29,703 for the three months ended March 31, 2018 and such 24,000,000 warrants granted by Gratitude Subsidiary were cancelled as of March 31, 2018. As of March 31, 2018, principal amount of the notes and accrued interest was $0.

Note 6 - Related Party Transactions

The Company’s officer, Mr. Roy Warren, from time to time, provided advances to the Company for working capital purposes. At March 31, 2018, and December 31, 2017, the Company had a payable to the officer of $0 and $345. These advances were short-term in nature and non-interest bearing.

In connection with the Exchange Agreement (see Note 7), the Company issued 500,000 shares of Series A Preferred Stock to the founders who are the CEO and COO of the Company.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 7 - Stockholders’ Equity (Deficit)

Shares Authorized

The authorized capital of the Company consists of 300,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. On March 19, 2018, the Board of Directors of the Company approved and amended its Articles of Incorporation to include two series of preferred stock authorized, Series A and Series B Preferred Stock.

Preferred stock

On March 19, 2018, the Company designated 520,000 shares of Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share and conversion price of $0.10 per share of common stock, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The holders of the Series A Preferred Stock shall not possess any voting rights. The Series A Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of Junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On March 19, 2018, the Company designated 500,000 shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share and conversion price of $0.10 per share of common stock, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The Series B Preferred Stock votes with the common stock on a fully as converted basis. The Series B Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of Junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

Share Exchange Agreement

On March 26, 2018, Gratitude Health, Inc. f/ka Vapir Enterprises, Inc., a corporation organized under the laws of Nevada (the “Acquiror” or the “Company”), Hamid Emarlou, the principal shareholder of the Acquiror (the “Acquiror Principal Shareholder”), Gratitude Health, Inc., a corporation organized under the laws of Florida (the “Acquiree” or “Gratitude Subsidiary”), and each of the Persons who are shareholders of the Acquiree (collectively, the “Acquiree Shareholders,” and individually an “Acquiree Shareholder”) entered into a Share Exchange Agreement pursuant to which the Acquiree Shareholders (who are the holders of all the issued and outstanding shares of common stock of the Acquiree (the “Acquiree Interests”)) have agreed to transfer to the Acquiror, and the Acquiror has agreed to acquire from the Acquiree Shareholders, all of the Acquiree Interests, in exchange for the issuance of 520,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock, to the Acquiree Shareholders (the “Acquiror Shares”), which Acquiror Shares shall, upon conversion into 102,000,000 shares of common stock of the Acquiror, constitute approximately 85.84% on a fully diluted basis of the issued and outstanding shares of Acquiror common stock immediately after the closing of the transactions on the terms and conditions as set forth in the Exchange Agreement and the closing of the Spin Off Agreement as described below.

Effective March 26, 2018, the Company acquired all the issued and outstanding shares of the Acquiree pursuant to the Exchange Agreement and the Acquiree became the Company’s wholly-owned subsidiary. As a result of the Exchange Agreement, for financial statement reporting purposes, the business combination between the Company and Acquiree has been treated as a reverse acquisition and recapitalization with the Acquiree deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. At the time of the Share Exchange Agreement, both the Company and Acquiror have their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the Exchange Agreement are those of the Acquiree and are recorded at the historical cost basis of the Acquiree. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of the Acquiree which are recorded at historical cost. The results of operations of the Company are consolidated with results of operations of the Acquiree starting on the date of the Exchange Agreement.

The Merger has constituted a change of control or change in control, the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to Acquiree shares of preferred stock which represented approximately 86% of the combined company on a fully converted basis after the closing of the Exchange Agreement and the Spin off Agreement as described below.

On the Closing Date, Acquiror Principal Shareholder entered into a Spin Off Agreement with Acquiror for the sale of the existing wholly owned Vapir, Inc. subsidiary of the Company in exchange for Acquiror Principal Shareholder’s 36,309,768 shares of Common Stock. The Spin Off Agreement closed on April 14, 2018. As such, the Company recognized the disposition of the Vapir business on the date of merger.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 7 - Stockholders’ Deficit (continued)

In March 2018, in connection with the Exchange Agreement, the Company issued 20,000 Series A Preferred stock for purchase price of $2,000.

In March 2018, in connection with the Exchange Agreement, the Company issued 490,000 Series A Preferred Stock for a purchase price of (i) $3,000 cash, (ii) the satisfaction of the convertible notes including any accrued interest for a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holder pursuant to the Surrender and Exchange Agreement, (see Note 5) (iii) $260,000 additional funding in cash after the closing of an Exchange Agreement which is recorded as subscription receivable and (iv) the surrender and cancellation of a certain note and warrants owed by the Company prior to the merger pursuant to the Surrender and Exchange Agreement dated in March 2018 for a principal amount of $70,000 and accrued interest of $59,807. Such surrender of notes and warrants were done in connection with the Exchange Agreement which closed on March 26, 2018. The subscription receivable of $260,000 was collected in April 2018.

In March 2018, in connection with the Exchange Agreement, the Company issued 10,000 Series A Preferred Stock in exchanged for the surrender and cancellation of a certain note for a principal amount of $102,500 and accrued interest of $16,350 and warrants issued and owed by the Company prior to the merger pursuant to the Surrender and Exchange Agreement dated in March 2018 for a principal amount of $70,000 and accrued interest of $59,807. Such surrender of notes and warrants were done in connection with the Exchange Agreement which closed on March 26, 2018.

In connection with the Exchange Agreement, the Company issued 500,000 shares of Series A Preferred Stock to the founders who are the CEO and COO of the Company.

Common Stock

In connection with the Exchange Agreement, the Company is deemed to have issued 53,141,833 shares of common stock which represents the outstanding common shares of the Company prior to the closing of the Merger.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of March 31, 2018 and changes during the period presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	12,000,000	$0.02	4.85
Granted	12,000,000	0.02	5.00
Cancelled	(24,000,000)	0.10	4.70
Balance at March 31, 2018	-	$-	-
Warrants exercisable at March 31, 2018	-	$-	-
Weighted average fair value of warrants granted during the three months ended March 31, 2018		$0.001

In March 2018 prior to the merger, the Company entered into a Surrender and Exchange Agreement with this note holder whereby the note holder agreed to surrender the 12% convertible note including accrued interest for a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holder. Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018 (see Note 5).

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 7 - Stockholders’ Equity (Deficit) (continued)

Common Stock Options

Stock option activity for the three months ended March 31, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	-	-	-	-
Recapitalization on March 26, 2018	1,940,000	0.10	2.80	-
Balance at March 31, 2018	1,940,000	0.10	2.79	-
Options exercisable at March 31, 2018	1,940,000	$0.10	2.79	$-

As of March 31, 2018, all outstanding options are fully vested and there were $0 unrecognized compensation expense in connection with unvested stock options.

Note 8 - Commitments and Contingencies

License Agreement

In January 2018, the Company entered into a Standard Exclusive License Agreement (the “License Agreement”) whereby the licensor agreed to grant exclusive license to the Company for licensed patent owned or controlled by licensor. The licensed patent is related to tea polyphenols esters and analogs for cancer prevention and treatment. The term of this license shall begin on the effective date of this License Agreement and continue until the later of the date that no licensed patent remains a pending application or an enforceable patent, or the date on which Company’s obligation to pay royalties expires pursuant to the License Agreement. If the Company has not pursued a market or territory respecting the licensed patents within one year of the date of execution of this License Agreement and Licensor has received notice that a third party wishes to negotiate a license for such market or territory, Licensor may terminate the license granted in with respect to such market or territory upon sixty (60) days written notice to Licensee. The Company agreed to pay license issue fee of $5,000 within 30 days of the effective date which was paid in March 2018.

Additionally, the Company agreed to pay certain royalty payments as follows:

(i) three percent (3%) for Net Sales of Licensed Products, and Licensed Processes, for each product or process, on a country-by-country basis, for cumulative Net Sales up to one million dollars ($1,000,000); and

(ii) four percent (4%) for Net Sales of Licensed Products and Licensed Processes, for each product or process, on a country-by-country basis, for cumulative Net Sales from one million dollars ($1,000,000) to five million dollars ($5,000,000); and

(iii) five percent (5%) for Net Sales of Licensed Products and Licensed Processes, for each product or process, on a country-by-country basis, Net Sales over five million dollars ($5,000,000).

Note 8 - Commitments and Contingencies

Furthermore, the Company agrees to pay Licensor minimum royalty payments, as follows:

Payment	Year
$20,000	2018
$50,000	2019
$100,000	2020 and every year thereafter on the same date, for the life of this License Agreement.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 9 – Subsequent events

On March 26, 2018, Acquiror Principal Shareholder entered into a Spin Off Agreement with Acquiror for the sale of the existing wholly owned Vapir, Inc. subsidiary of the Company in exchange for Acquiror Principal Shareholder’s shares of Common Stock of 36,309,768.The Spin Off Agreement closed on April 14, 2018 and accordingly, the Company cancelled the 36,309,768 shares (see Note 7).

In April 2018, the Company collected the subscription receivable of $260,000 (see Note 7).

In April 2018, the Company entered into a lease agreement for its corporate facility in Palm Beach Gardens, Florida. The lease is for a period of 36 months commencing in July 2018 and expiring in July 2021. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of $2,154 plus a pro rata share of operating expenses beginning July 2018. The base rent is subject to annual increases beginning the 2nd and 3rd lease year as defined in the lease agreement.

Future minimum rental payments required under operating leases are as follows:

2018	$12,924
2019	26,238
2020	27,028
2021	13,710
$79,900

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

As used herein, the terms “we,” “us,” “our” and the “Company” refers to GRATITUDE HEALTH, INC., a Nevada corporation and its subsidiaries unless otherwise stated.

Overview

Gratitude Health Inc. was originally incorporated under the laws of the State of Nevada on December 17, 2009 under the name Apps Genius Corp. Our original business was to develop, market, publish and distribute social games and software applications that consumers could use on a variety of platforms, including social networks, wireless devices and stand-alone websites. We were unsuccessful in operating our business and on October 7, 2013 we entered into a Membership Interest Purchase Agreement with FAL Minerals LLC and we changed our name to FAL Exploration Corp. The agreement with FAL Minerals LLC has since been terminated and we entered into an Exchange Agreement with Vapir, Inc. and its shareholders. In December 2014, the Company changed its name into Vapir Enterprises, Inc. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. The Company’s principal business was focused on inventing, developing and producing aromatherapy devices and vaporizers. On March 26, 2018, the Company merged with Gratitude Health Inc. (“Gratitude Subsidiary”), a private company incorporated in Florida on September 14, 2017, in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange, and the business of Gratitude Subsidiary became the business of the Company. On March 26, 2018, Gratitude Subsidiary, which is the historical business of the Company’s wholly-owned subsidiary, entered into a Share Exchange Agreement with the Company, Gratitude Subsidiary, all of the stockholders of Gratitude Subsidiary, and the Company’s principal stockholder whereby the Company agreed to acquire all of the issued and outstanding capital stock of Gratitude Subsidiary in exchange for the issuance of 520,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock, to the stockholders of Gratitude Subsidiary, upon conversion into 102,000,000 shares of the Company’s common stock. On March 26, 2018, the transaction closed and Gratitude Subsidiary is now a wholly-owned subsidiary of the Company. The number of shares issued represented approximately 86% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement. In addition, Gratitude Subsidiary’s board of directors and management obtained the board and management control of the combined entity stock immediately after the consummation of the Share Exchange Agreement.

Results of Operations

For the three months ended March 31, 2018

On March 26, 2018, the Company merged with Gratitude Subsidiary, a private company incorporated in Florida on September 14, 2017, in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange, and the business of Gratitude Subsidiary became the business of the Company. The consolidated financial statements are those of Gratitude Subsidiary (the accounting acquirer) prior to the merger and include the activity of the Company (the legal acquirer) from the date of the merger. Accordingly, we do not have comparable transactions from the prior period.

Net Revenues

As previously stated, the Company began operations on September 14, 2017. For the three months ended March 31, 2018, the Company did not have any revenue generating operations, nor did we have any related cost of goods sold.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 were $125,986 primarily consisted of compensation to our CEO and COO, professional and consulting expense of $67,166 primarily related to accounting and legal expenses and general and administrative expenses of $17,520 consisting of travel expenses, license fees and office expenses.

Other Income (Expense), net

Interest expense for the three months ended March 31, 2018 $33,527 primarily related to interest expense and amortization of debt discount in connection with convertible notes.

Net loss

Our net loss for the three months ended March 31, 2018 was $159,513, as a result of the items discussed above.

Liquidity and Capital Resources

For the three months ended March 31, 2018

The following table provides detailed information about our net cash flows:

For the Three Months Ended March 31, 2018
Cash Flows
Net cash used in operating activities	$(133,921)
Net cash used in investing activities	(1,000)
Net cash provided by financing activities	124,655
Net change in cash	$(10,560)

We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2018. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the Three months ended March 31, 2018

Cash used in operating activities for the three months ended March 31, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(133,921) consisted of a net loss of $(159,513). The net loss was partially offset by reconciliation of depreciation of $1,305, amortization of debt discount of $29,703, offset by net changes in operating assets and liabilities of ($5,416) primarily from an increase in inventory offset by the increase in accounts payable and accrued expenses and decrease in advances to suppliers.

Investing Activities

For the Three months ended March 31, 2018

For the three months ended March 31, 2018, we used cash in investing activities of $(1,000) consisting of purchases of equipment and property.

Financing Activities

For the Three months ended March 31, 2018

For the three months ended March 31, 2018 we received net proceeds from issuance of convertible notes of $120,000 and we raised $5,000 from the sale of our preferred stocks offset by repayment of advance to our CEO of $345.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on our product sales to fund our operations, and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

If we are unable to raise the funds required to fund our operations, we will seek alternative financing through other means, such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2018 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.   We believe the critical accounting policies in Note 2 to the financial statements appearing in the audited financial statements of Gratitude Subsidiary for the period from September 14, 2017 (inception) to December 31, 2017 included in the form 8-K/A, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, valuation of deferred tax assets, useful life of property and equipment, valuation of debt discount, the assumptions used to calculate fair value of stock warrants granted, the value of stock-based compensation and fees and the fair value of the common stock issued. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

With respect to the quarterly period ending March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of March 31, 2018:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2018, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

As a smaller reporting company we are not required to provide risk factors. Please refer to our registration statement under Form 10-K for more information regarding risks related to the securities of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	AMENDMENT TO THE ARTICLES OF INCORPORATION OF ISSUER (1)
4.1	CERTIFICATE OF DESIGNATION OF SERIES A PREFERRED STOCK(1)
4.2	CERTIFICATE OF DESIGNATION OF SERIES B PREFERRED STOCK(1)
10.1	SHARE EXCHANGE AGREEMENT(1)
10.2	SPIN-OFF AGREEMENT(1)
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

  (1) As filed with our Form 8K on March 23, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRATITUDE HEALTH, INC.

Date: May 15, 2018	By:	/s/ Roy G. Warren
Roy G. Warren
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

