Form 10-Q
period 2018-06-30
Gratitude Health, Inc.
filed 2018-08-13
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 10, 2018, there were 16,832,065 shares of common stock, par value $0.001, outstanding.

GRATITUDE HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2018

 i

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

 ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets at June 30, 2018 (Unaudited) and December 31, 2017	2

Condensed Consolidated Statement of Operations - For the three and six months ended June 30, 2018 (Unaudited)	3

Condensed Consolidated Statement of Cash Flows - For the six months ended June 30, 2018 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$28,562	$20,826
Inventory	71,329	-
Prepaid expenses and other current assets	15,247	-
Advance to supplier	-	11,200

Total Current Assets	115,138	32,026

OTHER ASSETS:
Property and equipment, net	38,013	13,222
Deposit	3,348	-

Total Other Assets	41,361	13,222

TOTAL ASSETS	$156,499	$45,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$76,369	$16,046
Convertible notes payable, net of debt discount	-	100,289
Due to related party	-	345

Total Current Liabilities	76,369	116,680

Total Liabilities	76,369	116,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock $0.001 par value: 20,000,000 shares authorized; Convertible Series A Preferred stock ($0.001 Par Value; 520,000 Shares Authorized; 520,0000 shares issued and outstanding as of June 30, 2018)	520	-
Convertible Series B Preferred stock ($0.001 Par Value; 500,000 Shares Authorized; 500,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017)	500	500
Common stock $0.001 par value: 300,000,000 shares authorized; 16,832,065 and 49,766,819 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	16,832	49,767
Common stock to be issued (2,600,000 and none shares, respectively)	2,600	-
Additional paid-in capital	736,036	(25,275)
Accumulated deficit	(676,358)	(96,424)

Total Stockholders' Equity (Deficit)	80,130	(71,432)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$156,499	$45,248

See accompanying notes to the condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended	For the six months ended
	June 30, 2018	June 30, 2018

Net revenues	$-	$-

OPERATING EXPENSES:
Compensation and related cost	79,718	121,018
Professional and consulting expenses	290,919	358,085
General and administrative	49,793	67,313

Total Operating Expenses	420,430	546,416

LOSS FROM OPERATIONS	(420,430)	(546,416)

OTHER EXPENSE:
Interest income	9	9
Interest expense	-	(33,527)

Other expense	9	(33,518)

LOSS BEFORE PROVISION FOR INCOME TAXES	(420,421)	(579,934)

Provision for income taxes	-	-

NET LOSS	$(420,421)	$(579,934)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,221,144	36,515,264

See accompanying notes to the condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended
June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(579,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,105
Amortization of debt discount	29,703
Stock-based compensation	234,000
Change in operating assets and liabilities:
Inventory	(71,329)
Prepaid expenses and other current assets	(15,247)
Advance to supplier	11,200
Deposit	(3,348)
Accounts payable and accrued expenses	42,827

NET CASH USED IN OPERATING ACTIVITIES	(348,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(28,896)

NET CASH USED IN INVESTING ACTIVITIES	(28,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from issuance of notes payable	120,000
Net proceeds received from issuance of preferred stock	265,000
Repayments on advances from related parties	(345)

NET CASH PROVIDED BY FINANCING ACTIVITIES	384,655

NET INCREASE IN CASH	7,736

CASH, beginning of period	20,826

CASH, end of period	$28,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-
Income taxes	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for conversion of notes payable and accrued interest	$281,789
Assumption of liabilities in connection with the reverse merger	$22,975

See accompanying notes to the condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2018. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of Gratitude Subsidiary for the period from September 14, 2017 (inception) to December 31, 2017 and included in the form 8-K/A filed with the SEC on May 15, 2018.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of deferred tax assets, useful life of property and equipment, inventory reserves, and valuation of debt discounts.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2018, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value measurements and fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, advance to supplier, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Inventory

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures. The Company did not record any allowance for slow moving inventory as of June 30, 2018.

Advances to suppliers

Advances to a supplier represents the cash paid in advance for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of June 30, 2018 and December 31, 2017, advances to the Company’s major supplier amounted to $0 and $11,200, respectively. Upon shipment of the purchase inventory, the Company reclassifies or records such advances to the supplier into inventory.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will further analyze its revenue recognition policy when it enters into revenue producing customer contracts.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $2,085 for the six months ended June 30, 2018.

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

June 30, 2018

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

For the Six Months Ended June 30, 2018
Stock Options	1,940,000
Convertible Preferred Stock	102,000,000
Common stock to be issued	2,600,000
Total	106,540,000

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

June 30, 2018

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

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

Note 3 - Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has an accumulated deficit of approximately $676,000 at June 30, 2018, and incurred a net loss of approximately $580,000 and net cash used in operating activities of approximately $348,000 for the six months ended June 30, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	As of June 30, 2018	As of December 31, 2017

Molding Tool equipment	3 years	$23,140	$14,000
Packing equipment	3 years	19,756	-
Less: Accumulated depreciation		(4,883)	(778)
		$38,013	$13,222

Depreciation expense amounted to $4,105 for the six months ended June 30, 2018.

Note 5 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2018	December 31, 2017
Convertible notes payable	$-	$120,000
Debt discount	-	(19,711)
Total convertible notes payable	$-	$100,289

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

In connection with the merger, the Company entered into a Surrender and Exchange Agreement with these note holders whereby the note holders agreed to surrender the 12% convertible notes including accrued interest for a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holders. Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018. Accordingly, the Company fully amortized the debt discount of $29,703 for the six months ended June 30, 2018 and such 24,000,000 warrants granted by Gratitude Subsidiary were cancelled as of June 30, 2018. As of June 30, 2018, principal amount of the notes and accrued interest outstanding was $0.

Note 6 - Related Party Transactions

The Company’s chief executive officer, Mr. Roy Warren, from time to time, provided advances to the Company for working capital purposes. At June 30, 2018, and December 31, 2017, the Company had a payable to the officer of $0 and $345. These advances were short-term in nature and non-interest bearing.

In connection with the Exchange Agreement (see Note 7), the Company issued 500,000 shares of Series A Preferred Stock to the founders who are the CEO and COO of the Company.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

June 30, 2018

Note 7 - Stockholders’ Equity (Deficit) (continued)

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

In connection with the Spin Off Agreement which closed on April 14, 2018, the Company cancelled the 36,309,768 shares.

In April 2018, the Company granted an aggregate of 2,600,000 shares of the Company’s common stock to various consultants and service providers for services rendered. The Company valued these common shares at the fair value of $234,000 or $0.09 per common share based on the closing trading price on the date of grant. The Company recorded stock-based compensation of $234,000 during the six months ended June 30, 2018. In connection with these transactions, there were 2,600,000 shares of common stock to be issued as of June 30, 2018.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of June 30, 2018 and changes during the period presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	12,000,000	$0.02	4.85
Granted	12,000,000	0.02	5.00
Cancelled	(24,000,000)	0.10	4.70
Balance at June 30, 2018	-	$-	-
Warrants exercisable at June 30, 2018	-	$-	-
Weighted average fair value of warrants granted during the six months ended June 30, 2018		$0.001

In March 2018 in connection with the merger, the Company entered into Surrender and Exchange Agreements with note holders whereby the note holders agreed to surrender the 12% convertible notes including accrued interest for a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holders. Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018 (see Note 5).

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Note 7 - Stockholders’ Equity (Deficit) (continued)

Common Stock Options

Stock option activity for the six months ended June 30, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	-	-	-	-
Recapitalization on March 26, 2018	1,940,000	0.10	2.80	-
Balance at June 30, 2018	1,940,000	0.10	2.79	-
Options exercisable at June 30, 2018	1,940,000	$0.10	2.54	$-

As of June 30, 2018, all outstanding options are fully vested and there were $0 unrecognized compensation expense in connection with unvested stock options.

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

Additionally, the Company agreed to pay certain royalty payments as follows:

(i) three percent (3%) for Net Sales of Licensed Products, and Licensed Processes (all as defined in the License Agreement), for each product or process, on a country-by-country basis, for cumulative Net Sales up to one million dollars ($1,000,000); and

(ii) four percent (4%) for Net Sales of Licensed Products and Licensed Processes, for each product or process, on a country-by-country basis, for cumulative Net Sales from one million dollars ($1,000,000) to five million dollars ($5,000,000); and

(iii) five percent (5%) for Net Sales of Licensed Products and Licensed Processes, for each product or process, on a country-by-country basis, Net Sales over five million dollars ($5,000,000).

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Note 8 - Commitments and Contingencies (continued)

Furthermore, the Company agrees to pay Licensor minimum royalty payments, as follows:

Payment	Year
$20,000	2018
$50,000	2019
$100,000	2020 and every year thereafter on the same date, for the life of this License Agreement.

The minimum royalty shall be paid in advance on a quarterly basis for each year in which this License Agreement is in effect. The first minimum royalty payment shall be due on March 31st, 2018 and shall be in the amount of $5,000. The minimum royalty for a given year shall be due in advance and shall be paid in quarterly installments on March 31, June 30, September 30, and December 31 for the following quarter.

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
$79,900

Note 9 - Subsequent events

On July 26, 2018, the Company received an advance deposit of $75,000 towards a pending subscription agreement for the sale of the Company’s preferred stock. Such advance deposit shall be applied towards the subscription agreement upon execution.

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

Results of Operations

For the three and six months ended June 30, 2018

On March 26, 2018, the Company merged with Gratitude Subsidiary, a private company incorporated in Florida on September 14, 2017, in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange, and the business of Gratitude Subsidiary became the business of the Company. The consolidated financial statements are those of Gratitude Subsidiary (the accounting acquirer) prior to the merger and include the activity of the Company (the legal acquirer) from the date of the merger. Accordingly, we do not have comparable transactions from the prior periods.

Net Revenues

As previously stated, the Company began operations on September 14, 2017. For the three and six months ended June 30, 2018, the Company did not have any revenue generating operations, nor did we have any related cost of goods sold.

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2018 were $420,430 and $546,416, respectively, primarily consisted of compensation to our CEO and COO, professional and consulting expense of $290,919 and $358,085 for the three and six months ended June 30, 2018, respectively, primarily related to stock-based consulting fees, accounting and legal expenses and general and administrative expenses of $49,793 and $67,313 for the three and six months ended June 30, 2018, respectively, consisting of travel expenses, license fees and office expenses.

Other Income (Expense), net

Interest expense for the three and six months ended June 30, 2018 were $0 and $33,527, respectively primarily related to interest expense and amortization of debt discount in connection with convertible notes.

Net loss

Our net loss for the three and six months ended June 30, 2018 was $420,421 and $579,934, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

For the six months ended June 30, 2018

The following table provides detailed information about our net cash flows:

For the Six Months Ended June 30, 2018
Cash Flows
Net cash used in operating activities	$(348,023)
Net cash used in investing activities	(28,896)
Net cash provided by financing activities	384,655
Net change in cash	$7,736

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

Operating Activities

For the six months ended June 30, 2018

Cash used in operating activities for the six months ended June 30, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(348,023) consisted of a net loss of $(579,934). The net loss was partially offset by reconciliation of depreciation of $4,105, amortization of debt discount of $29,703, stock-based compensation of $234,000 offset by net changes in operating assets and liabilities of ($35,897) primarily from an increase in inventory and prepaid expenses offset by the increase in accounts payable and accrued expenses and decrease in advances to suppliers.

Investing Activities

For the six months ended June 30, 2018

For the six months ended June 30, 2018, we used cash in investing activities of $(28,896) consisting of purchases of equipment and property.

Financing Activities

For the six months ended June 30, 2018

For the six months ended June 30, 2018 we received net proceeds from issuance of convertible notes of $120,000 and we raised $265,000 from the sale of our preferred stocks offset by repayment of advance to our CEO of $345.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2018 had a material impact on our operations.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ending June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of June 30, 2018:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2018, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

* Filed herein

  (1) As filed with our Form 8K on March 28, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRATITUDE HEALTH, INC.

Date: August 13, 2018	By:	/s/ Roy G. Warren
Roy G. Warren
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

