Form 10-Q
period 2018-09-30
Gratitude Health, Inc.
filed 2018-11-09
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, there were 16,832,065 shares of common stock, par value $0.001, outstanding.

GRATITUDE HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2018

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 (Unaudited)	2

Condensed Consolidated Statement of Operations - For the three and nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017 (Unaudited)	3

Condensed Consolidated Statement of Cash Flows - For the nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$2,996	$20,826
Inventory	83,081	-
Prepaid expenses and other current assets	7,674	-
Advance to supplier	-	11,200

Total Current Assets	93,751	32,026

OTHER ASSETS:
Property and equipment, net	41,683	13,222
Deposit	6,828	-

Total Other Assets	48,511	13,222

TOTAL ASSETS	$142,262	$45,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$124,057	$16,046
Convertible notes payable, net of debt discount	-	100,289
Due to related party	-	345

Total Current Liabilities	124,057	116,680

Total Liabilities	124,057	116,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock $0.001 par value: 20,000,000 shares authorized;
Convertible Series A Preferred stock ($0.001 Par Value; 520,000 Shares Authorized; 520,0000 shares and none issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	520	-
Convertible Series B Preferred stock ($0.001 Par Value; 500,000 Shares Authorized; 500,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017)	500	500
Convertible Series C Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 750 shares and none issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	1	-
Common stock $0.001 par value: 300,000,000 shares authorized; 16,832,065 and 49,766,819 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	16,832	49,767
Common stock to be issued (2,600,000 and none shares as of September 30, 2018 and December 31, 2017, respectively)	2,600	-
Additional paid-in capital	886,035	(25,275)
Accumulated deficit	(888,283)	(96,424)

Total Stockholders' Equity (Deficit)	18,205	(71,432)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$142,262	$45,248

See accompanying notes to the condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended	For the nine months ended	For the period from inception (September 14, 2017) to
	September 30, 2018	September 30, 2018	September 30, 2017

Net revenues	$-	$-	$-

OPERATING EXPENSES:
Compensation and related cost	100,085	221,103	15,000
Professional and consulting expenses	39,790	397,875	1,875
General and administrative	72,050	139,363	26

Total Operating Expenses	211,925	758,341	16,901

LOSS FROM OPERATIONS	(211,925)	(758,341)	(16,901)

OTHER EXPENSE:
Interest income	-	9	-
Interest expense	-	(33,527)	-

Other expense	-	(33,518)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(211,925)	(791,859)	(16,901)

Provision for income taxes	-	-	-

NET LOSS	$(211,925)	$(791,859)	$(16,901)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	19,432,051	31,367,808	500,000

See accompanying notes to the condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from inception
	For the nine months ended	(September 14, 2017) to
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(791,859)	$(16,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,887	-
Amortization of debt discount	29,703	-
Stock-based compensation	234,000	15,000
Change in operating assets and liabilities:
Inventory	(83,081)	-
Prepaid expenses and other current assets	(7,674)	-
Advance to supplier	11,200	-
Deposit	(6,828)	-
Accounts payable and accrued expenses	90,515	1,875

NET CASH USED IN OPERATING ACTIVITIES	(516,137)	(26)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(36,348)	-

NET CASH USED IN INVESTING ACTIVITIES	(36,348)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from issuance of notes payable	120,000	-
Net proceeds received from issuance of preferred stock	415,000	-
Advance from related parties	-	45
Repayments on advances from related parties	(345)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	534,655	45

NET (DECREASE) INCREASE IN CASH	(17,830)	19

CASH, beginning of period	20,826	-

CASH, end of period	$2,996	$19

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for conversion of notes payable and accrued interest	$281,789	$-
Assumption of liabilities in connection with the reverse merger	$22,975	$-

See accompanying notes to the condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 1 - Organization and Operations

Gratitude Health, Inc., (the “Company”) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. On March 26, 2018, the Company merged with Gratitude Health Inc. (“Gratitude Subsidiary”), a private company incorporated in Florida on September 14, 2017, in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange. The consolidated financial statements are those of Gratitude Subsidiary (the accounting acquirer) prior to the merger and include the activity of the Company (the legal acquirer) from the date of the merger (see Note 8). The Company’s former business was focused on inventing, developing and producing aromatherapy devices and vaporizers before the merger. The Company is now engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark.

Recent developments- Acquisition

On March 26, 2018 (“Closing Date”), Gratitude Subsidiary, a private Florida corporation, entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, Hamid Emarlou, the principal shareholder of the Company (“Acquiror Principal Shareholder”), and all of the principal shareholders of Gratitude Subsidiary. Upon closing of the transactions contemplated under the Exchange Agreement (the “Merger”), Gratitude Subsidiary became a wholly-owned subsidiary of the Company.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2018. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of Gratitude Subsidiary for the period from September 14, 2017 (inception) to December 31, 2017 and included in the form 8-K/A filed with the SEC on May 15, 2018.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

September 30, 2018

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2018, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value measurements and fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, advance to supplier, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures. The Company did not record any allowance for slow moving inventory as of September 30, 2018.

Advances to suppliers

Advances to a supplier represents the cash paid in advance for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of September 30, 2018 and December 31, 2017, advances to the Company’s major supplier amounted to $0 and $11,200, respectively. Upon shipment of the purchase inventory, the Company reclassifies or records such advances to the supplier into inventory.

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

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $6,459 and $0 for the nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017, respectively.

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

September 30, 2018

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

	September 30, 2018	September 30, 2017
Common stock equivalents:
Stock options	1,940,000	-
Convertible Preferred Stock	105,000,000	50,000,000
Total	106,940,000	50,000,000

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

September 30, 2018

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 3 - Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has an accumulated deficit of approximately $888,000 at September 30, 2018, and incurred a net loss of approximately $792,000 and net cash used in operating activities of approximately $516,000 for the nine months ended September 30, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Inventory

Inventory consisted of the following:

	September 30, 2018	December 31, 2017

Finished goods	$56,569	$-
Raw materials	26,512	-
	$83,081	$-

At September 30, 2018, inventory held at third party locations amounted to $83,081. During the nine months ended September 30, 2018, the Company wrote down inventory for spoilage of $16,268 which is included in operating expenses.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	As of September 30, 2018	As of December 31, 2017
		(Unaudited)
Molding Tool equipment	3 years	$30,592	$14,000
Packing equipment	3 years	19,756	-
Less: Accumulated depreciation		(8,665)	(778)
		$41,683	$13,222

Depreciation expense amounted to $7,887 and $0 for the nine months ended September 30, 2018 for the period from inception (September 14, 2017) to September 30, 2017, respectively.

Note 6 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Convertible notes payable	$-	$120,000
Debt discount	-	(19,711)
Total convertible notes payable	$-	$100,289

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 6 – Convertible Notes Payable (continued)

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

In connection with the merger, the Company entered into a Surrender and Exchange Agreement with these note holders whereby the note holders agreed to surrender the 12% convertible notes including accrued interest for a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holders. Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018. Accordingly, the Company fully amortized the debt discount of $29,703 for the nine months ended September 30, 2018 and such 24,000,000 warrants granted by Gratitude Subsidiary were cancelled as of September 30, 2018. As of September 30, 2018, principal amount of the notes and accrued interest outstanding was $0.

Note 7 - Related Party Transactions

The Company’s chief executive officer, Mr. Roy Warren, from time to time, provided advances to the Company for working capital purposes. At September 30, 2018, and December 31, 2017, the Company had a payable to the officer of $0 and $345. These advances were short-term in nature and non-interest bearing.

In connection with the Exchange Agreement (see Note 8), the Company issued 500,000 shares of Series A Preferred Stock to the founders who are the CEO and COO of the Company.

Note 8 - Stockholders’ Equity (Deficit)

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

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 8 - Stockholders’ Equity (Deficit) (continued)

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

On August 1, 2018, the Company designated 1,000 shares of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $200 per share and conversion price of $0.05 per share of common stock, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise. The Series C Preferred Stock votes with the common stock on a fully as converted basis. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of Junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing. In October 2018, the Board of Directors of the Company approved and authorized an amendment to increase the number of designated authorized shares of the Series C preferred stock from 1,000 to 2,500 shares.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 8 - Stockholders’ Equity (Deficit) (continued)

In March 2018, in connection with the Exchange Agreement, the Company issued 490,000 Series A Preferred Stock for a purchase price of (i) $3,000 cash, (ii) the satisfaction of the convertible notes including any accrued interest for a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holder pursuant to the Surrender and Exchange Agreement, (see Note 6) (iii) $260,000 additional funding in cash after the closing of an Exchange Agreement which is recorded as subscription receivable and (iv) the surrender and cancellation of a certain note and warrants owed by the Company prior to the merger pursuant to the Surrender and Exchange Agreement dated in March 2018 for a principal amount of $70,000 and accrued interest of $59,807. Such surrender of notes and warrants were done in connection with the Exchange Agreement which closed on March 26, 2018. The subscription receivable of $260,000 was collected in April 2018.

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

Sale of Preferred Stock

In March 2018, in connection with the Exchange Agreement, the Company issued 20,000 Series A Preferred stock for purchase price of $2,000.

In March 2018, in connection with the Exchange Agreement, the Company received gross proceeds for a total of $263,000 for the issuance of 490,000 Series A Preferred Stock (see note above).

In August 2018, the Company sold 750 shares of Series C Preferred stock for total proceeds of $150,000.

Common Stock

In connection with the Exchange Agreement, the Company is deemed to have issued 53,141,833 shares of common stock which represents the outstanding common shares of the Company prior to the closing of the Merger.

In connection with the Spin Off Agreement which closed on April 14, 2018, the Company cancelled the 36,309,768 shares.

In April 2018, the Company granted an aggregate of 2,600,000 shares of the Company’s common stock to various consultants and service providers for services rendered. The Company valued these common shares at the fair value of $234,000 or $0.09 per common share based on the closing trading price on the date of grant. The Company recorded stock-based compensation of $234,000 during the nine months ended September 30, 2018. In connection with these transactions, there were 2,600,000 shares of common stock to be issued as of September 30, 2018.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of September 30, 2018 and changes during the period presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	12,000,000	$0.02	4.85
Granted	12,000,000	0.02	5.00
Cancelled	(24,000,000)	0.10	4.70
Balance at September 30, 2018	-	$-	-
Warrants exercisable at September 30, 2018	-	$-	-
Weighted average fair value of warrants granted during the nine months ended September 30, 2018		$0.001

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 8 - Stockholders’ Equity (Deficit) (continued)

In March 2018 in connection with the merger, the Company entered into Surrender and Exchange Agreements with note holders whereby the note holders agreed to surrender the 12% convertible notes including accrued interest for a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holders. Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018 (see Note 6).

Common Stock Options

Stock option activity for the nine months ended September 30, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	-	-	-	-
Recapitalization on March 26, 2018	1,940,000	0.10	2.80	-
Balance at September 30, 2018	1,940,000	0.10	2.79	-
Options exercisable at September 30, 2018	1,940,000	$0.10	2.29	$-

As of September 30, 2018, all outstanding options are fully vested and there were $0 unrecognized compensation expense in connection with unvested stock options.

Note 9 - Commitments and Contingencies

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

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 9 - Commitments and Contingencies (continued)

The minimum royalty shall be paid in advance on a quarterly basis for each year in which this License Agreement is in effect. The first minimum royalty payment shall be due on March 31st, 2018 and shall be in the amount of $5,000. The minimum royalty for a given year shall be due in advance and shall be paid in quarterly installments on March 31, June 30, September 30, and December 31 for the following quarter. As of September 30, 2019, the Company has accrued royalty of $15,000.

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

Future minimum rental payments required under operating leases are as follows:

2018	$6,462
2019	26,238
2020	27,024
2021	13,710
$73,434

Note 10 – Subsequent events

In October 2018, the Board of Directors of the Company approved and authorized an amendment to increase the number of designated authorized shares of the Series C preferred stock from 1,000 to 2,500 shares.

In October 2018, the Company sold 750 shares of Series C Preferred stock for total proceeds of $150,000.

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

Results of Operations

For the three and nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017

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

Net Revenues

As previously stated, the Company began operations on September 14, 2017. For the three and nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017, the Company did not have any revenue generating operations, nor did we have any related cost of goods sold.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2018 were $211,925 and $758,341, respectively, primarily consisted of compensation to our CEO and COO, professional and consulting expense of $39,790 and $397,875 for the three and nine months ended September 30, 2018, respectively, primarily related to stock-based consulting fees, accounting and legal expenses and general and administrative expenses of $72,050 and $139,363 for the three and nine months ended September 30, 2018, respectively, consisting of travel expenses, license fees, inventory spoilage expense and office expenses. Total operating expenses for the period from inception (September 14, 2017) to September 30, 2017 was $16,901 and was primarily related to stock based compensation related to issuance of preferred stock to our founders.

Other Income (Expense), net

Interest expense for the three and nine months ended September 30, 2018 were $0 and $33,518, respectively primarily related to interest expense and amortization of debt discount in connection with convertible notes.

Net loss

Our net loss for the three and nine months ended September 30, 2018 was $211,925 and $791,859, respectively, as a result of the items discussed above. Our net loss for the period from inception (September 14, 2017) to September 30, 2017 was $16,901.

Liquidity and Capital Resources

For the nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017

The following table provides detailed information about our net cash flows:

	For the Nine Months Ended September 30, 2018	For the period from inception (September 14, 2017) to September 30, 2017
Cash Flows
Net cash used in operating activities	$(516,137)	$(26)
Net cash used in investing activities	(36,348)	-
Net cash provided by financing activities	534,655	45
Net change in cash	$(17,830)	$19

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

Operating Activities

For the nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017

Cash used in operating activities for the nine months ended September 30, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(516,137) consisted of a net loss of $(791,859). The net loss was partially offset by reconciliation of depreciation of $7,887, amortization of debt discount of $29,703, stock-based compensation of $234,000 offset by net changes in operating assets and liabilities of $4,132 primarily from an increase in inventory and prepaid expenses offset by the increase in accounts payable and accrued expenses and decrease in advances to suppliers. Cash used in operating activities for the period from inception (September 14, 2017) to September 30, 2017 was $(26) and consisted of a net loss of $(16,901) offset by reconciliation of primarily stock-based compensation of $234,000 and increase in accounts payable and accrued expenses.

Investing Activities

For the nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017

For the nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017, we used cash in investing activities of $(28,896) consisting of purchases of equipment and property and $0, respectively.

Financing Activities

For the nine months ended September 30, 2018 and for the period from inception (September 14, 2017) to September 30, 2017

For the nine months ended September 30, 2018 we received net proceeds from issuance of convertible notes of $120,000 and we raised $265,000 from the sale of our preferred stocks offset by repayment of advance to our CEO of $345. For the period from inception (September 14, 2017) to September 30, 2017 we received proceeds from related party advances of $45.

In August 2018, the Company sold 750 shares of Series C Preferred stock for total proceeds of $150,000. Additionally, in October 2018, the Company sold another 750 shares of Series C Preferred stock for total proceeds of $150,000.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on our product sales to fund our operations, and may require the sale of additional common stock and preferred stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2018 had a material impact on our operations.

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

With respect to the quarterly period ending September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of September 30, 2018:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2018, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	AMENDMENT TO THE ARTICLES OF INCORPORATION OF ISSUER (1)
3.2	AMENDMENT TO THE CERTIFICATE OF DESIGNATION (3)
4.1	CERTIFICATE OF DESIGNATION OF SERIES A PREFERRED STOCK(1)
4.2	CERTIFICATE OF DESIGNATION OF SERIES B PREFERRED STOCK(1)
4.3	CERTIFICATE OF DESIGNATION OF SERIES C PREFERRED STOCK(2)
10.1	SHARE EXCHANGE AGREEMENT(1)
10.2	SPIN-OFF AGREEMENT(1)
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

(1) As filed with our Form 8K on March 28, 2018, and incorporated herein by reference.

(2) As filed with our Form 8K on August 21, 2018, and incorporated herein by reference.

(3) As filed with our Form 8K on October 24, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRATITUDE HEALTH, INC.

Date: November 9, 2018	By:	/s/ Roy G. Warren
Roy G. Warren
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)