Form 10-K
period 2018-12-31
Gratitude Health, Inc.
filed 2019-03-25
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185083

GRATITUDE HEALTH, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	333-185083	27-1517938
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

11770 US Highway One

Suite E303

Palm Beach Gardens, Fl. 33408

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (561) 227-2727

 Not applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.07 on such date, is $1,171,240.

As of March 22, 2019, there were 16,832,065 shares of registrant’s common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1.	Business

THE COMPANY

Gratitude Health, Inc., (the “Company”) manufactures, sells and markets functional RTD (Ready to Drink) beverages sold under the Gratitude trademark. The Company’s first five drinks are Chinese Dragon Well Green Teas. Second and third functional-drink lines are now in development. The Gratitude mission is to disrupt this beverage market through our manufacturing and marketing of functional beverages that specifically promote healthy aging and to never produce a product that in any way will adversely affect the health of our customer. The Gratitude vision is to work with research partners to develop functional drinks that can easily be incorporated into one’s daily lifestyle and fit their nutritional goals.

THE PRODUCTS AND PACKAGING:

Gratitude Health, Inc. is building the “Gratitude” brand with the launch of unique, naturally flavored and unsweetened RTD (Ready To Drink) teas.

Today, tea is the second largest drink category in America and is an obvious driver and mainstay in delivery systems across food and beverage categories. Americans and, especially Millennial Americans, are increasingly becoming more and more aware of the generous levels of cancer-fighting antioxidants found in tea.

While Green, White and Black teas are the most common types consumed in America, research shows that their growth is solid year-over-year but barely above flat. We believe this is due to two factors:

●	The category is staid and boring and,

●	RTD teas are not delivering on their health promises.

We are addressing these issues with unique varieties of tea that not only have interesting and curious names but also health research that supports their benefits. Naturally, we will be calorie and carb free and always strive for maximum antioxidant delivery. Our teas are sourced from Dragon Well in China. Our initial five flavors are:

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

Interestingly, the 2017 Natural Beverage Guide (Bevnet, Inc.) displays hundreds of Natural-Drink companies and not one has a “Mason” jar configuration. We believe this packaging will be widely preferred to the predominantly plastic bottles in the market today, we further expect modern consumers to understand and appreciate the flavor profile and obvious nutritional benefits of the teas.

Having identified the opportunity and clearly focused upon the healthy features and benefits available in Gratitude’s tea offerings, Gratitude has introduce its first five flavors of tea into the New York City market.

The Company is continuing its development plan for 2019: (1) pursuing additional distributors for our Dragon Well Tea brands on the east coast of the United States; and (2) launching and distributing KetoFuel™ a ready-to-drink line of ketogenic meal-replacement shakes in shelf-stable Tetra Pak containers. We have engaged a leading scientist with advanced studies into the ketogenic diet to create this proprietary and strategically balanced fat-to-protein-to-carbohydrate, macro-nutrient formulation that refuels and supports the body’s ability to naturally burn fat for energy and maintain consumers already in ketosis. KetoFuel™ is the ultimate meal replacement drink and is created to deliver healthy nutrition for all. Each “keto shake” delivers proper macro and micro nutrients in a scientifically developed balance of healthy fat, protein and carb ratios. KetoFuel™ is USDA Organic and will come in 16.9 oz, shelf-stable Tetra Pak Prisma containers and will be sold across multiple beverage channels. Additional information can be found at the Company’s investor relations website, www.ir.organicgratitude.com.

MARKET INFORMATION AND THE VALUE CHAIN AND ROUTES TO MARKET

According to Beverage Marketing Corporation’s 2017 “DrinkTell” database, RTD tea sales totaled $10.31 billion in 2017 up four percent. Importantly, Gratitude’s market analyses and product development targets the main attributes fueling this growth. According to this database, “Ready-to-drink tea is leading the growth in its category with new forms and formulations that offer both function and flavor. Consumers are willing to trade up to products that offer them better quality or benefits.” Further according to BMC, “Retailers say refrigerated RTD teas are the leading segment in this category, and new varieties are emerging. In the RTD tea category, reduced-sugar formulations and local and artisanal brands are poised for continued growth.”

We are the first company to introduce Chinese Dragon Well Tea to the mass RTD American market. Dragon Well is subtle in taste with a hint of chestnut and is the most popular tea in China being granted “Imperial” status. Because it is “Green”, our tea will be well known to the US consumer. Because it is “DragonWell”, it will be a welcome new experience to the US RTD market. All our teas are either low calorie--45 per 16z—or totally unsweetened. Our “small batch * handmade” brand positioning features totally unique and first-to-market packaging that meets artisanal characteristics influencing today’s consumer purchase.

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

There will be three routes to market:

1.	Direct-to-Retail sales (grocery, big box, and drug chains).

2.	Direct Store Delivery (DSD) with shelf management for C-stores, specialty accounts, and such institutions as colleges and universities.

3.	Direct-to-Consumer sales via the internet. We will partner with Amazon for fulfillment.

·	●	Value chain for channel one includes delivered pricing from Gratitude direct to the retailer. We will target a suggested retail price in these accounts. Knowing that these accounts demand net delivery to their warehouses and a SET gross margin, Gratitude will price cases at wholesale to this channel of trade at a set price per bottle per cost of goods sold as calculated so that the Company has already calculated its margin less cost of freight for delivery.

·	●	Sales to DSD delivery systems require a more competitive wholesale price and higher retail price, which enables a structure where a distributor can earn a meaningful margin in an extremely competitive environment. The DSD retail customer is often a C-Store or Specialty store that requires regular deliveries and in-store management of inventory in “reaches”, meaning that often the DSD merchandises the shelf for his customer. This service cost is passed to the wholesaler. Therefore, to accommodate this pricing model, Gratitude must be more competitively priced to the DSD. The retailer also needs room to mark up the brand to accommodate their gross margin goals. So, Gratitude will reduce its gross margin in this channel and the DSD distributor will expect a set gross margin. The C-Store retailer usually expects a minimum set gross margin at his level.

·	●	The third sales model is direct consumer sales through the internet. These sales are always made by the case with an added delivery fee to the individual. We will partner with Amazon to handle orders and fulfillment and simply deliver to their regional warehouses. These sales provide great opportunity for gross margin having eliminated the distributor and retailer margin, but require significant digital marketing programs and advertising. We will use this channel immediately to service consumers that have heard of the brand but can’t find it at their local store yet. We know this channel will not be a large business initially but, as the brand grows, we plan to build this segment aggressively.

PRODUCTION

We used third party vendors to outsource and purchase raw materials as well as contract manufactures (co-packers) its products. Our co-packer is independently owned and operated and function as a third party manufacturing partner in order fulfill the inventory needs of Gratitude’s RTD brands. Our co-packer is located in the northeastern United States, and currently we use one co-packer.

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

GOVERNMENT REGULATION

We are subject to labor and employment laws, import and trade restrictions laws, laws governing advertising, privacy and data security laws, safety regulations and other laws, including consumer protection regulations that apply to retailers and/or the promotion and sale of merchandise and the operation of stores and warehouse facilities. In the United States, we are subject to the regulatory authority of, among other agencies, the Federal Trade Commission (“FTC”) and U.S. Food and Drug Administration (“FDA”). We will employ a number of external resources to assist us in complying with our regulatory obligations. These external resources will include outside technology providers and consultants. As we expand our business, we will be required to raise additional capital to cover the expected increase in costs to hire and train additional internal and external resources to ensure we remain in substantial compliance with our governmental obligations. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

INTELLECTUAL PROPERTY

Licensed Patents

US Patent # 6,713,605 Tea Polyphenols Esters and Analogs

In January 2018, we entered into a Standard Exclusive License Agreement (the “License Agreement”) whereby the licensor agreed to grant exclusive license to us for licensed patent owned or controlled by licensor. The licensed patent is related to tea polyphenols esters and analogs for cancer prevention and treatment. The term of this license shall begin on the effective date of this License Agreement and continue until the later of the date that no licensed patent remains a pending application or an enforceable patent, or the date on which Company’s obligation to pay royalties expires pursuant to the License Agreement. If the Company has not pursued a market or territory respecting the licensed patents within one year of the date of execution of this License Agreement and Licensor has received notice that a third party wishes to negotiate a license for such market or territory, Licensor may terminate the license granted in with respect to such market or territory upon sixty (60) days written notice to Licensee. See Note 9 to the consolidated financial statements included elsewhere in this report.

Trademarks

We own trademarks on certain of our products, including:

Trademark serial number 87943839, “Gratitude®”

KetoFuel™ (trademark registration in progress)

EMPLOYEES

As of December 31, 2018, we have four full-time and one part-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

OUR CORPORATE HISTORY AND RECENT DEVELOPMENTS

We were incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. On March 26, 2018, the Company merged with Gratitude Health Inc. (“Gratitude Subsidiary”), a private company incorporated in Florida on September 14, 2017, in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange. The consolidated financial statements are those of Gratitude Subsidiary (the accounting acquirer) prior to the merger and include the activity of the Company (the legal acquirer) from the date of the merger. Our former business was focused on inventing, developing and producing aromatherapy devices and vaporizers before the merger. We are now engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark.

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

We incurred significant losses in 2018 and our cash flow is limited and volatile with the result that we face constant financial challenges in meeting our monthly operating and other financial obligations.

We incurred significant losses in 2018 and we cannot assure you that we will achieve profitability or if we do achieve it that we can sustain any profitability in the future. Further and as a small company, our cash flow is limited and we do not have a diversified customer base with diversified customers and markets compared to larger companies. As a result, our monthly cash flow is limited and more volatile than other larger companies. For this reason we are exposed to greater financial risks and persons who acquire our common stock could lose all or substantially all of their investment.

Continuing and increasing losses may directly impact our ability to remain in business.

We incurred approximately $1,019,000 in net losses for the year ended December 31, 2018, and we anticipate these losses continuing in 2019. While we believe that if circumstances and market conditions allow, we may be able to achieve profitability, there can be no assurance that we will be successful in these efforts or if we are successful, that we can sustain any profitability. If are not successful in achieving and sustaining profitability and positive cash flow, then persons who acquire our common stock could lose all or substantially all of their investment.

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

We had had net loss of approximately $1,019,000 and $96,000 for the years ended December 31, 2018 and 2017, respectively. The net cash used in operations were approximately $759,000 and $71,000 for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of approximately $1,115,000 at December 31, 2018. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for a period of twelve months for the issuance date of this report as described in Note 3 in our consolidated financial statements for the year ended December 31, 2018.

Management cannot provide assurance that we will ultimately achieve sufficient profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings and generate sufficient revenues to fund its operations in the future.

Although management believes there is substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our consolidated financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

Item 2.	Properties

The Company’s corporate headquarters is located in Florida at 11770 US Highway One, suite E303, Palm Beach Gardens, FL 33408. Our telephone number, including area code, is (561) 227-2727

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

Market Information

Our common stock is currently approved for quotation on the OTC Bulletin Board (OTCQB) maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “GRTD”. There were no trades of our stock prior to April 6, 2015. The table below sets forth the high and low closing price per share of our common stock for each quarter during 2017 and 2018. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
31-Mar-17	$0.120	$0.010
30-Jun-17	$0.070	$0.0151
30-Sep-17	$0.035	$0.012
31-Dec-17	$0.110	$0.021
31-Mar-18	$0.785	$0.050
31-June-18	$0.1010	$0.050
31-Sep-18	$0.080	$0.0131
31-Dec-18	$0.150	$0.010

Holders

As of March 22, 2019, there were approximately 63 holders of record of our common stock, and an indeterminate number of holders of unrestricted shares.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the year ended December 31, 2018, were previously disclosed in a Quarterly Report on Form 10-Q.

●	During the three months ended December 31, 2018, the Company sold 1,500 shares of Series C Preferred, pursuant to a stock purchase agreement dated between October 2018 and December 2018, in exchange for consideration of $300,000 and the Company used the proceeds as working capital for its business operations.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Authorized Capital Stock

The authorized capital of the Company consists of 300,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

Preferred stock

On March 19, 2018, the Company designated 520,000 shares of Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share of Series A Preferred Stock and conversion price of $0.10 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The holders of the Series A Preferred Stock shall not possess any voting rights. The Series A Preferred Stock does not contain any redemption provision. The Series A Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On March 19, 2018, the Company designated 500,000 shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share of Series B Preferred Stock and conversion price of $0.10 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The Series B Preferred Stock votes with the common stock on a fully as converted basis. The Series B Preferred Stock does not contain any redemption provision. The Series B Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On August 1, 2018, the Company designated 1,000 shares of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $200 per share of Series C Preferred Stock and conversion price of $0.05 per share, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise. The Series C Preferred Stock votes with the common stock on a fully as converted basis. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing. In October 2018, the Board of Directors of the Company approved and authorized an amendment to increase the number of designated authorized shares of the Series C preferred stock from 1,000 to 2,500 shares.

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

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

As used herein, the terms “we,” “us,” and “the Company” refers to Gratitude Health, Inc., a Nevada corporation and its subsidiaries.

On March 26, 2018, Gratitude Health, Inc. f/ka Vapir Enterprises, Inc., a corporation organized under the laws of Nevada (the “Acquiror” or “Company”), Hamid Emarlou, the principal shareholder of the Acquiror (the “Acquiror Principal Shareholder”), Gratitude Health, Inc. (FL), a corporation organized under the laws of Florida (the “Acquiree” or “Gratitude Subsidiary”), and each of the Persons who are shareholders of the Acquiree (collectively, the “Acquiree Shareholders,” and individually an “Acquiree Shareholder”) entered into a Share Exchange Agreement (the “Exchange Agreement”) pursuant to which the Acquiree Shareholders (who are the holders of all of the issued and outstanding shares of common stock of the Acquiree (the “Acquiree Interests”)) have agreed to transfer to the Acquiror, and the Acquiror has agreed to acquire from the Acquiree Shareholders, all of the Acquiree Interests, in exchange for the issuance of 520,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock, to the Acquiree Shareholders the “Acquiror Shares”), which Acquiror Shares shall, upon conversion into 102,000,000 shares of common stock of the Acquiror, constitute approximately 85.84% on a fully diluted basis of the issued and outstanding shares of Acquiror Common Stock immediately after the closing of the transactions contemplated herein, in each case, on the terms and conditions as set forth in the Agreement. For accounting purposes, the Share Exchange was treated as an acquisition of Acquiror and a recapitalization of Acquiree. Acquiree is the accounting acquirer, and the result is of its operations carryover. On the Closing Date, Acquiror Principal Shareholder entered into a Spin Off Agreement with the Company for the sale of the existing wholly owned Vapir, Inc. subsidiary of the Company in exchange for Acquiror Principal Shareholder’s 36,309,768 shares of Common Stock. The Spin Off Agreement closed on April 14, 2018. The Company recognized the disposition of the Vapir business on the date of merger.

As a result of the Exchange Agreement, for financial statement reporting purposes, the business combination between the Company and Acquiree has been treated as a reverse acquisition and recapitalization with the Acquiree deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB ASC Section 805-10-55. At the time of the Exchange Agreement, both the Company and Acquiror have their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the Exchange Agreement are those of the Acquiree and are recorded at the historical cost basis of the Acquiree. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of the Acquiree which are recorded at historical cost. The results of operations of the Company are consolidated with results of operations of the Acquiree starting on the date of the Exchange Agreement. The equity of the consolidated entity is the historical equity of Gratitude Subsidiary retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition.

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

Results of Operations

For the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017

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

Net Revenues

As previously stated, the Company began operations on September 14, 2017. For the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017, the Company generated revenues from the sales of ready to drink beverages amounted to $18,672 and $0, respectively.

Cost of Sales

The primary components of cost of sales include the cost of the product, production cost and shipping fees. For the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017, the Company’s cost of sales amounted to $15,588 and $0, respectively. For the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017, gross profit margins were at 17% and 0%, respectively.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017 were $988,166 and $89,488, respectively. The increase in operating expenses of $898,678 was primarily attributable to an increase in compensation of $286,274 due to increase in number of employees, increase in professional and consulting fees of $431,511 primarily related to increase in stock-based consulting fees, accounting and legal expenses and increase in general and administrative expenses of $180,893 for the year ended December 31, 2018 due to increase in travel expenses, license fees, inventory spoilage expense and office expenses. Total operating expenses for the period from inception (September 14, 2017) to December 31, 2017 was $89,488 and was primarily related to compensation of $53,000 to our CEO and COO and stock based compensation through the issuance of preferred stock to our founders.

Other Income (Expense), net

Interest expense, net for the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017 was $33,518 and $6,936, respectively primarily related to interest expense and amortization of debt discount in connection with convertible notes which were paid off during fiscal 2018.

Net loss

Our net loss for the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017 was $1,018,600 and $96,424, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

For the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017

The following table provides detailed information about our net cash flows:

	For the Year Ended December 31, 2018	For the period from inception (September 14, 2017) to December 31, 2017
Cash Flows
Net cash used in operating activities	$(758,859)	$(70,519)
Net cash used in investing activities	(36,348)	(14,000)
Net cash provided by financing activities	834,655	105,345
Net change in cash	$39,448	$20,826

We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2018. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017

Cash used in operating activities for the year ended December 31, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(758,859) consisted of a net loss of $(1,018,600). The net loss was partially offset by reconciliation of depreciation of $12,083, amortization of debt discount of $29,703, inventory write-off of $22,648, stock-based compensation of $234,000 offset by net changes in operating assets and liabilities of $16,045 primarily from an increase in accounts receivable, inventory and prepaid expenses offset by the increase in accounts payable and accrued expenses, accrued salaries and related payroll liabilities, and decrease in advances to suppliers. Cash used in operating activities for the period from inception (September 14, 2017) to December 31, 2017 was $(70,519) and consisted of a net loss of $(96,424) offset by reconciliation of primarily stock-based compensation of $15,000, amortization of debt discount of $5,281 and increase in accounts payable and accrued expenses of $16,046 offset by increase in advances to suppliers of $11,200.

Investing Activities

For the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017

For the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017, we used cash in investing activities of $36,348 and $14,000, respectively, consisting of purchases of equipment and property.

Financing Activities

For the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017

For the year ended December 31, 2018 we received net proceeds from issuance of convertible notes of $120,000 and we raised $715,000 from the sale of our preferred stocks offset by repayment of an advance to our CEO of $345. For the period from inception (September 14, 2017) to December 31, 2017 we received proceeds from related party advances of $345 and proceeds from issuance of convertible notes of $105,000.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2018 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.   We believe the critical accounting policies in Note 2 to the consolidated financial statements appearing in our audited financial statements for the year ended December 31, 2018 included in this form 10-K, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenue Recognition

We revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s performance obligations are satisfied at the point in time when products are shipped or delivered to the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, our contracts have a single performance obligation (shipment of product). We primarily receive fixed consideration for sales of product.

Item 8.	Financial Statements and Supplementary Data

 GRATITUDE HEALTH, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

December 31, 2018

GRATITUDE HEALTH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

CONTENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2018 and 2017	F-4

Consolidated Statements of Operations - For the Year Ended December 31, 2018 and For the Period From Inception (September 14, 2017) to December 31, 2017	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - For the Year Ended December 31, 2018 and For the Period From Inception (September 14, 2017) to December 31, 2017	F-6

Consolidated Statements of Cash Flows – For the Year Ended December 31, 2018 and For the Period From Inception (September 14, 2017) to December 31, 2017	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Gratitude Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gratitude Health, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018 and period from September 14, 2017 (Inception) through December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and period from September 14, 2017 (Inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2018.   Palm Beach Gardens, Florida

March 22, 2019

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$60,274	$20,826
Accounts receivable	9,432	-
Inventory	60,116	-
Prepaid expenses and other current assets	8,939	-
Advance to supplier	-	11,200

Total Current Assets	138,761	32,026

OTHER ASSETS:
Property and equipment, net	37,487	13,222
Deposit	6,828	-

Total Other Assets	44,315	13,222

TOTAL ASSETS	$183,076	$45,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$69,867	$16,046
Accrued salaries and related payroll liabilities	21,745	-
Convertible notes payable, net of debt discount	-	100,289
Due to related party	-	345

Total Current Liabilities	91,612	116,680

Total Liabilities	91,612	116,680

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock $0.001 par value: 20,000,000 shares authorized;
Convertible Series A Preferred stock ($0.001 Par Value; 520,000 Shares Authorized; 520,0000 shares and none issued and outstanding as of December 31, 2018 and 2017, respectively)	520	-
Convertible Series B Preferred stock ($0.001 Par Value; 500,000 Shares Authorized; 500,000 shares issued and outstanding as of December 31, 2018 and 2017)	500	500
Convertible Series C Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 2,250 shares and none issued and outstanding as of December 31, 2018 and 2017, respectively)	2	-
Common stock $0.001 par value: 300,000,000 shares authorized; 16,832,065 and none shares issued and outstanding as of December 31, 2018 and 2017, respectively.	16,832	-
Common stock to be issued (2,600,000 and none shares as of December 31, 2018 and 2017, respectively)	2,600	-
Additional paid-in capital	1,186,034	24,492
Accumulated deficit	(1,115,024)	(96,424)

Total Stockholders’ Equity (Deficit)	91,464	(71,432)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$183,076	$45,248

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period from inception
	For the year ended	(September 14, 2017) to
	December 31, 2018	December 31, 2017

Net revenues	$18,672	$-

Cost of sales	15,588	-

Gross profit	3,084	-

OPERATING EXPENSES:
Compensation and related cost	339,274	53,000
Professional and consulting expenses	448,868	17,357
General and administrative	200,024	19,131

Total Operating Expenses	988,166	89,488

LOSS FROM OPERATIONS	(985,082)	(89,488)

OTHER EXPENSE:
Interest income	9	-
Interest expense	(33,527)	(6,936)

Other expense	(33,518)	(6,936)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,018,600)	(96,424)

Provision for income taxes	-	-

NET LOSS	$(1,018,600)	$(96,424)

NET LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.00)
Diluted	$(0.04)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	28,359,343	-
Diluted	28,359,343	-

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2018 and for the Period from September 14, 2017 (Inception) to December 31, 2017

									Common				Total
	SERIES A		SERIES B		SERIES C				Stock -		Additional		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Unissued		Paid-in	Accumulated	(Equity)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, inception	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of preferred stock to founders	-	-	500,000	500	-	-	-	-	-	-	14,500	-	15,000

Debt discount in connection with the issuance of stock warrants	-	-	-	-	-	-	-	-	-	-	9,992	-	9,992

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(96,424)	(96,424)

Balance, December 31, 2017	-	-	500,000	500	-	-	-	-	-	-	24,492	(96,424)	(71,432)

Recapitalization of the Company	-	-	-	-	-	-	53,141,833	53,142	-	-	(76,117)	-	(22,975)

Cancellation of shares	-	-	-	-	-	-	(36,309,768)	(36,310)	-	-	36,310	-	-

Issuance of preferred stock for cash	20,000	20	-	-	2,250	2	-	-	-	-	451,978	-	452,000

Issuance of preferred stock for cash and conversion of notes payable and accrued interest	500,000	500	-	-	-	-	-	-	-	-	507,979	-	508,479

Unissued common stock for services	-	-	-	-	-	-	-	-	2,600,000	2,600	231,400	-	234,000

Debt discount in connection with the issuance of stock warrants	-	-	-	-	-	-	-	-	-	-	9,992	-	9,992

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(1,018,600)	(1,018,600)

Balance, December 31, 2018	520,000	$520	500,000	$500	2,250	$2	16,832,065	$16,832	2,600,000	$2,600	$1,186,034	$(1,115,024)	$91,464

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from inception
	For the year ended	(September 14, 2017) to
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,018,600)	$(96,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,083	778
Amortization of debt discount	29,703	5,281
Inventory write-off	22,648	-
Stock-based compensation	234,000	15,000
Change in operating assets and liabilities:
Accounts receivable	(9,432)	-
Inventory	(82,764)	-
Prepaid expenses and other current assets	(8,939)	-
Advance to supplier	11,200	(11,200)
Deposit	(6,828)	-
Accounts payable and accrued expenses	36,325	16,046
Accrued salaries and related payroll liabilities	21,745	-

NET CASH USED IN OPERATING ACTIVITIES	(758,859)	(70,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(36,348)	(14,000)

NET CASH USED IN INVESTING ACTIVITIES	(36,348)	(14,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from issuance of notes payable, net of issuance cost	120,000	105,000
Net proceeds received from issuance of preferred stock	715,000	-
Advance from related parties	-	345
Repayments on advances from related parties	(345)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	834,655	105,345

NET INCREASE IN CASH	39,448	20,826

CASH, beginning of period	20,826	-

CASH, end of period	$60,274	$20,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for conversion of notes payable and accrued interest	$245,479	$-
Assumption of liabilities in connection with the reverse merger	$22,975	$-

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 1 - Organization and Operations

Gratitude Health, Inc., (the “Company”, formerly Vapir Enterprises, Inc.) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. On March 26, 2018, the Company merged with Gratitude Health Inc. (“Gratitude Subsidiary”), a private company incorporated in Florida on September 14, 2017, in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange. The consolidated financial statements are those of Gratitude Subsidiary (the accounting acquirer) prior to the merger and reflect the consolidated operations of the Company (the legal acquirer) from the date of the merger (see Note 8). The equity of the consolidated entity is the historical equity of Gratitude Subsidiary retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition. The Company’s former business was focused on inventing, developing and producing aromatherapy devices and vaporizers before the merger. The Company is now engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements present the consolidated financial statements of the Company and its wholly-owned subsidiary as of December 31, 2018. All intercompany transactions and balances have been eliminated.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of deferred tax assets, useful life of property and equipment, inventory reserves, and valuation of debt discounts.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company held no cash equivalents as of December 31, 2018 and 2017. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2018 and 2017, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value measurements and fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, accounts receivable, advance to supplier, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. The Company did not record any allowance for slow moving inventory as of December 31, 2018.

Advances to suppliers

Advances to a supplier represents the cash paid in advance for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of December 31, 2018 and 2017, advances to the Company’s major supplier amounted to $0 and $11,200, respectively. Upon shipment of the purchased inventory, the Company reclassifies or records such advances to the supplier into inventory.

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

Revenue Recognition

On January 1, 2018, the Company adopted the Accounting Standard Codification (“ASC”) Topic 606 and the related amendments Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s performance obligations are satisfied at the point in time when products are shipped or delivered to the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product.

Cost of Sales

The primary components of cost of sales include the cost of the product, production cost and shipping fees.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in general and administrative expenses as incurred. Shipping costs included in general and administrative expense were $1,500 and $0 for the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017, respectively.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $13,089 and $0 for the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017, respectively, and was included in general and administrative expenses.

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

The potentially dilutive common stock equivalents during the year ended December 31, 2018 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations for the period from inception (September 14, 2017) to December 31, 2017.

For the period from inception (September 14, 2017) to December 31, 2017
Numerator:
Net loss	$(96,424)

Denominator:
Weighted-average shares of common stock	-
Dilutive effect of convertible instruments	74,000,000
Diluted weighted-average of common stock	74,000,000
Net income (loss) per common share from:
Basic	$(0.00)
Diluted	(0.00)

The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2018	December 31, 2017
Common stock equivalents:
Stock warrants	-	12,000,000
Stock options	1,940,000	-
Convertible notes payable	-	12,000,000
Convertible Preferred Stock	111,000,000	50,000,000
Total	112,940,000	74,000,000

Recent accounting pronouncements

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

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

Note 3 - Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company has an accumulated deficit of approximately $1,115,000 at December 31, 2018, and incurred a net loss of approximately $1,019,000 and net cash used in operating activities of approximately $759,000 for the year ended December 31, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenues. Currently, management is seeking capital to implement its business plan and generate sufficient revenues. There is no guarantee that the Company will be able to raise sufficient capital or generate a level of revenues to sustain its operations.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Inventory

Inventory consisted of the following:

	December 31, 2018	December 31, 2017

Finished goods	$39,984	$-
Raw materials	20,132	-
	$60,116	$-

At December 31, 2018, inventory held at third party locations amounted to $60,116. During the year ended December 31, 2018, the Company wrote down inventory for spoilage of $22,648 which is included in general and administrative expenses on the statements of operations.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated life	As of December 31, 2018	As of December 31, 2017

Molding Tool equipment	3 years	$30,592	$14,000
Packing equipment	3 years	19,756	-
Less: Accumulated depreciation		(12,861)	(778)
		$37,487	$13,222

Depreciation expense amounted to $12,083 and $778 for the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017, respectively.

Note 6 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2018	December 31, 2017

Convertible notes payable	$-	$120,000
Debt discount	-	(19,711)
Total convertible notes payable	$-	$100,289

Between October 2017 to December 2017, the Company issued 12% convertible notes payable of $120,000 and 5 year warrants to acquire an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The notes were due one year from the date of issuance. The annual interest rate for the notes were 12%. The notes were convertible any time after the issuance date of the note at $0.01 per share. The Company accounted for the warrants by using the relative fair value method. The debt discount consisted of relative fair value of the warrants of $9,992 using a Black-Scholes model with the following assumptions: dividend yield of zero, years to maturity of 5.00, a risk free rate of 2.00%, and expected volatility of 200% using volatilities of similar companies. The Company also paid financing costs of $15,000 in connection with these notes which was initially recorded as debt discount and was amortized over the term of these notes.

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

In connection with the merger, the Company entered into a Surrender and Exchange Agreement with these note holders whereby the note holders agreed to surrender the 12% convertible notes including accrued interest of $5,479 and the total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holders in exchange for Series A Preferred Stock. Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018 (see Note 8). Accordingly, the Company fully amortized the debt discount of $29,703 for the year ended December 31, 2018 and such 24,000,000 warrants granted by Gratitude Subsidiary were cancelled as of December 31, 2018. As of December 31, 2018, principal amount of the notes and accrued interest outstanding was $0.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 7 - Related Party Transactions

The Company’s chief executive officer, Mr. Roy Warren, from time to time, provided advances to the Company for working capital purposes. At December 31, 2018, and December 31, 2017, the Company had a payable to the officer of $0 and $345. These advances were short-term in nature and non-interest bearing.

In connection with the Exchange Agreement (see Note 8), the Company issued 500,000 shares of Series B Preferred Stock to the founders who are the CEO and COO of the Company.

In April 2018, the Company granted 100,000 shares of the Company’s common stock to the son of the CEO of the Company for services rendered (see Note 8). The Company valued these common shares at the fair value of $9,000 or $0.09 per common share based on the closing trading price on the date of grant. The Company recorded stock-based compensation of $9,000 during the year ended December 31, 2018. These shares were to be issued as of December 31, 2018.

Note 8 - Stockholders’ Equity (Deficit)

Shares Authorized

The authorized capital of the Company consists of 300,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

Preferred stock

On March 19, 2018, the Company designated 520,000 shares of Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share of Series A Preferred Stock and the conversion price of $0.10 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The holders of the Series A Preferred Stock shall not possess any voting rights. The Series A Preferred Stock does not contain any redemption provision. The Series A Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On March 19, 2018, the Company designated 500,000 shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share of Series B Preferred Stock and conversion price of $0.10 per share of common stock, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The Series B Preferred Stock votes with the common stock on a fully as converted basis. The Series B Preferred Stock does not contain any redemption provision. The Series B Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On August 1, 2018, the Company designated 1,000 shares of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $200 per share of Series C Preferred Stock and conversion price of $0.05 per share of common stock, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise. The Series C Preferred Stock votes with the common stock on a fully as converted basis. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing. In October 2018, the Board of Directors of the Company approved and authorized an amendment to increase the number of designated authorized shares of the Series C preferred stock from 1,000 to 2,500 shares.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 8 - Stockholders’ Equity (Deficit) (continued)

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

Effective March 26, 2018, the Company acquired all the issued and outstanding shares of the Acquiree pursuant to the Exchange Agreement and the Acquiree became the Company’s wholly-owned subsidiary. As a result of the Exchange Agreement, for financial statement reporting purposes, the business combination between the Company and Acquiree has been treated as a reverse acquisition and recapitalization with the Acquiree deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. At the time of the Exchange Agreement, both the Company and Acquiror have their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the Exchange Agreement are those of the Acquiree and are recorded at the historical cost basis of the Acquiree. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of the Acquiree which are recorded at historical cost. The results of operations of the Company are consolidated with results of operations of the Acquiree starting on the date of the Exchange Agreement. The equity of the consolidated entity is the historical equity of Gratitude Subsidiary retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition.

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

In March 2018, in connection with the Exchange Agreement, the Company issued 500,000 Series A Preferred Stock for a purchase price of (i) $3,000 cash, (ii) the satisfaction of the convertible notes including accrued interest of $5,479 and total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holder pursuant to the Surrender and Exchange Agreement, (see Note 6) (iii) $260,000 additional funding in cash after the closing of an Exchange Agreement which is recorded as subscription receivable and (iv) the surrender and cancellation of certain notes and warrants owed by the Company prior to the merger pursuant to the Surrender and Exchange Agreement dated in March 2018 for a principal amount of $172,500 and accrued interest of $76,157. The subscription receivable of $260,000 was collected in April 2018. Such surrender of notes and warrants were done in connection with the Exchange Agreement which closed on March 26, 2018.

In connection with the Exchange Agreement, the Company issued 500,000 shares of Series B Preferred Stock to the founders who are the CEO and COO of the Company.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 8 - Stockholders’ Equity (Deficit) (continued)

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

In December 2018, the Company sold 750 shares of Series C Preferred stock for total proceeds of $150,000.

Common Stock

In connection with the Exchange Agreement, the Company is deemed to have issued 53,141,833 shares of common stock which represents the outstanding common shares of the Company prior to the closing of the Merger.

In connection with the Spin Off Agreement which closed on April 14, 2018, the Company cancelled the 36,309,768 shares.

In April 2018, the Company granted an aggregate of 2,600,000 shares of the Company’s common stock to various consultants and service providers for services rendered. The Company valued these common shares at the fair value of $234,000 or $0.09 per common share based on the closing trading price on the date of grant. The Company recorded stock-based compensation of $234,000 during the year ended December 31, 2018. In connection with these transactions, there were 2,600,000 shares of common stock to be issued as of December 31, 2018.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2018 and changes during the period presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	12,000,000	$0.02	4.85
Granted	12,000,000	0.02	5.00
Cancelled	(24,000,000)	0.10	4.70
Balance at December 31, 2018	-	$-	-
Warrants exercisable at December 31, 2018	-	$-	-
Weighted average fair value of warrants granted during the year ended December 31, 2018		$0.001

In March 2018 in connection with the merger, the Company entered into Surrender and Exchange Agreements with note holders whereby the note holders agreed to surrender the 12% convertible notes including accrued interest of $5,479 and a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holders. Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018 (see Note 6).

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 8 - Stockholders’ Equity (Deficit) (continued)

Common Stock Options

Stock option activity for the year ended December 31, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	-	-	-	-
Recapitalization on March 26, 2018	1,940,000	0.10	2.80	-
Balance at December 31, 2018	1,940,000	0.10	2.79	-
Options exercisable at December 31, 2018	1,940,000	$0.10	2.04	$-

As of December 31, 2018, all outstanding options are fully vested and there were $0 unrecognized compensation expense in connection with unvested stock options.

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

The minimum royalty shall be paid in advance on a quarterly basis for each year in which this License Agreement is in effect. The first minimum royalty payment shall be due on March 31st, 2018 and shall be in the amount of $5,000. The minimum royalty for a given year shall be due in advance and shall be paid in quarterly installments on March 31, June 30, September 30, and December 31 for the following quarters. As of December 31, 2018, the Company has accrued royalty of $10,000 which is included in accounts payable and accrued expenses on the consolidated balance sheets.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 9 - Commitments and Contingencies (continued)

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

Future minimum rental payments required under operating leases are as follows:

2019	$26,238
2020	27,024
2021	13,710
$66,972

Note 10 - Concentrations of Revenue and Supplier

During the year ended December 31, 2018, beverage sales to a customer represented approximately 99% of the Company’s net sales. There was no revenues generated during the period from inception (September 14, 2017) to December 31, 2017.

As of December 31, 2018, accounts receivable from one customer represented approximately 98% of total accounts receivable. There was no accounts receivable as of December 31, 2017.

The Company purchased inventories and products from two vendors totaling approximately $65,900 (45% of the purchases at 12% and 33%). There was no purchases during the period from inception (September 14, 2017) to December 31, 2017.

Note 11 - Income Taxes

The Company has incurred aggregate net operating losses of approximately $834,656 for income tax purposes as of December 31, 2017. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2037. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes were as follows:

	Year Ended December 31, 2018	Period from September 14, 2017 (inception) to December 31, 2017
Income tax benefit at U.S. statutory rate of 21%	$(213,906)	$(20,249)
Non-deductible expenses	55,378	3,500
Increase in valuation allowance	158,528	16,749
Total provision for income tax	$-	$-

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2018

Note 11 - Income Taxes (continued)

The Company’s approximate net deferred tax asset was as follows:

Deferred Tax Asset:	December 31, 2018	December 31, 2017
Net operating loss carryforward	$175,277	$16,749
Valuation allowance	(175,277)	(16,749)
Net deferred tax asset	$-	$-

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $158,528 in fiscal 2018. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of the recent tax law and ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.  The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 12 - Subsequent events

On February 13, 2019, the Company issued an unsecured promissory note for principal borrowings of $50,000. The 10% promissory note and all accrued interest were due on February 22, 2019. Any amount of principal or interest on this promissory note which was not paid when due shall bear interest at the rate of 20% per annum from the due date. In March 2019, this note was repaid in full using proceeds from the issuance of convertible notes as discussed below.

On March 7, 2019, the Company closed a financing transaction by entering into a Securities Purchase Agreement (the “ Securities Purchase Agreement ”) with an accredited investor for purchase of a promissory note (the “Note” and with other notes issued under the Securities Purchase Agreement, the “Notes”) an aggregate principal amount of $275,000 and gross cash proceeds of $250,000 (out of an aggregate of up to $550,000 principal amount of Notes representing $1.10 of note principal for each $1.00 of proceeds which can be purchased in subsequent closings in minimum amounts of $25,000). The Notes are convertible into common stock of the Company at a $0.05 conversion price, which is subject to standard anti-dilution adjustments and price protection, whereby upon any issuance of securities of the Company at a price below $0.05, the conversion price of the Notes is adjusted to the new lower issuance price. The Notes have a term of one year from the date of issuance. The Company received gross proceeds of $250,000 of which $50,000 was used to pay the promissory note issued in February 2019 (see above).

The Securities Purchase Agreement contains customary and usual provisions for a transaction of this type including, but not limited to, representations and warranties by the Company regarding its business and financial condition and jurisdiction and choice of governing law in New York. Under the Securities Purchase Agreement, for three years from the closing date, each Purchaser that still owns outstanding Securities shall have the right to participate in any Subsequent Financing up to an amount equal to 100% of the Subsequent Financing, on the same terms, conditions and price provided for in the Subsequent Financing. The Purchasers also are granted piggyback registration rights on all future registration statements. During the Protection Period (as defined in the Securities Purchase Agreement), there are prohibitions limiting the ability to issue any variable rate debt or equity instruments (or enter into an agreement which has a variable rate feature for the purchase price of any such instrument) and for so long as there Shares outstanding, the investors holders have most favored nations protection for future issuances of securities as well as there being certain prohibitions against issuance of indebtedness by the Company. The Company shall also reserve the number of shares of stock at all times for issuance into which the Notes can be converted.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and Chief Financial Officer have assessed our internal control over financial reporting as of December 31, 2018. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting (“ICFR”) – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Management has determined that the ICFR was not effective due to the material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2018, that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position	Commencement of Service As Officer/Director
Roy G. Warren	64	Chairman and CEO and Director	2018
Andrew Schamisso	56	President and COO	2018
Jack Shea	69	Director	2018
Mike Edwards	59	Director	2018
Bruce Zanca	58	Director	2018

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

Andrew Schamisso, President and COO

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

Mike Edwards, Independent Director

Mike Edwards, who is the current owner of Car Pro Auto Spa in Stuart, Florida, a position he has held since 2008, is a self-motivated, results-oriented entrepreneur and has extensive executive and marketing professional experience with over 26 years in business development, promotion, strategic planning, and finance. He previously worked as the Executive Vice President of International Sales and Marketing at the Bravo Brands International Corporation, an international functional drink marketing firm operational in the Americas, Australia, Europe, and Asia. He also has more than two decades of experience in private financial banking.

Mr. Edwards also worked as an Executive for Peregrine Enterprises, a market research company that provided custom study design and implementation for a wide range of Fortune 500 clients. He holds a Bachelor of Science degree from Florida State University, and has completed training in market research, banking, sales management, commercial lending, and credit analysis. He also served in the United States Navy Reserve as a Lieutenant for five years. Mr. Edwards is suited to sit on the Company’s board due to his experience in private financial banking and his industry experience with Bravo Brands.

Bruce Zanca, Independent Director

Over the course of a career spanning more than 30 years, Bruce Zanca has developed a core competency in building award-winning “earned media campaigns” for companies to gain positive exposure in broadcast, print, and social media. He worked as a “C-Suite” communications executive at four publicly traded businesses; assisting three companies to complete initial public offerings and helping to bring one public company private. He served as a White House spokesperson and communications advisor for three presidential administrations. He has lead teams of PR experts to win numerous awards including four American Business Awards “Stevies” and a Telly award for video production.  Bankrate, Inc (NASDAQ:RATE) in July 2004 Bruce Zanca joined Bankrate as Senior Vice President/Chief Marketing Communications Office. Among Zanca’s other responsibilities is managing the company’s communications and investor relations efforts. In July 2011 Bankrate once again became a public company by making an initial public offering New York Stock Exchange. (NYSE: RATE) Zanca continued to manage the company’s investor relations programs until he retired from the company as of December 31, 2014. Since he has retired, he has headed Zanca PR & Corporate Communications, a public relations and corporate communications firm, which has the ability to lead the public opinion for all aspects of external communications: Investor Relations, television including the major television networks and news shows (CNN, MSNBC, CSPAN, Fox News, etc.), internet, social media, and print.  In 2011 Bruce J Zanca was recruited and elected as a board member/director to the charity Scenarios USA, (501(c)(3)). He was elected chairman of the board in 2013 and served in that position until his term ended at the end of 2015. Founded in 1999, scenarios usa is a national non-profit organization that uses writing and film to foster youth leadership, advocacy and self-expression in students across the country with a focus on marginalized populations and underserved communities. The Company believes that Mr. Zanca has the qualifications to act as a director for the Company due to his public relations and public company experience.

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

Board Oversight in Risk Management

Our Chief Executive Officer, who is our principal executive officer, also serves as Chairman of the Board of Directors, and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our Company faces. Because our Board includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Section 16(a) Beneficial Ownership Reporting Compliance

Not disclosed herein.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the year ended December 31, 2018 and for the period from inception (September 14, 2017) to December 31, 2017.

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal year 2018 and for the period from inception (September 14, 2017) to December 31, 2017 (“2017”);

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2018 and 2017 whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018. Compensation information is shown for the fiscal year ended December 31, 2018:

2018 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Roy Warren	2018	$106,173	$—	$—	$—	$—	$106,173
Chief Executive Officer (1)	2017	$20,000	$—	$7,500	$—	$—	$27,500
Andrew Schamisso	2018	106,054	—	—	—	—	$106,054
Chief Operating Officer (2)	2017	$18,000	$—	$7,500	$—	$—	$25,500

(1)	Mr. Warren was appointed as Chief Executive Officer, Chief Financial Officer and a director on March 29, 2018. We have no employment agreement with Mr. Warren.

(2)	Mr. Schamisso was appointed as President and Chief Operating Officer on March 29, 2018. We have no employment agreement with Mr. Schamisso.

Employment Agreement with Executives

We have not entered into employment agreements with our officers and directors. Additionally, we have not approved any retirement benefit plan, termination or severance provisions for any of our named executive officers.

Outstanding Equity Awards at December 31, 2018

On September 23, 2010, the Company’s board of directors adopted, and the Company’s stockholders approved the Equity Incentive Plan (the “Plan”), which covers 5,000,000 shares of common stock.  The purpose of the Plan is to advance the interests of the Company by enhancing the ability of the Company to (i) attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries; (ii) reward such persons for such contributions; and (iii) encourage such persons or entities to take into account the long-term interest of the Company through ownership of shares of the Company’s common stock, par value $0.0001 per share. The Plan became effective on September 23, 2010 and will terminate on September 23, 2020.

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

On January 12, 2016, the Company granted an aggregate of 2,480,000 five year options to purchase shares of common stock to the former CEO of the Company and six former employees of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 2,480,000 options were valued on the grant date at approximately $0.35 per option or a total of $728,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading prices on the date of grant), volatility of 286% (based from volatilities of similar companies), expected term of 5 years, and a risk-free interest rate of 1.55%. In March, August, and September of 2016, 40,000, 100,000, and 400,000, respectively, of these unvested options were forfeited due to the termination of employees. There remains 1,940,000 options which are fully vested upon the change of ownership as of December 31, 2018.

Outstanding Equity Awards at 2018 Fiscal Year-End For Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of December 31, 2018, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Roy Warren	—	—	—	—	—	—	—	—	—
Andrew Schamisso	—	—	—	—	—	—	—	—	—

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 22, 2019 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

Combined Common Stock and Series A, Series B and Series C Preferred Stock on an as Converted Basis

Name and Address	Beneficial Ownership	Percentage of Class (1)

Officers and Directors
Roy G. Warren, 11770 US Highway One, suite E303, Palm Beach Gardens, FL 33408 (1)	25,000,000	19.16%
Andrew Schamisso, 11770 US Highway One, suite E303, Palm Beach Gardens, FL 33408 (1)	25,000,000	19.16%

All officers/directors as a group (2 persons)	50,000,000	38.32%
Alpha Capital Anstalt, Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein (2)	13,030,163	9.99%

(1)	Based on shares of common stock outstanding and common stock issuable of 130,432,065 shares as of March 22, 2019 assuming all shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were converted. All shares owned by Messrs. Warren and Schamisso are in the form of Series B Preferred Stock which is convertible into common stock in a ratio of 100 shares of common stock for each share of preferred stock converted. The Series B Preferred Stock votes with the common stock on a fully as converted basis.

(2)	Based on footnote (1) with regard to the 9.99% beneficial ownership limitation, the number of shares issuable upon conversion would be limited to 13,030,163. Konrad Ackermann is the director of Alpha Capital Anstalt.

Series A Preferred Stock

Name and Address	Beneficial Ownership	Percentage of Class (1)

Alpha Capital Anstalt, Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein	490,000	94.23%

(1)	Based on 520,000 shares of Series A Preferred Stock issued and outstanding as of March 22, 2019. The Series A Preferred Stock is nonvoting and contains blocker provisions such that the Preferred Shares held by a holder shall not be convertible by such Holder to the extent (but only to the extent) that such Holder or any of its affiliates would beneficially own in excess of 9.99% of the Common Stock. Konrad Ackermann is the director of Alpha Capital Anstalt.

Series B Preferred Stock

Name and Address	Beneficial Ownership	Percentage of Class (1)

Roy G. Warren	250,000	50%
Andy Schamisso	250,000	50%
Officers and directors as a group	500,000	100%

Series C Preferred Stock

Name and Address	Beneficial Ownership	Percentage of Class (1)

Alpha Capital Anstalt, Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein	2,250	100.00%

(1)	Based on 2,250 shares of Series C Preferred Stock issued and outstanding as of March 22, 2019. The Series C Preferred Stock is convertible into common stock in a ratio of 4,000 shares of common stock for each share of preferred stock converted. The Series C Preferred Stock votes with the common stock on a fully as converted basis. The Series C Preferred Stock contains blocker provisions such that the Preferred Shares held by a holder shall not be convertible by such Holder to the extent (but only to the extent) that such Holder or any of its affiliates would beneficially own in excess of 9.99% of the Common Stock. Konrad Ackermann is the director of Alpha Capital Anstalt.

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

Related Party Transactions

Our chief executive officer, Mr. Roy Warren, from time to time, provided advances to us for working capital purposes. At December 31, 2018, and December 31, 2017, we had a payable to the officer of $0 and $345. These advances were short-term in nature and non-interest bearing.

In connection with the Exchange Agreement, we issued 500,000 shares of Series B Preferred Stock to the founders who are the CEO and COO of the Company.

In April 2018, we granted 100,000 shares of the Company’s common stock to the son of our CEO for services rendered. The Company valued these common shares at the fair value of $9,000 or $0.09 per common share based on the closing trading price on the date of grant. The Company recorded stock-based compensation of $9,000 during the year ended December 31, 2018. These shares were to be issued as of December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years ended December 31, 2018 and 2017 were:

	Year Ended December 31, 2018	For the Period Ended December 31, 2017
Audit fees	$28,582	$21,367
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$28,582	$21,367

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

Gratitude Health, Inc.

Date: March 25, 2019	By:	/s/ Roy G. Warren
Roy G. Warren
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy G. Warren
Roy G. Warren	CEO, Chairman and Director	March 25, 2019

/s/ Andy Schamisso
Andy Schamisso	President and COO	March 25, 2019

/s/ Jack Shea
Jack Shea	Director	March 25, 2019

/s/ Mike Edwards
Mike Edwards	Director	March 25, 2019

/s/ Bruce Zanca
Bruce Zanca	Director	March 25, 2019