Form 10-Q
period 2019-03-31
Gratitude Health, Inc.
filed 2019-05-13
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2019, there were 16,832,065 shares of common stock, par value $0.001, outstanding.

GRATITUDE HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2019

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

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$102,482	$60,274
Accounts receivable	96	9,432
Inventory	57,355	60,116
Prepaid expenses and other current assets	10,718	8,939

Total Current Assets	170,651	138,761

OTHER ASSETS:
Property and equipment, net	33,291	37,487
Operating lease right-of-use assets, net	57,659	-
Deposit	6,828	6,828

Total Other Assets	97,778	44,315

TOTAL ASSETS	$268,429	$183,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$89,330	$69,867
Accrued salaries and related payroll liabilities	11,104	21,745
Convertible note payable, net of debt discount	231,814	-
Operating lease liabilities, current portion	23,769	-

Total Current Liabilities	356,017	91,612

Long-term liabilities:
Operating lease liabilities, less current portion	34,533	-
Total Liabilities	390,550	91,612

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock $0.001 par value: 20,000,000 shares authorized;
Convertible Series A Preferred stock ($0.001 Par Value; 520,000 Shares Authorized; 520,0000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	520	520
Convertible Series B Preferred stock ($0.001 Par Value; 500,000 Shares Authorized; 500,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	500	500
Convertible Series C Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 2,250 shares and none issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	2	2
Common stock $0.001 par value: 300,000,000 shares authorized; 16,832,065 and none shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	16,832	16,832
Common stock to be issued (2,600,000 and none shares as of March 31, 2019 and December 31, 2018, respectively)	2,600	2,600
Additional paid-in capital	1,199,784	1,186,034
Accumulated deficit	(1,342,359)	(1,115,024)

Total Stockholders’ Equity (Deficit)	(122,121)	91,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$268,429	$183,076

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018

Net revenues	$193	$-

Cost of sales	943	-

Gross loss	(750)	-

OPERATING EXPENSES:
Compensation and related cost	104,141	41,300
Professional and consulting expenses	56,956	67,166
General and administrative	61,015	17,520

Total Operating Expenses	222,112	125,986

LOSS FROM OPERATIONS	(222,862)	(125,986)

OTHER EXPENSE:
Interest expense	(4,473)	(33,527)

Other expense	(4,473)	(33,527)

LOSS BEFORE PROVISION FOR INCOME TAXES	(227,335)	(159,513)

Provision for income taxes	-	-

NET LOSS	$(227,335)	$(159,513)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	19,432,051	51,979,319

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	SERIES A		SERIES B		SERIES C				Common Stock -		Additional			Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Unissued		Paid-in	Subscription	Accumulated	(Equity)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2018	520,000	$520	500,000	$500	2,250	$2	16,832,065	$16,832	2,600,000	$2,600	$1,186,034	$-	$(1,115,024)	$91,464

Beneficial conversion feature in connection with the issuance of convertible note payable	-	-	-	-	-	-	-	-	-	-	13,750		-	13,750

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(227,335)	(227,335)

Balance, March 31, 2019	520,000	$520	500,000	$500	2,250	$2	16,832,065	$16,832	2,600,000	$2,600	$1,199,784	$-	$(1,342,359)	$(122,121)

	SERIES A		SERIES B		SERIES C				Common Stock -		Additional			Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Unissued		Paid-in	Subscription	Accumulated	(Equity)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2017	-	$-	500,000	$500	-	$-	-	$-	-	$-	$24,492	$-	$(96,424)	$(71,432)

Recapitalization of the Company	-	-	-	-	-	-	53,141,833	53,142	-	-	(76,117)	-	-	(22,975)

Issuance of preferred stock for cash	20,000	20	-	-	-	-	-	-	-	-	1,980	-	-	2,000

Issuance of preferred stock for cash and conversion of notes payable and accrued interest	500,000	500	-	-	-	-	-	-	-	-	507,979	(260,000)	-	248,479

Debt discount in connection with the issuance of stock warrants	-	-	-	-	-	-	-	-	-	-	9,992	-	-	9,992

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(159,513)	(159,513)

Balance, March 31, 2018	520,000	$520	500,000	$500	-	$-	53,141,833	$53,142	-	$-	$468,326	$(260,000)	$(255,937)	$6,551

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(227,335)	$(159,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,196	1,305
Amortization of ROU	5,907	-
Amortization of debt discount	3,039	29,703
Change in operating assets and liabilities:
Accounts receivable	9,336	-
Inventory	2,761	(47,805)
Prepaid expenses and other current assets	(1,779)	-
Advance to supplier	-	11,200
Accounts payable and accrued expenses	19,463	31,189
Accrued salaries and related payroll liabilities	(10,641)	-
Operating lease liabilities	(5,264)	-

NET CASH USED IN OPERATING ACTIVITIES	(200,317)	(133,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from issuance of notes payable, net of issuance cost	242,525	120,000
Net proceeds received from issuance of preferred stock	-	5,000
Repayments on advances from related parties	-	(345)

NET CASH PROVIDED BY FINANCING ACTIVITIES	242,525	124,655

NET INCREASE (DECREASE) IN CASH	42,208	(10,266)

CASH, beginning of year	60,274	20,826

CASH, end of period	$102,482	$10,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature in connection with the issuance of convertible note payable	$13,750	$-
Operating lease right-of-use assets and operating lease liabilities recorded upon adoption of ASC 842	$63,566	$-
Issuance of preferred stock for conversion of notes payable and accrued interest	$-	$245,479
Issuance of preferred stock for subscription receivable	$-	$260,000
Assumption of liabilities in connection with the reverse merger	$-	$22,975

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

Note 1 - Organization and Operations

Gratitude Health, Inc., (the “Company”, formerly Vapir Enterprises, Inc.) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. On March 26, 2018, the Company merged with Gratitude Health Inc. (“Gratitude Subsidiary”), a private company incorporated in Florida on September 14, 2017, in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange. The consolidated financial statements are those of Gratitude Subsidiary (the accounting acquirer) prior to the merger and reflect the consolidated operations of the Company (the legal acquirer) from the date of the merger. The equity of the consolidated entity is the historical equity of Gratitude Subsidiary retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition. The Company’s former business was focused on inventing, developing and producing aromatherapy devices and vaporizers before the merger. The Company is now engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of March 31, 2019. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and included in the form 10-K filed with the SEC on March 25, 2019.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Use of Estimates and Assumptions and Critical Accounting Estimates

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company held no cash equivalents as of March 31, 2019 and December 31, 2018. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2019 and December 31, 2018, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued salaries and related payroll liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. The Company did not record any allowance for slow moving inventory as of March 31, 2019 and December 31, 2018.

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

The Company’s performance obligations are satisfied at the point in time when products are shipped or delivered to the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment or delivery of product). The Company primarily receives fixed consideration for sales of product.

Cost of Sales

The primary components of cost of sales include the cost of the product, production costs, warehouse storage costs and shipping fees.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in general and administrative expenses as incurred. Shipping costs included in general and administrative expense were $1,006 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $3,624 and $0 for the three months ended March 31, 2019 and 2018, respectively, and was included in general and administrative expenses.

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

Pursuant to ASC Topic 505-50, “Equity Based Payments to Non-employees”, for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date. The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the measurement date.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. The Company leases an office space and office equipment used to conduct our business. On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

The potentially dilutive common stock equivalents for the three months ended March 31, 2019 and 2018 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2019	March 31, 2018
Common stock equivalents:
Stock warrants	-	-
Stock options	1,940,000	1,940,000
Convertible notes payable	-	-
Convertible Preferred Stock	111,000,000	102,000,000
Total	112,940,000	103,940,000

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods and is applied retrospectively. The Company elected to apply the transition provisions as of January 1, 2019, the date of adoption, and recorded lease ROU assets and related liabilities on the consolidated balance sheet related to our operating leases.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company adopted this pronouncement as of fiscal 2017.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

Note 3 - Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of approximately $1,342,000 at March 31, 2019, and incurred a net loss of approximately $227,000 and used cash in operating activities of approximately $200,000 for the three months ended March 31, 2019. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenues. Currently, management is seeking capital to implement its business plan and generate sufficient revenues. There is no guarantee that the Company will be able to raise sufficient capital or generate a level of revenues to sustain its operations.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Inventory

Inventory consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Finished goods	$36,440	$39,984
Raw materials	20,915	20,132
	$57,355	$60,116

At March 31, 2019 and December 31, 2018, inventory held at third party locations amounted to $56,210 and $60,116, respectively. During three months ended March 31, 2019 and 2018, there were no inventory write-offs related to spoilage.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	Estimated life	As of March 31, 2019	As of December 31, 2018
		(Unaudited)
Molding Tool equipment	3 years	$30,592	$30,592
Packing equipment	3 years	19,756	19,756
Less: Accumulated depreciation		(17,057)	(12,861)
		$33,291	$37,487

Depreciation expense amounted to $4,196 and $1,305 for the three months ended March 31, 2019 and 2018, respectively.

Note 6 - Operating Lease Right-of-Use Assets and Operating Lease Liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2019 and 2018, the Company recorded $5,907 and $0, respectively as operating lease expense which is included in general and administrative expenses on the statements of operations.

In April 2018, the Company entered into a lease agreement for its corporate facility in Palm Beach Gardens, Florida. The lease is for a period of 36 months commencing in July 2018 and expiring in July 2021. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of $2,154 plus a pro rata share of operating expenses beginning July 2018 and subject to annual increases beginning the 2nd and 3rd lease year. In addition to the monthly base rent, we are charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities.

In March 2019, the Company entered into an equipment lease agreement for a copier on March 27, 2019 expiring March 27, 2022 and requiring monthly payments of $145 with an option to purchase the equipment at fair market value at the end of the lease term.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $63,566.

Right-of- use assets are summarized below:

March 31, 2019
(Unaudited)
Office lease (remaining lease term of 27 months)	$59,069
Equipment lease (remaining lease term of 36 months)	4,497
Subtotal	63,566
Less accumulated amortization	(5,907)
Right-of-use assets, net	$57,659

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

Note 6 - Operating Lease Right-of-Use Assets and Operating Lease Liabilities (continued)

Operating Lease liabilities are summarized below:

March 31, 2019
(Unaudited)
Office lease	$53,805
Equipment lease	4,497
Total lease liabilities	58,302
Less: current portion	(23,769)
Long term portion	$34,533

Maturity of lease liabilities are as follows:

Nine months ended December 31, 2019	$21,397
Year ended December 31, 2020	28,529
Year ended December 31, 2021	15,134
Year ended December 31, 2022	435
Total	$65,495
Less: Present value discount	(7,193)
Lease liability	$58,302

Note 7 - Note payable and Convertible Note Payable

Convertible note payable consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Convertible note payable	$275,000	$-
Unamortized debt discount	(43,186)	-
Total convertible note payable	$231,814	$-

On February 13, 2019, the Company issued an unsecured promissory note for principal borrowings of $50,000. The 10% promissory note and all accrued interest were due on February 22, 2019. Any amount of principal or interest on this promissory note which was not paid when due shall bear interest at the rate of 20% per annum from the due date. In March 2019, this note was repaid in full using proceeds from the issuance of a convertible note as discussed below.

On March 7, 2019, the Company closed a financing transaction by entering into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor for purchase of a promissory note (the “Note” and with other notes issued under the Securities Purchase Agreement, the “Notes”) an aggregate principal amount of $275,000 and gross cash proceeds of $250,000 (out of an aggregate of up to $550,000 principal amount of Notes representing $1.10 of note principal for each $1.00 of proceeds which can be purchased in subsequent closings in minimum amounts of $25,000). The Notes are convertible into common stock of the Company at a $0.05 conversion price, which is subject to standard anti-dilution adjustments and price protection, whereby upon any issuance of securities of the Company at a price below $0.05, the conversion price of the Notes is adjusted to the new lower issuance price. The Notes have a term of one year from the date of issuance. The Company received gross proceeds of $250,000 of which $50,000 was used to pay the promissory note issued in February 2019 (see above).

The Company accounted for the beneficial conversion feature based on the intrinsic value on date of issuance. The debt discount consisted of beneficial conversion feature of $13,750, financing costs of $7,475 and debt premium of $25,000 which is being amortized over the term of this note. During the three months ended March 31, 2019 and 2018, the Company recorded $3,039 and $29,702, respectively, as amortization of debt discount and is included in interest expense in the consolidated statements of operations.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

Common Stock Options

Stock option activity for the three months ended March 31, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,940,000	0.10	2.04-	-
Granted	-	-	-	-
Balance at March 31, 2019	1,940,000	0.10	1.79	-
Options exercisable at March 31, 2019	1,940,000	$0.10	1.79	$-

As of March 31, 2019, all outstanding options are fully vested and there were $0 unrecognized compensation expense in connection with unvested stock options.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

The minimum royalty shall be paid in advance on a quarterly basis for each year in which this License Agreement is in effect. The first minimum royalty payment shall be due on March 31st, 2018 and shall be in the amount of $5,000. The minimum royalty for a given year shall be due in advance and shall be paid in quarterly installments on March 31, June 30, September 30, and December 31 for the following quarters. As of March 31, 2019 and December 31, 2018, the Company has accrued royalty of $22,500 and $10,000, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

Note 10 - Concentrations of Revenue and Supplier

During the three months ended March 31, 2019, beverage sales to two customers represented approximately 100% of the Company’s net sales. There was no revenues generated during the three months ended March 31, 2018.

As of March 31, 2019, accounts receivable from one customer represented approximately 100% of total accounts receivable. As of December 31, 2018, accounts receivable from one customer represented approximately 98% of total accounts receivable.

During the three months ended March 31, 2019, the Company purchased raw materials and products from a vendor totaling approximately $550 (100% of the purchases).

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

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company is engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark.

Results of Operations

For the three months ended March 31, 2019 and 2018

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

Net Revenues

For the three months ended March 31, 2019 and 2018, the Company generated revenues from the sales of ready to drink beverages amounted to $193 and $0, respectively.

Cost of Sales

The primary components of cost of sales include the cost of the product, production cost, warehouse storage cost and shipping fees. For the three months ended March 31, 2019 and 2018, the Company’s cost of sales amounted to $943 and $0, respectively. For the three months ended March 31, 2019 and 2018, gross loss were $750 and $0, respectively.

Operating Expenses

Total operating expenses for the three months ended March 31, 2019 and 2018 were $222,112 and $125,986, an increase of 96,126 or 76%. The increase was primarily attributable to increase in compensation of $62,841 or 152% due to the hiring of additional employees, increase in general and administrative expenses of $43,495 or 248% primarily due to increase sales, marketing and advertising expenses, royalty expenses, amortization of ROU assets and related common area maintenance expenses related to our office lease offset by decrease in professional and consulting of $10,210 or 15% primarily due to decrease in accounting expense.

Other Income (Expense), net

Interest expense for the three months ended March 31, 2019 and 2018 were $4,473 and $33,527, respectively, primarily related to interest expense and amortization of debt discount in connection with convertible notes.

Net loss

Our net loss for the three months ended March 31, 2019 and 2018 was $227,335 and $159,513, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

For the three months ended March 31, 2019 and 2018

The following table provides detailed information about our net cash flows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Cash Flows
Net cash used in operating activities	$(200,317)	$(133,921)
Net cash used in investing activities	-	(1,000)
Net cash provided by financing activities	242,525	124,655
Net change in cash	$42,208	$(10,266)

We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the three months ended March 31, 2019 and 2018

Cash used in operating activities For the three months ended March 31, 2019 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(200,317) consisted of a net loss of $(227,335). The net loss was partially offset by reconciliation of depreciation of $4,196, total amortization of $8,946, offset by net changes in operating assets and liabilities of $13,876 primarily from a decrease in accounts receivable and inventory offset by the increase in accounts payable and accrued expenses. Cash used in operating activities for the three months ended March 31, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(133,921) consisted of a net loss of $(159,513). The net loss was partially offset by reconciliation of depreciation of $1,305, amortization of debt discount of $29,703, offset by net changes in operating assets and liabilities of ($5,416) primarily from an increase in inventory offset by the increase in accounts payable and accrued expenses and decrease in advances to suppliers.

Investing Activities

For the three months ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018, we used cash in investing activities of $0 and $1,000, respectively, consisting of purchases of equipment and property.

Financing Activities

For the three months ended March 31, 2019 and 2018

For the three months ended March 31, 2019, we received net proceeds from issuance of convertible note of $242,525. For the three months ended March 31, 2018, we received net proceeds from issuance of convertible notes of $120,000 and we raised $5,000 from the sale of our preferred stocks offset by repayment of advance to our CEO of $345.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2019 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.   We believe the critical accounting policies in Note 2 to the financial statements appearing in the audited financial statements for the year ended December 31, 2018 included in the form 10K, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, valuation of deferred tax assets, useful life of property and equipment, valuation of debt discount, the assumptions used to calculate fair value of stock warrants granted, valuation of ROU assets and operating lease liabilities, inventory reserves, the value of stock-based compensation and fees and the fair value of the common stock issued. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

With respect to the quarterly period ending March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of March 31, 2019:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2019, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	AMENDMENT TO THE ARTICLES OF INCORPORATION OF ISSUER (1)
3.2	AMENDMENT TO THE CERTIFICATE OF DESIGNATION (3)
4.1	CERTIFICATE OF DESIGNATION OF SERIES A PREFERRED STOCK(1)
4.2	CERTIFICATE OF DESIGNATION OF SERIES B PREFERRED STOCK(1)
4.3	CERTIFICATE OF DESIGNATION OF SERIES C PREFERRED STOCK(2)
10.1	SHARE EXCHANGE AGREEMENT(1)
10.2	SPIN-OFF AGREEMENT(1)
10.3	FORM OF NOTE AGREEMENT(4)
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

(1) As filed with our Form 8K on March 28, 2018, and incorporated herein by reference.

(2) As filed with our Form 8K on August 21, 2018, and incorporated herein by reference.

(3) As filed with our Form 8K on October 24, 2018, and incorporated herein by reference.

(4) As filed with our Form 8K on March 13, 2019, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRATITUDE HEALTH, INC.

Date: May 10, 2019	By:	/s/ Roy G. Warren
Roy G. Warren
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)