Form 10-Q
period 2019-06-30
Gratitude Health, Inc.
filed 2019-08-12
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 12, 2019, there were 17,082,065 shares of common stock, par value $0.001, outstanding.

GRATITUDE HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period ended June 30, 2019

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

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$107,365	$60,274
Accounts receivable	-	9,432
Inventory	63,402	60,116
Prepaid expenses and other current assets	5,996	8,939

Total Current Assets	176,763	138,761

OTHER ASSETS:
Property and equipment, net	29,095	37,487
Operating lease right-of-use assets, net	52,580	-
Deposit	6,828	6,828

Total Other Assets	88,503	44,315

TOTAL ASSETS	$265,266	$183,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$104,548	$69,867
Accrued salaries and related payroll liabilities	16,895	21,745
Convertible note payable, net of debt discount	442,128	-
Operating lease liabilities, current portion	24,368	-

Total Current Liabilities	587,939	91,612

Long-term liabilities:
Operating lease liabilities, less current portion	28,212	-
Total Liabilities	616,151	91,612

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock $0.001 par value: 20,000,000 shares authorized;
Convertible Series A Preferred stock ($0.001 Par Value; 520,000 Shares Authorized; 519,000 and 520,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	519	520
Convertible Series B Preferred stock ($0.001 Par Value; 500,000 Shares Authorized; 500,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	500	500
Convertible Series C Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 2,250 shares issued and outstanding as of June 30, 2019 and December 31, 2018)	2	2
Common stock $0.001 par value: 600,000,000 shares authorized; 17,082,065 and 16,832,065 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	17,082	16,832
Common stock to be issued (2,600,000 and none shares as of June 30, 2019 and December 31, 2018, respectively)	2,600	2,600
Additional paid-in capital	1,309,535	1,186,034
Accumulated deficit	(1,681,123)	(1,115,024)

Total Stockholders’ Equity (Deficit)	(350,885)	91,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$265,266	$183,076

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net revenues	$307	$-	$500	$-

Cost of sales	4,017	-	4,960	-

Gross loss	(3,710)	-	(4,460)	-

OPERATING EXPENSES:
Compensation and related cost	116,833	79,718	220,974	121,018
Professional and consulting expenses	49,730	290,919	106,686	358,085
Selling and marketing expenses	57,038	1,530	57,038	2,085
General and administrative	35,098	48,263	96,113	65,228

Total Operating Expenses	258,699	420,430	480,811	546,416

LOSS FROM OPERATIONS	(262,409)	(420,430)	(485,271)	(546,416)

OTHER INCOME (EXPENSE):
Interest income	-	9	-	9
Interest expense	(21,355)	-	(25,828)	(33,527)

Other income (expense)	(21,355)	9	(25,828)	(33,518)

LOSS BEFORE PROVISION FOR INCOME TAXES	(283,764)	(420,421)	(511,099)	(579,934)

Provision for income taxes	-	-	-	-

NET LOSS	(283,764)	(420,421)	(511,099)	(579,934)

Deemed dividend	(55,000)	-	(55,000)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(338,764)	$(420,421)	$(566,099)	$(579,934)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	19,448,535	21,221,144	19,440,338	36,515,264

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	SERIES A		SERIES B		SERIES C				Common Stock -		Additional			Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Unissued		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2018	520,000	$520	500,000	$500	2,250	$2	16,832,065	$16,832	2,600,000	$2,600	$1,186,034	$-	$(1,115,024)	$91,464

Beneficial conversion feature in connection with the issuance of convertible note payable	-	-	-	-	-	-	-	-	-	-	13,750	-	-	13,750

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(227,335)	(227,335)

Balance, March 31, 2019	520,000	520	500,000	500	2,250	2	16,832,065	16,832	2,600,000	2,600	1,199,784	-	(1,342,359)	(122,121)

Issuance of common stock in connection with conversion of preferred stock	(1,000)	(1)	-	-	-	-	250,000	250	-	-	(249)	-	-	-

Beneficial conversion feature in connection with the issuance of convertible note payable	-	-	-	-	-	-	-	-	-	-	55,000	-	-	55,000

Deemed dividend	-	-	-	-	-	-	-	-	-	-	55,000	-	(55,000)	-

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(283,764)	(283,764)

Balance, June 30, 2019	519,000	$519	500,000	$500	2,250	$2	17,082,065	$17,082	2,600,000	$2,600	$1,309,535	$-	$(1,681,123)	$(350,885)

	SERIES A		SERIES B		SERIES C				Common Stock -		Additional			Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Unissued		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2017	-	$-	500,000	$500	-	$-	-	$-	-	$-	$24,492	$-	$(96,424)	$(71,432)

Recapitalization of the Company	-	-	-	-	-	-	53,141,833	53,142	-	-	(76,117)	-	-	(22,975)

Issuance of preferred stock for cash	20,000	20	-	-	-	-	-	-	-	-	1,980	-	-	2,000

Issuance of preferred stock for cash and conversion of notes payable and accrued interest	500,000	500	-	-	-	-	-	-	-	-	507,979	(260,000)	-	248,479

Debt discount in connection with the issuance of stock warrants	-	-	-	-	-	-	-	-	-	-	9,992	-	-	9,992

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(159,513)	(159,513)

Balance, March 31, 2018	520,000	520	500,000	500	-	-	53,141,833	53,142	-	-	468,326	-260,000	-255,937	6,551

Cancellation of shares	-	-	-	-	-	-	(36,309,768)	(36,310)	-	-	36,310	-	-	-

Collection of subscription receivable	-	-	-	-	-	-	-	-	-	-	-	260,000	-	260,000

Unissued common stock for services	-	-	-	-	-	-	-	-	2,600,000	2,600	231,400	-	-	234,000

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(420,421)	(420,421)

Balance, June 30, 2018	520,000	$520	500,000	$500	-	$-	16,832,065	$16,832	2,600,000	$2,600	$736,036	$-	$(676,358)	$80,130

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(511,099)	$(579,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,392	4,105
Amortization of ROU asset	10,986	-
Amortization of debt discount	25,828	29,703
Stock-based compensation	-	234,000
Change in operating assets and liabilities:
Accounts receivable	9,432	-
Inventory	(3,286)	(71,329)
Prepaid expenses and other current assets	2,943	(15,247)
Advance to supplier	-	11,200
Deposit	-	(3,348)
Accounts payable and accrued expenses	34,681	42,827
Accrued salaries and related payroll liabilities	(4,850)	-
Operating lease liabilities	(10,986)	-

NET CASH USED IN OPERATING ACTIVITIES	(437,959)	(348,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(28,896)

NET CASH USED IN INVESTING ACTIVITIES	-	(28,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from issuance of convertible notes payable, net of issuance cost	485,050	120,000
Net proceeds received from issuance of preferred stock	-	265,000
Repayments on advances from related parties	-	(345)

NET CASH PROVIDED BY FINANCING ACTIVITIES	485,050	384,655

NET INCREASE IN CASH	47,091	7,736

CASH, beginning of year	60,274	20,826

CASH, end of period	$107,365	$28,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature in connection with the issuance of convertible notes payable	$68,750	$-
Operating lease right-of-use assets and operating lease liabilities recorded upon adoption of ASC 842	$63,566	$-
Issuance of preferred stock for conversion of notes payable and accrued interest	$-	$281,789
Assumption of liabilities in connection with the reverse merger	$-	$22,975

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of June 30, 2019. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and included in the form 10-K filed with the SEC on March 25, 2019.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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
June 30, 2019

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company held no cash equivalents as of June 30, 2019 and December 31, 2018. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2019 and December 31, 2018, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued salaries and related payroll liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. The Company did not record any allowance for slow moving inventory as of June 30, 2019 and December 31, 2018.

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
June 30, 2019

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in general and administrative expenses as incurred. Shipping costs included in general and administrative expense were $2,569 and $0 for the six months ended June 30, 2019 and 2018, respectively.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $5,933 and $2,085 for the six months ended June 30, 2019 and 2018, respectively, and was included in general and administrative expenses.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Through March 31, 2018, pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions were expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions were met, which generally aligned with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company adoption did not have any material impact on its consolidated financial statements.

The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use assets (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

GRATITUDE HEALTH, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

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

The potentially dilutive common stock equivalents for the six months ended June 30, 2019 and 2018 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2019	June 30, 2018
Common stock equivalents:
Stock options	1,940,000	1,940,000
Convertible notes payable	13,750,000	-
Convertible Preferred Stock	266,000,000	102,000,000
Total	281,690,000	103,940,000

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

Note 2 - Significant and Critical Accounting Policies and Practices (continued)

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company adopted this pronouncement as of fiscal 2017 and applied it to the convertible notes payable issued in March and May of 2019 that include down round features. During the three and six months ended June 30, 2019, a down round feature present in a convertible note payable was triggered (see Note 7).

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The adoption of this guidance had no material impact on its accounting and disclosures.

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

Note 3 - Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of approximately $1,626,000 at June 30, 2019, and incurred a net loss of approximately $511,000 and used cash in operating activities of approximately $438,000 for the six months ended June 30, 2019. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenues. Currently, management is seeking capital to implement its business plan and generate sufficient revenues. There is no guarantee that the Company will be able to raise sufficient capital or generate a level of revenues to sustain its operations.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GRATITUDE HEALTH, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

Note 4 - Inventory

Inventory consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Finished goods	$51,979	$39,984
Raw materials	11,423	20,132
	$63,402	$60,116

At June 30, 2019 and December 31, 2018, inventory held at third party locations amounted to $62,572 and $60,116, respectively. During the three and six months ended June 30, 2019, there were $2,886 inventory write-offs related to spoilage included in cost of sales for both periods There were no comparable write-offs related to spoilage during the three and six months ended June 30, 2018.

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	Estimated life	As of June 30, 2019	As of December 31, 2018
		(Unaudited)
Molding Tool equipment	3 years	$30,592	$30,592
Packing equipment	3 years	19,756	19,756
Less: Accumulated depreciation		(21,253)	(12,861)
		$29,095	$37,487

Depreciation expense amounted to $8,392 and $4,105 for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense amounted to $4,196 and $2,800 for the three months ended June 30, 2019 and 2018, respectively.

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

Right-of- use assets are summarized below:

June 30, 2019
(Unaudited)
Office lease (remaining lease term of 24 months)	$59,069
Equipment lease (remaining lease term of 33 months)	4,497
Subtotal	63,566
Less accumulated amortization	(10,986)
Right-of-use assets, net	$52,580

GRATITUDE HEALTH, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

Note 6 - Operating Lease Right-of-Use Assets and Operating Lease Liabilities (continued)

Operating Lease liabilities are summarized below:

June 30, 2019
(Unaudited)
Office lease	$59,069
Equipment lease	4,497
Reduction of lease liability	(10,986)
Total lease liabilities	52,580
Less: current portion	(24,368)
Long term portion of lease liability	$28,212

Minimum lease payments under non-cancelable operating lease at June 30, 2019 are as follows:

Year ended December 31, 2019 (remainder of year)	$14,184
Year ended December 31, 2020	28,764
Year ended December 31, 2021	15,450
Year ended December 31, 2022	435
Total	$58,833
Less: present value discount	(6,253)
Total operating lease liability	$52,580

Note 7 - Note payable and Convertible Note Payable

Convertible note payable consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Convertible note payable	$550,000	$-
Unamortized debt discount	(107,872)	-
Total convertible note payable	$442,128	$-

On February 13, 2019, the Company issued an unsecured promissory note for principal borrowings of $50,000. The 10% promissory note and all accrued interest were due on February 22, 2019. Any amount of principal or interest on this promissory note which was not paid when due would bear interest at the rate of 20% per annum from the due date. In March 2019, this note was repaid in full using proceeds from the issuance of a convertible note as discussed below.

On March 7, 2019 and on May 14, 2019, the Company closed a financing transaction by entering into a Securities Purchase Agreement (the “ Securities Purchase Agreement ”) with an accredited investor for purchase of a promissory note (the “Note” and with other notes issued under the Securities Purchase Agreement, the “Notes”) an aggregate principal amount of $550,000 and gross cash proceeds of $500,000 (out of an aggregate of up to $550,000 principal amount of Notes representing $1.10 of note principal for each $1.00 of proceeds which can be purchased in subsequent closings in minimum amounts of $25,000). The Notes are convertible into common stock of the Company at an initial conversion price of $0.05, which is subject to price protection, whereby upon any issuance of securities of the Company at a price below the effective conversion price of the Notes is adjusted to the new lower issuance price (“Down Round Feature”). . The Notes have a term of one year from the date of issuance. The Company received gross proceeds of $500,000 of which $50,000 was used to pay the promissory note issued in February 2019 (see above).

GRATITUDE HEALTH, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

Note 7 - Note payable and Convertible Note Payable (continued)

The Company accounted for the beneficial conversion features based on the intrinsic value on date of issuance. The debt discounts consisted of beneficial conversion features of $68,750, financing costs of $14,950 and debt premium of $50,000 which is being amortized over the term of this note. During the six months ended June 30, 2019 and 2018, the Company recorded $25,828 and $29,703, respectively, as amortization of debt discount and is included in interest expense in the consolidated statements of operations. During the three months ended June 30, 2019 and 2018, the Company recorded $21,355 and $0, respectively, as amortization of debt discount and is included in interest expense in the consolidated statements of operations.

The Down Round Feature was triggered on May 14, 2019 when the conversion price of the March 7, 2019 convertible note payable was reduced from $.05 to $.04. In accordance with ASU 2017-11“Earnings Per Share (Topic 260)”, the Company measured the value of the effect of the feature upon the Down Round Feature being triggered based on the difference of the fair value of the beneficial conversion feature immediately before and after the conversion price reduction. This difference of $55,000 has been recorded as a dividend and has been reduced from the net loss available to common stockholders.

Note 8 - Stockholders’ Equity (Deficit)

Shares Authorized

The authorized capital of the Company consists of 300,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

Preferred stock

On March 19, 2018, the Company designated 520,000 shares of Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share of Series A Preferred Stock and the initial conversion price of $0.10 per share and was adjusted down to $0.04 on May 14, 2019, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise. The holders of the Series A Preferred Stock shall not possess any voting rights. The Series A Preferred Stock does not contain any redemption provision. The Series A Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On March 19, 2018, the Company designated 500,000 shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share of Series B Preferred Stock and the initial conversion price of $0.10 per share and was adjusted down to $0.04 on May 14, 2019, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise. The Series B Preferred Stock votes with the common stock on a fully as converted basis. The Series B Preferred Stock does not contain any redemption provision. The Series B Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On August 1, 2018, the Company designated 1,000 shares of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $200 per share of Series C Preferred Stock and the initial conversion price of $0.05 per share and was adjusted down to $0.04 on May 14, 2019, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise. The Series C Preferred Stock votes with the common stock on a fully as converted basis. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing. In October 2018, the Board of Directors of the Company approved and authorized an amendment to increase the number of designated authorized shares of the Series C preferred stock from 1,000 to 2,500 shares.

Common Stock

In June 2019, the Company issued 250,000 shares of the Company’s common stock in exchange for the conversion of 1,000 shares of the Company’s Series A Preferred Stock.

GRATITUDE HEALTH, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

Note 8 - Stockholders’ Equity (Deficit) (continued)

Common Stock Options

Stock option activity for the six months ended June 30, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,940,000	0.10	2.04	-
Granted	-	-	-	-
Balance at June 30, 2019	1,940,000	0.10	1.54	-
Options exercisable at June 30, 2019	1,940,000	$0.10	1.54	$-

As of June 30, 2019, all outstanding options are fully vested and there were $0 unrecognized compensation expense in connection with unvested stock options.

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

The minimum royalty shall be paid in advance on a quarterly basis for each year in which this License Agreement is in effect. The first minimum royalty payment shall be due on March 31st, 2018 and shall be in the amount of $5,000. The minimum royalty for a given year shall be due in advance and shall be paid in quarterly installments on March 31, June 30, September 30, and December 31 for the following quarters. As of June 30, 2019 and December 31, 2018, the Company has accrued royalty of $35,000 and $10,000, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

GRATITUDE HEALTH, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

Note 10 - Concentrations of Revenue and Supplier

During the six months ended June 30, 2019, beverage sales to two customers represented approximately 100% of the Company’s net sales. There was no revenues generated during the six months ended June 30, 2018.

As of December 31, 2018, accounts receivable from one customer represented approximately 98% of total accounts receivable as compared to none as of June 30, 2019.

During the six months ended June 30, 2019, the Company purchased raw materials and products from two vendors totaling approximately $3,424 (100% of the purchases).

Note 11 - Subsequent events

Mr. Roy G. Warren, Founder and CEO of the Company, died unexpectedly on July 1, 2019. Mr. Mike Edwards, a current member of the Company’s board of directors, assumed the position as interim CEO until the Company appoints a suitable replacement. On August 10, 2019, Mike Edwards resigned as acting CEO but remains a member of the board of directors of the Company.

On August 9, 2019, the Board of Directors of the Company approved to increase the authorized shares of the Company’s common stock to 600,000,000 shares from 300,000,000 shares of authorized shares of common stock.

On August 9, 2019, the Board of Directors of the Company appointed Roy G. Warren, Jr. as director and Chief Operating Officer of the Company. Roy G. Warren, Jr. is the son of the former CEO of the Company, Roy G. Warren.

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

On August 9, 2019, our Board of Directors approved to increase our authorized shares of common stock to 600,000,000 shares from 300,000,000 shares of authorized shares of common stock.

Results of Operations

For the three and six months ended June 30, 2019 and 2018

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

Net Revenues

For the six months ended June 30, 2019 and 2018, the Company generated revenues from the sales of ready to drink beverages amounted to $500 and $0, respectively. For the three months ended June 30, 2019 and 2018, the Company generated revenues from the sales of ready to drink beverages amounted to $307 and $0, respectively.

Cost of Sales

The primary components of cost of sales include the cost of the product, production cost, warehouse storage cost, cost of spoilage, and shipping fees. For the three and six months ended June 30, 2019, the Company’s cost of sales amounted to $4,017 and $4,960, respectively, which primarily consist of spoilage cost of $2,886. For the three and six months ended June 30, 2019, gross loss was $3,710 and $4,460, respectively. There were no comparable cost of sales during the three and six months ended June 30, 2018.

Operating Expenses

Total operating expenses for the six months ended June 30, 2019 and 2018 were $480,811 and $546,416, a decrease of 65,605 or 12%. The decrease was primarily attributable to decrease in professional and consulting fees of $251,399 or 70% due to decrease in stock based compensation expense offset by increase in compensation of $99,956 or 83% due to the hiring of additional employees, increase in sales, marketing and advertising expenses of $54,953 or 2,636% related to our sales promotion of our products, increase in general and administrative expenses of $30,885 or 47% primarily due to increase royalty expenses and lease expense.

Total operating expenses for the three months ended June 30, 2019 and 2018 were $258,699 and $420,430, a decrease of 161,731 or 38%. The decrease was primarily attributable to decrease in professional and consulting fees of $241,189 or 83% due to decrease in stock based compensation expense and decrease in general and administrative expense of $13,165 or 27%, offset by increase in compensation of $37,115 or 47% due to the hiring of additional employees, increase in sales, marketing and advertising expenses of $55,508 or 3,628% related to sales promotion of our products.

Other Income (Expense), net

Interest expense for the six months ended June 30, 2019 and 2018 were $25,828 and $33,527, respectively, primarily related to interest expense and amortization of debt discount in connection with convertible notes. Interest expense for the three months ended June 30, 2019 and 2018 were $21,355 and $0, respectively, primarily related to interest expense and amortization of debt discount in connection with convertible notes.

Net Loss

Our net loss for the six months ended June 30, 2019 and 2018 was $511,099 and $579,934, respectively, as a result of the items discussed above. Our net loss for the three months ended June 30, 2019 and 2018 was $283,764 and $420,421, respectively, as a result of the items discussed above.

As a result of the foregoing, we generated a net loss per common share – basic and diluted of ($0.01) and ($0.03) for the three and six months ended June 30, 2019 as compared to a net loss per common share – basic and diluted of ($0.02) for both the three and six months ended June 30, 2019, as a result of the discussion above.

Net Loss Available to Common Stockholders

Our net loss available to common stockholders for the six months ended June 30, 2019 and 2018 was $566,099 and $579,934, respectively, as a result of the items discussed above. Our net loss available to common stockholder for the three months ended June 30, 2019 and 2018 was $338,764 and $420,421, respectively, as a result of the items discussed above.

The Down Round Feature was triggered on May 14, 2019 when the conversion price of the March 7, 2019 convertible note payable was reduced from $.05 to $.04. In accordance with ASU 2017-11“Earnings Per Share (Topic 260)”, the Company measured the value of the effect of the feature upon the Down Round Feature being triggered based on the difference of the fair value of the beneficial conversion feature immediately before and after the conversion price reduction. This difference of $55,000 has been recorded as a dividend and has been reduced from the net loss available to common stockholders.

Liquidity and Capital Resources

For the three and six months ended June 30, 2019 and 2018

The following table provides detailed information about our net cash flows:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June, 2018
Cash Flows
Net cash used in operating activities	$(437,959)	$(348,023)
Net cash used in investing activities	-	(28,896)
Net cash provided by financing activities	485,050	384,655
Net change in cash	$47,091	$7,736

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

Operating Activities

For the six months ended June 30, 2019 and 2018

Cash used in operating activities for the six months ended June 30, 2019 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net loss to net cash used in operating activities. Cash used in operating activities of $(437,959) consisted of a net loss of $(511,099). The net loss was partially offset by reconciliation of depreciation of $8,392, amortization of debt discount of $25,828, net changes in operating assets and liabilities of $38,920 primarily from a decrease in accounts receivable offset by the increase in accounts payable and accrued expenses. Cash used in operating activities for the six months ended June 30, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(348,023) consisted of a net loss of $(579,934). The net loss was partially offset by reconciliation of depreciation of $4,105, amortization of debt discount of $29,703, stock-based compensation of $234,000 offset by net changes in operating assets and liabilities of ($35,897) primarily from an increase in inventory and prepaid expenses offset by the increase in accounts payable and accrued expenses and decrease in advances to suppliers.

Investing Activities

For the six months ended June 30, 2019 and 2018

For the six months ended June 30, 2019 and 2018, we used cash in investing activities of $0 and $28,896, respectively, consisting of purchases of equipment and property.

Financing Activities

For the six months ended June 30, 2019 and 2018

For the six months ended June 30, 2019, we received net proceeds from issuance of convertible note of $485,050. For the six months ended June 30, 2018 we received net proceeds from issuance of convertible notes of $120,000 and we raised $265,000 from the sale of our preferred stocks offset by repayment of advance to our CEO of $345.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2019 had a material impact on our operations.

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

With respect to the quarterly period ending June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of June 30, 2019:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2019, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

GRATITUDE HEALTH, INC.

Date: August 12, 2019	By:	/s/ Roy G. Warren, Jr.
Roy G. Warren, Jr.
Chief Operating Officer (Principal Operating Officer and Principal Financial Officer)