Form 10-Q
period 2019-09-30
Gratitude Health, Inc.
filed 2019-11-12
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170715

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

As of November 8, 2019, there were 17,082,065 shares of common stock, par value $0.001, outstanding.

GRATITUDE HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period ended September 30, 2019

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

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRATITUDE HEALTH, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$16,120	$60,274
Accounts receivable	9,001	9,432
Inventory	-	60,116
Prepaid expenses and other current assets	9,205	8,939

Total Current Assets	34,326	138,761

OTHER ASSETS:
Property and equipment, net	-	37,487
Operating lease right-of-use assets, net	46,713	-
Deposit	6,828	6,828

Total Other Assets	53,541	44,315

TOTAL ASSETS	$87,867	$183,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$115,400	$69,867
Accrued salaries and related payroll liabilities	8,870	21,745
Convertible notes payable, net of debt discount	603,787	-
Operating lease liabilities, current portion	24,982	-

Total Current Liabilities	753,039	91,612

Long-term liabilities:
Operating lease liabilities, less current portion	21,731	-
Total Liabilities	774,770	91,612

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock $0.001 par value: 20,000,000 shares authorized;
Convertible Series A Preferred stock ($0.001 Par Value; 520,000 Shares Authorized; 519,000 and 520,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	519	520
Convertible Series B Preferred stock ($0.001 Par Value; 500,000 Shares Authorized; 500,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	500	500
Convertible Series C Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 2,250 shares issued and outstanding as of September 30, 2019 and December 31, 2018)	2	2
Common stock ($0.001 par value: 600,000,000 shares authorized; 17,082,065 and 16,832,065 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	17,082	16,832
Common stock to be issued (2,600,000 and none shares as of September 30, 2019 and December 31, 2018, respectively)	2,600	2,600
Additional paid-in capital	2,506,335	1,186,034
Accumulated deficit	(3,213,941)	(1,115,024)

Total Stockholders’ Equity (Deficit)	(686,903)	91,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$87,867	$183,076

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net revenues	$9,355	$-	$9,855	$-

Cost of sales	64,075	-	69,035	-

Gross loss	(54,720)	-	(59,180)	-

OPERATING EXPENSES:
Compensation and related cost	91,204	100,085	312,178	221,103
Professional and consulting expenses	57,107	37,010	163,793	395,095
Research and development expenses	10,879	2,780	43,424	2,780
Selling and marketing expenses	7,154	3,094	31,647	5,179
General and administrative	78,295	68,956	174,408	134,184

Total Operating Expenses	244,639	211,925	725,450	758,341

LOSS FROM OPERATIONS	(299,359)	(211,925)	(784,630)	(758,341)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	9
Interest expense	(36,659)	-	(62,487)	(33,527)

Other income (expense)	(36,659)	-	(62,487)	(33,518)

LOSS BEFORE PROVISION FOR INCOME TAXES	(336,018)	(211,925)	(847,117)	(791,859)

Provision for income taxes	-	-	-	-

NET LOSS	(336,018)	(211,925)	(847,117)	(791,859)

Deemed dividend	(1,196,800)	-	(1,251,800)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,532,818)	$(211,925)	$(2,098,917)	$(791,859)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.08)	$(0.01)	$(0.11)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	19,682,051	19,432,051	19,521,795	31,367,808

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	SERIES A		SERIES B		SERIES C				Common Stock -		Additional			Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Unissued		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2018	520,000	$520	500,000	$500	2,250	$2	16,832,065	$16,832	2,600,000	$2,600	$1,186,034	$-	$(1,115,024)	$91,464

Beneficial conversion feature in connection with the issuance of convertible note payable	-	-	-	-	-	-	-	-	-	-	13,750	-	-	13,750

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(227,335)	(227,335)

Balance, March 31, 2019	520,000	520	500,000	500	2,250	2	16,832,065	16,832	2,600,000	2,600	1,199,784	-	(1,342,359)	(122,121)

Issuance of common stock in connection with conversion of preferred stock	(1,000)	(1)	-	-	-	-	250,000	250	-	-	(249)	-	-	-

Beneficial conversion feature in connection with the issuance of convertible note payable	-	-	-	-	-	-	-	-	-	-	55,000	-	-	55,000

Deemed dividend	-	-	-	-	-	-	-	-	-	-	55,000	-	(55,000)	-

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(283,764)	(283,764)

Balance, June 30, 2019	519,000	519	500,000	500	2,250	2	17,082,065	17,082	2,600,000	2,600	1,309,535	-	-1,681,123	-350,885

Deemed dividend	-	-	-	-	-	-	-	-	-	-	1,196,800	-	(1,196,800)	-

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(336,018)	(336,018)

Balance, September 30, 2019	519,000	$519	500,000	$500	2,250	$2	17,082,065	$17,082	2,600,000	$2,600	$2,506,335	$-	$(3,213,941)	$(686,903)

	SERIES A		SERIES B		SERIES C				Common Stock -		Additional			Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Unissued		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2017	-	$-	500,000	$500	-	$-	-	$-	-	$-	$24,492	$-	$(96,424)	$(71,432)

Recapitalization of the Company	-	-	-	-	-	-	53,141,833	53,142	-	-	(76,117)	-	-	(22,975)

Issuance of preferred stock for cash	20,000	20	-	-	-	-	-	-	-	-	1,980	-	-	2,000

Issuance of preferred stock for cash and conversion of notes payable and accrued interest	500,000	500	-	-	-	-	-	-	-	-	507,979	(260,000)	-	248,479

Debt discount in connection with the issuance of stock warrants	-	-	-	-	-	-	-	-	-	-	9,992	-	-	9,992

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(159,513)	(159,513)

Balance, March 31, 2018	520,000	520	500,000	500	-	-	53,141,833	53,142	-	-	468,326	-260,000	-255,937	6,551

Cancellation of shares	-	-	-	-	-	-	(36,309,768)	(36,310)	-	-	36,310	-	-	-

Collection of subscription receivable	-	-	-	-	-	-	-	-	-	-	-	260,000	-	260,000

Unissued common stock for services	-	-	-	-	-	-	-	-	2,600,000	2,600	231,400	-	-	234,000

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(420,421)	(420,421)

Balance, June 30, 2018	520,000	520	500,000	500	-	-	16,832,065	16,832	2,600,000	2,600	736,036	-	-676,358	80,130

Issuance of preferred stock for cash	-	-	-	-	750	1	-	-	-	-	149,999	-	-	150,000

Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(211,925)	(211,925)

Balance, September 30, 2018	520,000	$520	500,000	$500	750	$1	16,832,065	$16,832	2,600,000	$2,600	$886,035	$-	$(888,283)	$18,205

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(847,117)	$(791,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,588	7,887
Amortization of ROU asset	16,853	-
Amortization of debt discount	62,487	29,703
Impairment loss	24,899	-
Inventory write-off	14,309	-
Stock-based compensation	-	234,000
Change in operating assets and liabilities:
Accounts receivable	431	-
Inventory	45,807	(83,081)
Prepaid expenses and other current assets	(266)	(7,674)
Advance to supplier	-	11,200
Deposit	-	(6,828)
Accounts payable and accrued expenses	42,533	90,515
Accrued salaries and related payroll liabilities	(9,875)	-
Operating lease liabilities	(16,853)	-

NET CASH USED IN OPERATING ACTIVITIES	(654,204)	(516,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(36,348)

NET CASH USED IN INVESTING ACTIVITIES	-	(36,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from issuance of convertible notes payable, net of issuance cost	610,050	120,000
Net proceeds received from issuance of preferred stock	-	415,000
Repayments on advances from related parties	-	(345)

NET CASH PROVIDED BY FINANCING ACTIVITIES	610,050	534,655

NET DECREASE IN CASH	(44,154)	(17,830)

CASH, beginning of year	60,274	20,826

CASH, end of period	$16,120	$2,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature in connection with the issuance of convertible notes payable	$68,750	$-
Operating lease right-of-use assets and operating lease liabilities recorded upon adoption of ASC 842	$63,566	$-
Issuance of preferred stock for conversion of notes payable and accrued interest	$-	$281,789
Assumption of liabilities in connection with the reverse merger	$-	$22,975

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of September 30, 2019. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and included in the form 10-K filed with the SEC on March 25, 2019.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company held no cash equivalents as of September 30, 2019 and December 31, 2018. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2019 and December 31, 2018, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued salaries and related payroll liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. The Company recorded inventory write-off and spoilage of $14,309 and $0 during the nine months ended September 30, 2019 and 2018, respectively. The Company recorded inventory write-off and spoilage of $11,423 and $0 during the three months ended September 30, 2019 and 2018, respectively.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred. Shipping costs included in selling and marketing expenses were $3,090 and $0 for the nine months ended September 30, 2019 and 2018, respectively. Shipping costs included in selling and marketing expenses were $521 and $0 for the three months ended September 30, 2019 and 2018, respectively.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $17,557 and $6,459 for the nine months ended September 30, 2019 and 2018, respectively, and was included in general and administrative expenses. Advertising costs were $6,633 and $2,380 for the three months ended September 30, 2019 and 2018, respectively, and was included in general and administrative expenses.

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

September 30, 2019

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment expense of $24,899 and $0 during the three and nine months ended September 30, 2019. There was no impairment expense during the three and nine months ended September 30, 2018. The Company impaired the net book value of $24,899 related to equipment used for the production of the ready to drink tea beverage as the Company has shifted its focus on the product development of the Company’s Keto complete meal beverage and was included in general and administrative expenses as reflected in the consolidated statements of operations.

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.

The potentially dilutive common stock equivalents for the nine months ended September 30, 2019 and 2018 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2019	September 30, 2018
Common stock equivalents:
Stock options	1,940,000	1,940,000
Convertible notes payable	17,187,500	-
Convertible Preferred Stock	266,000,000	105,000,000
Total	285,127,500	106,940,000

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company adopted this pronouncement as of fiscal 2017 and applied it to the convertible notes payable issued in March and May of 2019 that include down round features. During the three and nine months ended September 30, 2019, a down round feature present in a convertible note payable and convertible preferred stock was triggered (see Notes 7 and 8).

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

Note 3 - Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit and working capital deficit of approximately $3,213,941and $719,000 at September 30, 2019,respectively, and incurred a net loss of approximately $847,000 and used cash in operating activities of approximately $654,000 for the nine months ended September 30, 2019. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenues. Currently, management is seeking capital to implement its business plan and generate sufficient revenues. There is no guarantee that the Company will be able to raise sufficient capital or generate a level of revenues to sustain its operations.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Inventory

Inventory consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Finished goods	$-	$39,984
Raw materials	-	20,132
	$-	$60,116

At September 30, 2019 and December 31, 2018, inventory held at third party locations amounted to $0 and $60,116, respectively. During the three and nine months ended September 30, 2019, there were $11,423 and $14,309, respectively, inventory write-offs included in cost of sales for both periods. There were no comparable write-offs during the three and nine months ended September 30, 2018. The write-offs are related to spoilage and value of the remaining cost of raw materials for the Company’s ready to drink tea beverage as the Company has shifted its focus on the product development of the Company’s Keto complete meal beverage.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	Estimated life	As of September 30, 2019	As of December 31, 2018
		(Unaudited)
Molding Tool equipment	3 years	$30,592	$30,592
Packing equipment	3 years	19,756	19,756
Less: Accumulated depreciation		(25,449)	(12,861)
Net book value		(24,899)	-
Less: Impairment loss		(24,899)	-
		$-	$37,487

Depreciation expense amounted to $12,588 and $7,887 for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense amounted to $4,196 and $3,782 for the three months ended September 30, 2019 and 2018, respectively. Additionally, the Company recognized an impairment loss of $24,899 related to the net book value of equipment used for the production of the ready to drink tea beverage as the Company has shifted its focus on the product development of the Company’s Keto complete meal beverage and therefore recorded an impairment loss of $24,899 which is included in general and administrative expenses in the consolidated statement of operations during the three and nine months ended September 30, 2019.

Note 6 – Operating Lease Right-of-Use Assets and Operating Lease Liabilities

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

Right-of- use assets are summarized below:

September 30, 2019
(Unaudited)
Office lease (remaining lease term of 21 months)	$59,069
Equipment lease (remaining lease term of 30 months)	4,497
Subtotal	63,566
Less accumulated amortization	(16,853)
Right-of-use assets, net	$46,713

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

Operating Lease liabilities are summarized below:

September 30, 2019
(Unaudited)
Office lease	$59,069
Equipment lease	4,497
Reduction of lease liability	(16,853)
Total lease liabilities	46,713
Less: current portion	(24,982)
Long term portion of lease liability	$21,731

Minimum lease payments under non-cancelable operating lease at September 30, 2019 are as follows:

Year ended December 31, 2019 (remainder of year)	$7,092
Year ended December 31, 2020	28,764
Year ended December 31, 2021	15,450
Year ended December 31, 2022	435
Total	$51,741
Less: present value discount	(5,028)
Total operating lease liability	$46,713

Note 7 – Note payable and Convertible Notes Payable

Convertible note payable consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Convertible notes payable	$687,500	$-
Unamortized debt discount	(83,713)	-
Total convertible notes payable	$603,787	$-

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

On March 7, 2019 and on May 14, 2019, the Company closed a financing transaction by entering into a Securities Purchase Agreement (the “ Securities Purchase Agreement ”) with an accredited investor for purchase of a promissory note (the “Note” and with other notes issued under the Securities Purchase Agreement, the “Notes”) an aggregate principal amount of $550,000 and gross cash proceeds of $500,000 (out of an aggregate of up to $550,000 principal amount of Notes representing $1.10 of note principal for each $1.00 of proceeds which can be purchased in subsequent closings in minimum amounts of $25,000). The March 7, 2019 and May 14, 2019 promissory notes were convertible into common stock of the Company at an initial conversion price of $0.05 and $0.04, respectively , which is subject to price protection, whereby upon any issuance of securities of the Company at a price below the effective conversion price of the Notes is adjusted to the new lower issuance price (“Down Round Feature”). The Notes have a term of one year from the date of issuance. The Company received gross proceeds of $500,000 of which $50,000 was used to pay the promissory note issued in February 2019 (see above).

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

The Company accounted for the beneficial conversion features based on the intrinsic value on date of issuance. The debt discounts consisted of beneficial conversion features of $68,750, financing costs of $14,950 and debt premium of $50,000 which is being amortized over the term of the notes. During the three and nine months ended September 30, 2019 the Company recorded $36,659 and $62,487, respectively, as amortization of debt discount and is included in interest expense in the unaudited consolidated statements of operations. There were no such promissory notes outstanding as of September 30, 2018.

The Down Round Feature was triggered on May 14, 2019 when the conversion price of the March 7, 2019 convertible note payable was reduced from $0.05 to $0.04. In accordance with ASU 2017-11 “Earnings Per Share (Topic 260)”, the Company measured the value of the effect of the feature upon the Down Round Feature being triggered based on the difference of the fair value of the beneficial conversion feature immediately before and after the conversion price reduction. This difference of $55,000 has been recorded as a deemed dividend and has been reduced from the net loss available to common stockholders.

On August 12, 2019, the Company entered into an Allonge Agreement with a lender whereby the principal amount of a convertible note dated on March 7, 2019 was increased by $137,500 (“Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $125,000. The maturity date with respect to the Allonge Principal shall also be on March 7, 2020 and all the terms of the Note dated on March 7, 2019 remain as originally stated except the Allonge Principal is convertible into common stock of the Company at an initial conversion rate of $0.04, subject to price protection. The Company determined that there was no beneficial conversion feature as the effective conversion price is greater than the fair value of common stock shares on date of issuance.

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

Preferred stock

On March 19, 2018, the Company designated 520,000 shares of Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share of Series A Preferred Stock and the initial conversion price of $0.10 per share subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred (see Note 7). The holders of the Series A Preferred Stock shall not possess any voting rights. The Series A Preferred Stock does not contain any redemption provision. The Series A Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On March 19, 2018, the Company designated 500,000 shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $10 per share of Series B Preferred Stock and the initial conversion price of $0.10 per share subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred (see Note 7). The Series B Preferred Stock votes with the common stock on a fully as converted basis. The Series B Preferred Stock does not contain any redemption provision. The Series B Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On August 1, 2018, the Company designated 1,000 shares of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $200 per share of Series C Preferred Stock and the initial conversion price of $0.05 per share subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred (see Note 7). The Series C Preferred Stock votes with the common stock on a fully as converted basis. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing. In October 2018, the Board of Directors of the Company approved and authorized an amendment to increase the number of designated authorized shares of the Series C preferred stock from 1,000 to 2,500 shares.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

The Down Round Feature embedded in all Series of Preferred Stock was triggered on May 14, 2019 when the conversion price of the May 14, 2019 convertible note payable was issued at $0.04 (see Note 7). The Company measured the value of the effect of the feature upon the Down Round Feature being triggered based on the incremental intrinsic value that resulted from triggering the Down Round Feature which was measured as the additional common stock shares that would be issued upon conversion due to the reduction in the conversion rate and the intrinsic value on the trigger date of May 14, 2019. This difference of $1,196,800 has been recorded as a dividend and has been reduced from the net loss available to common stockholders.

Common Stock

In June 2019, the Company issued 250,000 shares of the Company’s common stock in exchange for the conversion of 1,000 shares of the Company’s Series A Preferred Stock.

Common Stock Options

Stock option activity for the nine months ended September 30, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,940,000	0.10	2.04	-
Granted	-	-	-	-
Balance at September 30, 2019	1,940,000	0.10	1.54	-
Options exercisable at September 30, 2019	1,940,000	$0.10	1.29	$-

As of September 30, 2019, all outstanding options are fully vested and there were $0 unrecognized compensation expense in connection with unvested stock options.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

The minimum royalty shall be paid in advance on a quarterly basis for each year in which this License Agreement is in effect. The first minimum royalty payment shall be due on March 31st, 2018 and shall be in the amount of $5,000. The minimum royalty for a given year shall be due in advance and shall be paid in quarterly installments on March 31, September 30, September 30, and December 31 for the following quarters. As of September 30, 2019 and December 31, 2018, the Company has accrued royalty of $47,500 and $10,000, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

Note 10 – Concentrations of Revenue and Supplier

During the nine months ended September 30, 2019, beverage sales to two customers represented approximately 95% of the Company’s net sales. There was no revenues generated during the nine months ended September 30, 2018.

As of September 30, 2019, accounts receivable from two customers represented approximately 100% of total accounts receivable as compared to one customer represented approximately 98% as of December 31, 2018.

During the nine months ended September 30, 2019, the Company purchased raw materials and products from two vendors totaling approximately $3,424 (100% of the purchases).

Note 11 – Subsequent events

On October 11, 2019, the Company entered into a Second Allonge Agreement with a lender whereby the principal amount of a convertible note dated on March 7, 2019 was increased by another $110,000 (“Second Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $100,000. The maturity date with respect to the Second Allonge Principal shall also be on March 7, 2020 and all the terms of the Note dated on March 7, 2019 remain as originally stated (see Note 7). The Company determined that there was no beneficial conversion feature as the effective conversion price is greater than the fair value of convertible instrument related to the Second Allonge Principal.

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

Results of Operations

For the three and nine months ended September 30, 2019 and 2018

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

Net Revenues

For the nine months ended September 30, 2019 and 2018, the Company generated revenues from the sales of ready to drink beverages amounted to $9,855 and $0, respectively. For the three months ended September 30, 2019 and 2018, the Company generated revenues from the sales of ready to drink beverages amounted to $9,355 and $0, respectively.

Cost of Sales

The primary components of cost of sales include the cost of the product, production cost, warehouse storage cost, cost of spoilage, and shipping fees. For the three and nine months ended September 30, 2019, the Company’s cost of sales amounted to $69,035 and $64,075, respectively. For the three and nine months ended September 30, 2019, gross loss was $54,720 and $59,180, respectively. There was no comparable cost of sales during the three and nine months ended September 30, 2018. These resulted to gross loss of $54,720 and $59,180 for the three and nine months ended September 30, 2019 as we have sold our remaining ready to drink tea products with remaining shelf-life of less than six months of the sell-by date at sales price below cost of the products. We have begun reviewing alternative packaging methods to reduce future production cost and increase product shelf life. Additionally, we wrote-off $14,309 of inventory due to spoilage and the value of the remaining cost of raw materials for our ready to drink tea beverage as we have shifted our focus on the product development of our Keto complete meal beverage.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2019 and 2018 were $725,450 and $758,341, a decrease of 32,891 or 4%. The decrease was primarily attributable to decrease in professional and consulting fees of $231,302 or 59% due to decrease in stock based compensation expense offset by increase in compensation of $91,075 or 41% due to the hiring of additional employees, increase in research and development expense of $40,644 or 1,462% related to product development of our Keto complete meal beverage, increase in sales, marketing and advertising expenses of $26,468 or 511% related to our sales promotion of our products, increase in general and administrative expenses of $40,224 or 30% primarily due to increase royalty expenses and lease expense.

Total operating expenses for the three months ended September 30, 2019 and 2018 were $244,639 and $211,925, an increase of $32,714 or 15%. The increase was primarily attributable to increase in professional and consulting fees of $20,097 or 54% due to increase consulting fees related to investor relation services, increase in research and development expense of $8,099 or 291% related to product development of our Keto complete meal beverage, and increase in in general and administrative expense of $9,339 or 14% primarily due to increase royalty expenses.

Other Income (Expense), net

Interest expense for the nine months ended September 30, 2019 and 2018 were $62,487 and $33,518, respectively, primarily related to interest expense and amortization of debt discount in connection with convertible notes. Interest expense for the three months ended September 30, 2019 and 2018 were $36,659 and $0, respectively, primarily related to interest expense and amortization of debt discount in connection with convertible notes.

Net Loss

Our net loss for the nine months ended September 30, 2019 and 2018 was $847,117 and $791,859, respectively, as a result of the items discussed above. Our net loss for the three months ended September 30, 2019 and 2018 was $336,018 and $211,925, respectively, as a result of the items discussed above.

As a result of the foregoing, we generated a net loss per common share – basic and diluted of ($0.08) and ($0.11) for the three and nine months ended September 30, 2019 as compared to a net loss per common share – basic and diluted of ($0.01) and ($0.03) for the three and nine months ended September 30, 2018, as a result of the discussion above.

Net Loss Available to Common Stockholders

Our net loss available to common stockholders for the nine months ended September 30, 2019 and 2018 was $2,098,917 and $791,859, respectively, as a result of the items discussed above. Our net loss available to common stockholder for the three months ended September 30, 2019 and 2018 was $1,532,818 and $211,925, respectively, as a result of the items discussed above.

The Down Round Feature was triggered on May 14, 2019 when the Company issued a convertible note payable with a conversion price of $.04. The Company measured the value of the effect of the feature upon the Down Round being triggered based on the incremental intrinsic value that resulted from triggering the Down Round Feature which was measured as the additional common stock shares that would be issued upon conversion due to the reduction in the conversion rate and the intrinsic value on the trigger date of May 14, 2019. . This difference of $1,251,800 has been recorded as a deemed dividend and has been reduced from the net loss available to common stockholders during the nine months ended September 30, 2019.

Liquidity and Capital Resources

For the nine months ended September 30, 2019 and 2018

The following table provides detailed information about our net cash flows:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash Flows
Net cash used in operating activities	$(654,204)	$(516,137)
Net cash used in investing activities	-	(36,348)
Net cash provided by financing activities	610,050	534,655
Net change in cash	$(44,154)	$(17,830)

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

Operating Activities

For the nine months ended September 30, 2019 and 2018

Cash used in operating activities for the nine months ended September 30, 2019 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net loss to net cash used in operating activities. Cash used in operating activities of $(654,204) consisted of a net loss of $(847,117). The net loss was partially offset by reconciliation of depreciation of $12,588, amortization of debt discount and ROU asset of $62,487 and $16,853, respectively, impairment expense of $24,899, inventory write-off of $14,309, net changes in operating assets and liabilities of $61,777 primarily from a decrease in inventory offset by the increase in accounts payable and accrued expenses. Cash used in operating activities for the nine months ended September 30, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(516,137) consisted of a net loss of $(791,859). The net loss was partially offset by reconciliation of depreciation of $7,887, amortization of debt discount of $29,703, stock-based compensation of $234,000 offset by net changes in operating assets and liabilities of $4,132 primarily from an increase in inventory and prepaid expenses offset by the increase in accounts payable and accrued expenses and decrease in advances to suppliers.

Investing Activities

For the nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018, we used cash in investing activities of $0 and $36,348, respectively, consisting of purchases of equipment and property.

Financing Activities

For the nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, we received net proceeds from issuance of convertible note of $610,050. For the nine months ended September 30, 2018 we received net proceeds from issuance of convertible notes of $120,000 and we raised $415,000 from the sale of our preferred stocks offset by repayment of advance to our CEO of $345.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2019 had a material impact on our operations.

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

With respect to the quarterly period ending September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of September 30, 2019:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2019, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

GRATITUDE HEALTH, INC.

Date: November 12, 2019	By:	/s/ Roy G. Warren, Jr.
Roy G. Warren, Jr.
Chief Operating Officer (Principal Operating Officer and Principal Financial Officer)