Form 10-K
period 2019-12-31
Gratitude Health, Inc.
filed 2020-05-14
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185083

GRATITUDE HEALTH, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	27-1517938
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4014 Chase Avenue, #212

Miami Beach, FL 33140

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (631) 964-1111

11231 US Highway One

Suite 200

North Palm Beach, FL 3340

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.03745 on such date, is $639,723.

As of April 20, 2020, there were 622,861,247 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Reliance on Securities and Exchange Commission Order

Gratitude Health, Inc., a Nevada corporation (the “Company”, “Gratitude”, “us”, “we” or “our”) is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 pursuant to the Securities and Exchange Commission Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by Securities and Exchange Commission Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Annual Report on Form 10-K due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 27, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of this Annual Report on Form 10-K by up to 45 days. As set forth therein, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency. In addition, the cancellation of in-person meetings and conferences has had an adverse impact on the Company’s business and financial condition and has hampered the Company’s ability to meet with customers to promote products, generate revenue and access usual sources of liquidity on reasonable terms, which in turn has negatively impacted the Company’s cash flow and its ability to pay for certain professional services. As a result, the Company’s books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses in these locations have precluded the Company’s personnel, particularly its senior accounting staff, from obtaining access to its subsidiaries’ books and records necessary to prepare the Company’s financial statements that, once audited, comprise the essence of the Annual Report on Form 10-K. Consequently, the Company was unable to timely file the Annual Report on Form 10-K without the extension provided for by the Order.

Item 1.	Business

THE COMPANY

The Company manufactures, sells and markets functional RTD (Ready to Drink) beverages sold under the “Gratitude” trademark. The Company’s initial products were the Chinese Dragon Well Green Teas which came in different flavors. This product was subsequently rebranded into “Gratitude Tea”. The Gratitude Tea products, which contain high levels of micronutrients called polyphenols, come in four flavors and are based on tea formulations derived from a U.S. patent (U.S. Patent No. 6,713,605 Tea Polyphenols Esters and Analogs) issued to the University of South Florida which the Company licensed pursuant to a Standard Exclusive License Agreement, executed in January 2018. This product was redesigned and repackaged from a single serve mason jar bottle to a single serve soft pack container.

During 2019, the Company was primarily focused on research and development of an additional product line called “Keto Fuel”, which is a ready to drink keto meal being offered in three flavors.

Merger

Merger Agreement

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (“Home Bistro”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub merged with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. The foregoing description is qualified in its entirety by the full text of the Merger Agreement, which is filed as Exhibit 10.3 to this Annual Report on Form 10-K.

Exchange Agreement

Prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange (the “Exchange”) of securities held by such securityholders for shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Convertible Preferred Stock, par value $0.001 (the “Series A Preferred Stock”), Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), stock options and convertible notes payable were converted into an aggregate of 172,377,500 shares of Common Stock on a fully diluted basis, consisting of 56,831,789 shares of Common Stock and warrants to purchase up to 115,545,711 shares of Common Stock. The 250,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) issued and outstanding as of the date of the Merger Agreement remain issued and outstanding and the other 250,000 shares of Series B Convertible Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement. The foregoing description is qualified in its entirety by the full text of the Exchange Agreement, a form of which is filed as Exhibit 10.4 to this Annual Report on Form 10-K.

Furthermore, in connection with the Exchange Agreement and the Merger Agreement, the Company agreed to issue to certain stockholders a warrant to purchase shares of Common Stock (the “Warrant”). The foregoing description is qualified in its entirety by the full text of the Warrant, a form of which is filed as Exhibit 10.5 to this Annual Report on Form 10-K.

Lock-Up and Leak-Out Agreement

In connection with the Merger, certain Company stockholders entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such stockholders agreed to certain restrictions regarding the resale of the Common Stock for a period of two years from the date of the Merger Agreement, as more fully detailed therein. The foregoing description is qualified in its entirety by the full text of the Lock-Up and Leak-Out Agreement, a form of which is filed as Exhibit 10.6 to this Annual Report on Form 10-K.

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement, pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of the Common Stock from such stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of Common Stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase up to an amount of the stockholder’s shares equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder during the Market Period. The Put Right expires fourteen (14) days from end of the Market Period. The foregoing description is qualified in its entirety by the full text of the Put Option Agreement, which is filed as Exhibit 10.7 to this Annual Report on Form 10-K.

Home Bistro

Since inception, Home Bistro has provided high quality, direct-to-consumer, ready-made gourmet meals and restaurant quality meats and seafood through its Colorado Prime brand. Home Bistro is uniquely positioned to take advantage of the developing market opportunity generated by consumers’ growing demand for prepared meals ordered online and delivered to their homes. Home Bistro’s focus is to provide restaurant quality gourmet meals to customers without the need for shopping, cooking or cleanup.

THE PRODUCTS AND PACKAGING:

Gratitude

Gratitude has been seeking to build the “Gratitude” brand through the launch of unique, naturally flavored and unsweetened RTD (Ready To Drink) teas.

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

While Green, White and Black teas are the most common types consumed in America, research shows that their growth is solid year-over-year but barely above flat. We believe this is due to two factors:

●	The category is staid and boring; and

●	RTD teas are not delivering on their health promises.

We are attempting to address these issues with unique varieties of tea that not only have interesting and curious names but also health research that supports their benefits. Naturally, we will be calorie and carb free and always strive for maximum antioxidant delivery. Our teas were originally sourced from Dragon Well in China. Our initial five flavors were:

●	Wildberry

●	Blood Orange

●	Mint

●	Original

●	Peach

In support of these unique flavors, and key to our brand building presentation, we are shifting our packaging from a “mason jar” (which the Company has ceased production of) to a soft pack container.

During 2019, the Company was primarily focused on research and development of an additional product line called “Keto Fuel” which is a ready to drink keto meal being offered in three flavors: cocoa chocolate, true vanilla and caffeinated mocha. After a small batch production run of Dragon Well Green Tea in March 2019, the Company turned its focus to development and testing of its Keto Fuel complete meal product. Efforts included obtaining suppliers and packaging for a small test production in June 2019 followed by a larger test at a prospective co-packer in December 2019. Packaging design was finalized, and an agreement was obtained with a broker to promote and distribute the Keto Fuel in Florida. A food quality consultant was contracted to review and advise on all aspects of the product formulation and production process. The product formulation is ready for commercial production that remains dependent on investor funding to procure ingredients, produce and package the final product, and bring to market. Keto Fuel will be sold via an internet sales/fulfillment center to individuals and to retailers via our sales and marketing broker. The Company is repackaging Dragon Well tea into a 500-milliliter tetra-pak to reduce cost and improve shipping, storage, and handling capabilities.

Home Bistro

Home Bistro offers a variety of meals and purchasing options to its customers. Customers can choose from individual meals, meal combos, dietary preferences, superbowls and chef choices. Customers can also choose from “Best Sellers” and “Premium Meats” through Home Bistro’s Colorado Prime operations. Home Bistro meals (such as Mediterranean Chicken with Orange Honey Sauce and Chianti Braised Short Ribs with Rice) are ordered online at www.homebistro.com and delivered fresh-frozen to the customer’s home or office. Meals typically consist of one protein, vegetable and starch, with accompanying sauces, packaged separately to allow customers a convenient choice of heating either by microwave or stovetop boiling. Colorado Prime is a direct to consumer brand of premium quality frozen proteins (such as beef, chicken, pork and fish), and prepared meals, soups, appetizers and desserts which are ordered online at www.primechop.com. We market these products primarily through outbound telemarketers. The Company offers credit to its Colorado Prime customers through a third-party finance company.

MARKET INFORMATION AND THE VALUE CHAIN AND ROUTES TO MARKET

Gratitude

We are the first company to introduce Chinese Dragon Well Tea to the mass RTD American market. Dragon Well is subtle in taste with a hint of chestnut and is the most popular tea in China being granted “Imperial” status. Because it is “Green”, our tea will be well known to the U.S. consumer. Because it is “DragonWell”, it will be a welcome new experience to the U.S. RTD market. All our teas are either low calorie—45 per 16oz—or unsweetened. Our “small batch * handmade” brand positioning features totally unique and first-to-market packaging that meets artisanal characteristics influencing today’s consumer purchase.

According to Zenith Global, a beverage consultancy, global consumption of RTD tea is expected to surpass 45 billion liters by 2021 and is the biggest of the emerging soft drink categories by volume growth. Furthermore, according to the Tea Association of USA in its 2017-18 tea market review and forecast: “Naturalness continues to drive consumers who demand foods that are closer to their unrefined or pure state, seeking “less processed” drinks, incentivizing companies to remove artificial ingredients. This trend will also encourage consumers to reach for foods in their most natural, original form, such as true teas, for health benefits, instead of supplements and nutraceuticals. Tea is a natural, simple and whole food.”

By marrying a famous and revered green tea in China with such organic flavors as Peach, Mint, Wildberry and Blood Orange, Gratitude is well positioned for our targeted consumer audience.

There will be two routes to market:

1.	Direct-to-Retail sales (grocery, big box, and drug chains) via a sales and marketing broker.

2.	Direct-to-Consumer sales via the internet. We will partner with a fulfillment company.

●	Value chain for channel one includes delivered pricing from Gratitude direct to the retailer. We will target a suggested retail price in these accounts. Knowing that these accounts demand net delivery to their warehouses and a SET gross margin, Gratitude will price cases at wholesale to this channel of trade at a set price per bottle per cost of goods sold as calculated so that the Company has already calculated its margin less cost of freight for delivery.

●	The second sales model is direct consumer sales through the internet. These sales are always made by the case with an added delivery fee to the individual. We will partner with a fulfillment company to handle orders and simply deliver to their regional warehouses. These sales provide great opportunity for gross margin having eliminated the distributor and retailer margin, but require significant digital marketing programs and advertising. We will use this channel immediately to service consumers that have heard of the brand but cannot find it at their local store yet. We know this channel will not be a large business initially but, as the brand grows, we plan to build this segment aggressively.

Home Bistro

The overall meal delivery market is currently divided into three primary segments: restaurant delivery, meal-kits and prepared meals/diet plans. According to a 2018 UBS report, “Driven by these three trends – lower production costs, improved logistics and strong demographics – we estimate the global online food ordering market could grow more than tenfold over the next decade or so, to $365bn by 2030 from $35bn today (2018).”

As consumers become increasingly time-starved and convenience-seeking, they have aggressively sought out alternatives to cooking at home or ordering take-out. While meal-kit providers and third-party restaurant delivery services have attracted the most attention over the last few years, raising substantial capital and achieving significant growth, prepared meal delivery services have begun to proliferate the market and fill yet another significant void within the sector.

Meal-Kits vs. Third-Party Delivery vs. Prepared Meals

Business models for meal-kit providers, third-party delivery services and prepared “heat-to-eat” meal companies, differ vastly from one another. Meal-kit companies such as Blue Apron, Home Chef and Sun Basket provide customers pre-portioned raw ingredients and recipes for a set number of meals every week. Utilizing the ingredients and following the recipes, customers create home cooked meals. On average, meals take anywhere from 30-60 minutes for preparation and cooking and another 15 minutes to clean up.

Third-party online delivery platforms such as Grubhub, Uber Eats and DoorDash offer access to restaurants’ menus via a single online portal. By logging on to a website or mobile app, consumers can quickly compare menus, prices and reviews. Customers then order directly from the app and cooked meals are delivered typically within 60 minutes by the restaurant, third party delivery service or the app platform itself.

Lastly, the prepared, heat-to-eat providers in the meal delivery segment (in which Home Bistro operates) ship fresh and fresh-frozen, fully-cooked meals direct-to-consumer. On average, these meals require heating for three to five minutes and they are ready to eat. The experience is extremely convenient and requires very little cleanup. The meals can typically be purchased individually, as combo packages or monthly subscriptions.

PRODUCTION

Gratitude

We used third party vendors to outsource and purchase raw materials as well as a co-packer. Our co-packer is independently owned and operated and functions as a third party manufacturing partner in order fulfill the inventory needs of Gratitude’s RTD brands. Our co-packer is located in the eastern United States, and currently we use one co-packer.

Home Bistro

Home Bistro’s recipes are provided to a third-party co-packer who cooks, packages, fulfills and ships customer orders. This co-packer ships from its location in San Diego, California.

Colorado Prime orders are processed through a third-party co-packer who fulfills and ships customer orders. This co-packer is based in North Carolina.

COMPETITION

Gratitude

Our competition is extensive and includes larger more established companies such as Arizona, Lipton, Gold Peak and Snapple, which have significantly greater financial, technical, sales and marketing resources than the Company, as well as numerous smaller independent providers.

Source: Statista 2018.

Home Bistro

In the direct-to-consumer prepared meal home delivery market segment, our competition is extensive and includes larger more established companies such as Jenny Craig, WW International and Nutrisystem which have significantly greater financial, technical, sales and marketing resources than the Company, as well as numerous smaller independent providers. We believe, however, there is considerable room for additional competitors offering modestly priced, high quality offerings, as the direct-to-consumer segment of the home delivery market for food continues to expand. In addition, we believe the competition for consumers seeking ready-made gourmet meals (such as Home Bistro) is less intensive than other niches such as weight loss, high protein, keto or paleo.

In the direct-to-consumer, high quality meats and seafood market segment, our competition is extensive and includes larger more established companies such as Omaha Steaks, Kansas City Steak Company and Snake River Farms which have significantly greater financial, technical, sales and marketing resources than the Company, as well as Butcher Block, D’Artagnan and Crowd Cow. We believe, however, there is considerable room for additional competitors offering modestly priced, high quality offerings, as the direct-to-consumer segment of the home delivery market for food continues to expand.

Home Bistro’s online competition consists primarily of national and local service providers, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of restaurants that also offer takeout. The Company also competes for diners with online competitors on the basis of convenience, control and customer care. For restaurants, Home Bistro competes with other online platforms based on its ability to generate additional orders, manage challenges such as customization, change orders, menu updates and specials and the ability to help them improve their operational efficiency.

RESEARCH AND DEVELOPMENT

Gratitude

Gratitude has solely licensed patented technology from a prominent U.S. university research foundation for their patent (U.S. Patent No. 6,713,605) for the use of tea polyphenol esters for cancer prevention and treatment. The patented invention relates to novel polyphenol esters derived from green teas, which are potent inhibitors of the growth of cancerous cells, and their use in the prevention and treatment of conditions characterized by abnormal cellular proliferation. For more information concerning this arrangement, see “INTELLECTUAL PROPERTY” below.

GOVERNMENT REGULATION

Gratitude; Home Bistro

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

INTELLECTUAL PROPERTY

Gratitude

Licensed Patents

U.S. Patent No. 6,713,605 Tea Polyphenols Esters and Analogs

In January 2018, we entered into a Standard Exclusive License Agreement (the “License Agreement”) whereby the licensor agreed to grant exclusive license to us for licensed patent owned or controlled by licensor. The licensed patent is related to tea polyphenols esters and analogs for cancer prevention and treatment. The term of this license began on January 8, 2018 and continues until the later of the date that no licensed patent remains a pending application or an enforceable patent, or the date on which Company’s obligation to pay royalties expires pursuant to the License Agreement. If the Company has not pursued a market or territory respecting the licensed patents within one year of the date of execution of this License Agreement and the licensor has received notice that a third party wishes to negotiate a license for such market or territory, the licensor may terminate the license granted in with respect to such market or territory upon sixty (60) days written notice to us. See Note 9 to the consolidated financial statements included elsewhere in this report. The License Agreement has been an important part of the Company’s business over the past two years as it forms the basis for its tea. The foregoing description of the License Agreement is qualified in its entirety by the full text of the License Agreement, which is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

Gratitude; Home Bistro

Trademarks

We own trademarks on certain of our products, including (i) Trademark serial number 87943839, “Gratitude®”; (ii) KetoFuel™ (trademark registration in progress); and (iii) Trademark serial numbers 86636971 and 86636968, “Home Bistro”.

EMPLOYEES

Gratitude

As of December 31, 2019, Gratitude had three full-time and one part-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Home Bistro

As of December 31, 2019, Home Bistro had two full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

OUR CORPORATE HISTORY AND RECENT DEVELOPMENTS

We were incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. On March 26, 2018, the Company merged with Gratitude Health Inc., a private company incorporated in Florida on September 14, 2017 (“Gratitude Subsidiary”), in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange. The consolidated financial statements are those of Gratitude Subsidiary (the accounting acquirer) prior to that merger and include the activity of the Company (the legal acquirer) from the date of that merger. Before that merger, business was focused on inventing, developing and producing aromatherapy devices and vaporizers. Since that merger, we have been engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark. As set forth in greater detail below, on April 20, 2020, we acquired Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business, through a “reverse merger” transaction. As a result of the Merger, Home Bistro became a wholly-owned subsidiary of the Company.

Subsequent to the Merger to acquire Home Bistro, the Company has moved its headquarters from Palm Beach Gardens, Florida to Miami Beach, Florida. The Company maintains the following websites: www.homebistro.com; www.primechop.co; www.organicgratitude.com; and www.ketofuel.com.

Recent Developments

On July 1, 2019, the Company’s founder and Chief Executive Officer Roy G. Warren died unexpectedly. Mr. Mike Edwards, who was a member of the Company’s board of directors at that time, assumed the position as interim CEO. On August 9, 2019, the Board of Directors appointed Roy G. Warren, Jr. as director and Chief Operating Officer. Roy G. Warren, Jr. is the son of the former Chief Executive Officer of the Company, Roy G. Warren.

On August 9, 2019, the Board of Directors approved the increase of the number of authorized shares of Common Stock from 300,000,000 shares to 600,000,000 shares. On April 7, 2020, the Board of Directors approved the increase of the number of authorized shares of Common Stock from 600,000,000 shares to 1,000,000,000.

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, sometimes referred to herein as “Merger Sub”, and Home Bistro entered into an Agreement and Plan of Merger, sometimes referred to herein as the “Merger Agreement”, pursuant to which, among other things, Merger Sub merged with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger, sometimes referred to herein as the “Merger”. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, each outstanding share of common stock of Home Bistro was converted into the right to receive fifteen thousand one hundred and point three (15,100.3) shares of Common Stock. Accordingly, the aggregate consideration issuable in the Merger to the former securityholders of Home Bistro is 767,838,260 shares of Common Stock on a fully-diluted basis consisting of 546,447,393 shares of Common Stock and warrants to purchase up to 221,390,867 shares of Common Stock. As a result of the Merger, the Company has 959,797,825 shares of Common Stock issued and outstanding on a fully-diluted basis consisting of 622,861,247 shares of Common Stock and warrants to purchase up to 336,936,578 shares of Common Stock. Following the Merger, the Company’s former stockholders now hold approximately twenty percent (20%) of Common Stock issued and outstanding, on a fully-diluted basis. On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies or practices. Furthermore, on April 20, 2020, Mr. Zalmi Duchman, the Chief Executive Officer of Home Bistro, Michael Finkelstein and Michael Novielli were appointed as directors of the Company. In addition, Mr. Duchman was appointed Chief Executive Officer. Home Bistro provides high quality, direct-to-consumer, ready-made meals at www.homebistro.com, and restaurant quality meats and seafood through its Colorado Prime brand at www.primechop.co. Home Bistro is uniquely positioned to take advantage of the developing market opportunity generated by consumers’ growing demand for prepared meals ordered online and delivered to their homes.

Prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange, sometimes referred to herein as the “Exchange,” of securities held by such securityholders for shares of Common Stock, as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, and options and convertible notes payable were converted into an aggregate of 172,377,500 shares of Common Stock on a fully diluted basis, consisting of 56,831,789 shares of Common Stock and warrants to purchase up to 115,545,711 shares of Common Stock. The 250,000 shares of Series B Convertible Preferred Stock issued and outstanding on the date of the Merger Agreement remain issued and outstanding and the other 250,000 shares of Series B Convertible Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement. Furthermore, in connection with the Exchange Agreement and the Merger Agreement, the Company agreed to issue to certain stockholders a warrant to purchase shares of Common Stock.

In connection with the Merger, certain Company stockholders entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such stockholders agreed to certain restrictions regarding the resale of the Common Stock for a period of two years from the date of the Merger Agreement, as more fully detailed therein.

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement, pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of the Common Stock from such stockholder no sooner than two years from the date of the Put Option Agreement, sometimes referred to herein as the “Market Period”. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars, sometimes referred to herein as the “Total Investment”, in gross proceeds from the sale of its shares of Common Stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase up to an amount of the stockholder’s shares equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder during the Market Period. The Put Right expires fourteen (14) days from end of the Market Period.

The Company plans to: (i) change its name to “Home Bistro, Inc.” (the “Name Change”); (ii) request a change to its ticker symbol (the “New Symbol”); and (iii) effect a reverse stock split of its Common Stock at a ratio of approximately 1-for-32 shares (the “Reverse Split”, together with the Name Change and the New Symbol, the “Corporate Actions”). The Company intends to consummate the Corporate Actions as soon as possible and upon approval from the Secretary of State of the State of Nevada and the Financial Industry Regulatory Authority. Although the Company hopes to have all regulatory approvals on or before June 1, 2020, the Company can make no guarantees that it will receive any such approvals by that date.

Item 1A.	Risk Factors

In the execution of our business strategy, our operations and financial condition are subject to certain risks. A summary of certain material risks is provided below, and you should take such risks into account in evaluating any investment decision involving the Company. This section does not describe all risks applicable to us and is intended only as a summary of certain material factors that could impact our operations in the industries in which we operate. Other sections of this report contain additional information concerning these and other risks.

Risks Relating to Our Business Generally

There is substantial doubt about our ability to continue as a going concern.

We had had net losses of approximately $1,173,493 and $1,018,600 for the years ended December 31, 2019 and 2018, respectively. The net cash used in operations was approximately $877,617 and $758,859 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of approximately $3,603,505 at December 31, 2019. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for a period of twelve months for the issuance date of this report as described in Note 3 in our consolidated financial statements for the year ended December 31, 2019.

Management cannot provide assurance that we will ultimately achieve sufficient profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company may seek to raise capital through additional debt and/or equity financings and generate sufficient revenues to fund its operations in the future.

Although management believes there is substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

Our business strategy relating to the development and introduction of new products and services exposes us to risks such as limited customer and/or market acceptance and additional expenditures that may not result in additional net revenue.

An important component of our business strategy is to focus on new products and services that enable us to provide immediate value to our customers. Customer and/or market acceptance of these new products and services cannot be predicted with certainty, and if we fail to execute properly on this strategy or to adapt this strategy as market conditions evolve, our ability to grow revenue and our results of operations may be adversely affected. If we fail to successfully implement our business strategy, our financial performance and our growth could be materially and adversely affected.

If we fail to successfully implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for more information regarding our business strategy. There are risks involved in pursuing our strategy, including the ability to hire or retain the personnel necessary to manage our strategy effectively.

In addition to the risks set forth above, implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

We may fail to realize the anticipated benefits and cost savings of the acquisition of Home Bistro, which could adversely affect the value of our common stock.

The ultimate success of the acquisition of Home Bistro will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of Home Bistro with our legacy business. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

●	our ability to combine successfully the business of Home Bistro with our legacy business, including with respect to the integration of our systems and technology;

●	whether the combined businesses will perform as currently expected;

●	the possibility that we paid more for Home Bistro than the value we will derive from the acquisition; and

●	the assumption of known and unknown liabilities of Home Bistro.

If we are not able to successfully combine the business of Home Bistro with our legacy business within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common stock may be adversely affected.

We cannot provide assurances that Home Bistro’s business and our legacy business can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or in unexpected integration issues, higher than expected integration costs, and an overall integration process that takes longer than originally anticipated. In addition, at times, the attention of certain members of our management and resources may be focused on completion of the integration and diverted from day-to-day business operations, which may disrupt our ongoing business. We may experience difficulties associated with the implementation and/or integration of new businesses, services (including outsourced services), technologies, solutions, or products.

We may face difficulties, costs, and delays in effectively implementing and/or integrating acquired businesses, services (including outsourced services), technologies, solutions, or products into our business. Implementing internally-developed solutions and products, and/or integrating newly acquired businesses, services (including outsourced services), and technologies could be time-consuming and may strain our resources. Consequently, we may not be successful in implementing and/or integrating these new businesses, services, technologies, solutions, or products and may not achieve anticipated revenue and cost benefits.

We may experience difficulties associated with the implementation and/or integration of new businesses, services (including outsourced services), technologies, solutions, or products.

We may face difficulties, costs, and delays in effectively implementing and/or integrating acquired businesses, services (including outsourced services), technologies, solutions, or products into our business.  Implementing internally-developed solutions and products, and/or integrating newly acquired businesses, services (including outsourced services), and technologies could be time-consuming and may strain our resources. Consequently, we may not be successful in implementing and/or integrating these new businesses, services, technologies, solutions, or products and may not achieve anticipated revenue and cost benefits.

Changes in macroeconomic conditions may adversely affect our business.

Economic difficulties and other macroeconomic conditions could reduce the demand and/or the timing of purchases for certain of our services from customers and potential customers. In addition, changes in economic conditions could create liquidity and credit constraints. We cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, that the terms and conditions would be acceptable to us.

The effects of the outbreak of the novel coronavirus (“COVID-19”) have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients’ and counterparties’ operations, which could have an adverse effect on our business, financial condition and results of operations.

The effects of the outbreak of the novel coronavirus have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients’ and counterparties’ operations, which could have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of individuals infected with COVID-19. All states have declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

●	Our employees contracting COVID-19;

●	Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations;

●	Unavailability of key personnel necessary to conduct our business activities;

●	Unprecedented volatility in global financial markets;

●	Reductions in revenue across our operating businesses;

●	Closure of our offices or the offices of our clients; and

●	De-globalization.

Furthermore, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency. In addition, the cancellation of in-person meetings and conferences has had an adverse impact on the Company’s business and financial condition and has hampered the Company’s ability to meet with customers to promote products, generate revenue and access usual sources of liquidity on reasonable terms, which in turn has negatively impacted the Company’s cash flow and its ability to pay for certain professional services.

The COVID-19 pandemic also has the potential to significantly impact our Home Bistro segment’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, our service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of our Home Bistro segment’s products.

We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sectors in particular. To date, the Company has been able to avoid layoffs and furloughs of employees.

As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our business strategies. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries’ business, operations, consolidated financial condition, and consolidated results of operations.

A failure of our information technology or systems could adversely affect our business.

Our ability to deliver our products and services depends on effectively using information technology. We rely upon our information technology and systems, employees, and third parties for operating and monitoring all major aspects of our business. These technologies and systems and, therefore, our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, data privacy or security breaches, computer viruses, computer hacking, network penetration or other illegal intrusions or other unexpected events. Any disruption in the operation of our information technology or systems, regardless of the cause, could adversely impact our operations, which may adversely affect our financial condition, results of operations and cash flows.

A cybersecurity incident could result in the loss of confidential data, give rise to remediation and other expenses, expose us to liability under consumer protection laws, common law theories or other laws, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

The nature of our business involves the receipt, storage and use of personal data about our customers, as well as employees. Additionally, we rely upon third parties that are not directly under our control to store and use portions of that personal data as well. The secure maintenance of this and other confidential information or other proprietary information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, technology failures, and advanced attacks against information systems create risk of cybersecurity incidents. We cannot provide assurance that we or our third-party vendors or other service providers will not be subject to cybersecurity incidents, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee, or our information; or other data subject to privacy laws. Such cybersecurity incidents or delays in responding to or remedying damage caused by such incidents may lead to a disruption in our systems or business, costs to modify, enhance, or remediate our cybersecurity measures, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to enforcement actions, fines, regulatory proceedings or litigation against us, damage to our business reputation, a reduction in participation and sales of our products and services, and legal obligations to notify customers or other affected individuals about an incident, which could cause us to incur substantial costs and negative publicity, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats or to investigate and remediate any cybersecurity vulnerabilities.

Our business is subject to changing privacy and security laws, rules and regulations, including the Payment Card Industry Data Security Standards, the Telephone Consumer Protection Act and other state privacy regulations, which impact our operating costs and for which failure to adhere could negatively impact our business.

Our business is subject to various privacy and data security laws, regulations, and codes of conduct that apply to our various business units (e.g., Payment Card Industry Data Security Standards and Telephone Consumer Protection Act (“TCPA”)). These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. While we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws as well as new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions, thereby further impacting our business. For example, the California Consumer Privacy Act of 2018 (“CCPA”), went into effect on January 1, 2020, and it applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ data access and deletion requests. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third-parties do not have appropriate controls in place to protect such personal, confidential or proprietary information. Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data. The obligations imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

We depend on our management team.

The Company’s future success primarily depends on the efforts of the existing management team, particularly, Zalmi Duchman, our Chief Executive Officer. Loss of the services of Mr. Duchman could materially and adversely affect the Company’s business prospects. We do not carry “key-man” life insurance on the lives of any of our employees or advisors. As sufficient funds become available, the Company intends to hire additional qualified personnel. Significant competition exists for such personnel and, accordingly, our compensation costs may increase significantly. The Company believes it will be able to recruit and retain personnel with the skills required for present needs and future growth, but cannot assure it will be successful in those efforts.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly skilled managerial and other personnel are critical to our future, and competition for experienced employees can be intense. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring may harm our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key newly hired employees could adversely affect our business and results of operations.

We face competition for staffing, which may increase our labor costs and reduce profitability.

We compete with other food and beverage services providers in recruiting qualified management, including executives with the required skills and experience to operate and grow our business, and staff personnel for the day-to-day operations of our business. These challenges may require us to enhance wages and benefits to recruit and retain qualified management and other professionals. Difficulties in attracting and retaining qualified management and other professionals, or in controlling labor costs, could have a material adverse effect on our profitability.

We are or may become a party to litigation that could potentially force us to pay significant damages and/or harm our reputation.

We could be subject to certain legal proceedings, which potentially involve large claims and significant defense costs (see “Legal Proceedings”). These legal proceedings and any other claims that we may face in the future, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. The coverage limits of our insurance policies may not be adequate to cover all such claims and some claims may not be covered by insurance. Additionally, insurance coverage with respect to some claims against us or our directors and officers may not be available on terms that would be favorable to us, or the cost of such coverage could increase in the future. Further, although we believe that we have conducted our operations in compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations. In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

Third parties may infringe on our brands, trademarks and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brands. If we fail to successfully enforce our intellectual property rights, the value of our brands, services and products could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property. Any legal action that we may bring to protect our brands and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

We may be subject to intellectual property rights claims.

Third parties may make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

Damage to our reputation could harm our business, including our competitive position and business prospects.

Our ability to attract and retain customers and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including employee misconduct, cyber security breaches, unethical behavior, litigation or regulatory outcomes, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

We rely on third parties to provide us with adequate food supply, freight and fulfillment and Internet and networking services, the loss or disruption of any of which could cause our revenue, earnings or reputation to suffer.

We rely on third-party manufacturers to supply all of the food and other products we sell as well as packaging materials. If we are unable to obtain sufficient quantity, quality and variety of food, other products and packaging materials in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of our brands.

Currently, all of our Home Bistro order fulfillment is handled by one third-party provider. Also, almost all of our direct to consumer Home Bistro customer orders are shipped by one third-party provider and almost all of our orders for Home Bistro retail programs are shipped by another third-party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be adversely affected. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

Our business also depends on a number of third parties for Internet access and networking, and we have limited control over these third parties. Should our network connections go down, our ability to fulfill orders would be delayed. Further, if our websites or call center become unavailable for a noticeable period of time due to Internet or communication failures, our business could be adversely affected, including harm to our brands and loss of sales.

Therefore, we are dependent on these third parties. The services we require from these parties may be disrupted by a number of factors, including the following:

●	labor disruptions;

●	delivery problems;

●	financial condition or results of operations;

●	internal inefficiencies;

●	equipment failure;

●	severe weather;

●	fire;

●	natural or man-made disasters; and

●	with respect to our food suppliers, shortages of ingredients or United States Department of Agriculture (“USDA”) or United States Food and Drug Administration (“FDA”) compliance issues.

Further, if a regional or global health epidemic or pandemic occurs, such as COVID-19, depending upon its location, duration and severity, our business could be severely affected. A regional or global health epidemic or pandemic might also adversely affect our business by disrupting the operations of our call center, creating negative popular sentiment among consumers of delivered food, or by disrupting or delaying our third-party providers’ ability to, among other things (i) supply the products that we sell, as well as packaging materials, (ii) fulfill segment customer orders and (iii) provide internet and networking services.

Our industries are highly competitive. If any of our competitors or a new entrant into the market with significant resources has products similar to ours, our business could be significantly affected.

Competition is intense in the meal delivery services industry and the beverage industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. Some of our competitors are significantly larger than we are and have substantially greater resources. Our business could be adversely affected if someone with significant resources decided to imitate our services or products. Any increased competition from new entrants into our segments’ industry or any increased success by existing competition could result in reductions in our sales or prices, or both, which could have an adverse effect on our business and results of operations.

If we do not continue to receive referrals from existing Home Bistro segment customers, our Home Bistro segment’s customer acquisition cost may increase.

We rely on word-of-mouth advertising for a portion of our new Home Bistro segment customers. If our brands suffer or the number of customers acquired through referrals drops due to other circumstances, our costs associated with acquiring new Home Bistro segment customers and generating revenue will increase, which will, in turn, have an adverse effect on our profitability.

Changes in customer preferences could negatively impact our operating results.

Our Home Bistro segment programs feature gourmet online meal delivery service selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our Home Bistro segment programs versus various other food services. Changes in customer tastes and preferences away from our ready-to-go food, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results and cash flows.

Our success is also dependent on our food innovation including maintaining a robust array of food items and improving the quality of existing items. If we do not continually expand our food items or provide customers with items that are desirable in taste and quality, our business could be adversely impacted.

The industry in which our Home Bistro segment operates is subject to governmental regulation that could increase in severity and hurt results of operations.

The industry in which our Home Bistro segment operates is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the FTC, regulate and enforce such laws relating to advertising, disclosures to customers, privacy, customer pricing and billing arrangements and other customer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity and restrictions on our business operations.

Other aspects of the industry in which our Home Bistro segment operates are also subject to government regulation. For example, the manufacturing, labeling and distribution of food products are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and requiring us to refund amounts paid by all affected customers or pay other damages, which could be substantial.

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are becoming more prevalent and some remain unsettled. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws, regulations or interpretations, our business could be adversely affected.

Future laws or regulations, including laws or regulations affecting our marketing and advertising practices, relations with customers, employees, service providers, or our services and products, may have an adverse impact on us.

The sale of ingested products involves product liability and other risks.

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of our business. We may also be subject to claims that our Home Bistro segment products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and adversely affect our results of operations. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brands and may result in decreased product sales and, as a result, lower revenue and profits.

Risks Related to an Investment in Our Common Stock

There is currently a limited public market for our common stock, a trading market for our common stock may never develop, and our common stock prices may be volatile and could decline substantially.

Although our common stock is quoted on OTC Markets, OTCQB tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “GRTD,” there has been no material public market for our common stock. In these marketplaces, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

Moreover, there can be no assurance that any stockholders will sell any or all of their shares of common stock and there may initially be a lack of supply of, or demand for, our common stock. In the case of a lack of supply for our common stock, the trading price of our common stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our common stock because they are unable to purchase a block of shares in the open market due to a potential unwillingness of our stockholders to sell the amount of shares at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of demand for our common stock, the trading price of our common stock could decline significantly and rapidly at any time.

We intend to list shares of our common stock on a national securities exchange in the future, but we do not now, and may not in the future, meet the initial listing standards of any national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Therefore, an active, liquid, and orderly trading market for our common stock may not initially develop or be sustained, which could significantly depress the public price of our common stock and/or result in significant volatility, which could affect your ability to sell your common stock. Even if an active trading market develops for our common stock, the market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

Our CEO has significant voting power and may take actions that may not be in the best interests of our other stockholders.

Stockholders have limited ability to exercise control over the Company’s daily business affairs and implement changes in its policies because management beneficially owns a majority of the current shares of Common Stock. As of April 20, 2020, the Company’s Chief Executive Officer, Mr. Zalmi Duchman beneficially owns 50.7% of the Common Stock. As directors and officers of the Company, the Company’s management team has a fiduciary duty to the Company and must act in good faith in the manner it reasonably believes to be in the best interest of the members. As stockholders, the management team is entitled to vote its shares in its own interest, which may not always be in the best interest of the stockholders.

We are not subject to the rules of a national securities exchange requiring the adoption of certain corporate governance measures and, as a result, our stockholders do not have the same protections.

We are quoted on the OTCQB marketplace and are not subject to the rules of a national securities exchange, such as the New York Stock Exchange or the Nasdaq Stock Market. National securities exchanges generally require more rigorous measures relating to corporate governance designed to enhance the integrity of corporate management. The requirements of the OTCQB afford our stockholders fewer corporate governance protections than those of a national securities exchange. Until we comply with such greater corporate governance measures, regardless of whether such compliance is required, our stockholders will have fewer protections such as those related to director independence, stockholder approval rights and governance measures designed to provide board oversight of management.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, or we become subject to Section 15(d) of the Exchange Act, we will be a “voluntary filer.”

We are not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. We have in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about us and our operations is publicly available to our stockholders and potential investors. Until we become subject to the reporting requirements under the Exchange Act, we are a “voluntary filer” and we are currently considered a non-reporting issuer under the Exchange Act. We will not be required to file reports under Section 13(a) or 15(d) of the Exchange Act until the earlier to occur of: (i) our registration of a class of securities under Section 12 of the Exchange Act, which would be required if we list a class of securities on a national securities exchange or if we meet the size requirements set forth in Section 12(g) of the Exchange Act, or which we may voluntarily elect to undertake at an earlier date; or (ii) the effectiveness of a registration statement under the Securities Act relating to our common stock. Until we become subject to the reporting requirements under either Section 13(a) or 15(d) of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements. In addition, if we do not register under Section 12 of the Exchange Act, and remain a “voluntary filer”, we could cease filing annual, quarterly or current reports under the Exchange Act.

If our common stock becomes subject to the “penny stock” rules, it could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If the price if our common stock is less than $5.00, our common stock will be deemed a penny stock. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Our common stock prices may be volatile which could cause the value of an investment in our common stock to decline.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock. The public price of our common stock may be subject to wide fluctuations in response to the risk factors described in this Annual Report and others beyond our control, including:

●	the number of shares of our common stock publicly owned and available for trading;

●	actual or anticipated quarterly variations in our results of operations or those of our competitors;

●	our actual or anticipated operating performance and the operating performance of similar companies in our industry;

●	our announcements or our competitors’ announcements regarding, significant contracts, acquisitions, or strategic investments;

●	general economic conditions and their impact on the food and beverage markets;

●	the overall performance of the equity markets;

●	threatened or actual litigation;

●	changes in laws or regulations relating to our industry;

●	any major change in our board of directors or management;

●	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; and

●	sales or expected sales of shares of our common stock by us, and our officers, directors, and significant stockholders.

In addition, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results, and financial condition.

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:

●	Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	Not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; and

●	Reduced disclosure obligations for our annual and quarterly reports, proxy statements and registration statements.

We will remain a smaller reporting company until the end of the fiscal year in which (1) we have a public common equity float of more than $250 million, or (2) we have annual revenues for the most recently completed fiscal year of more than $100 million plus we have any public common equity float or public float of more than $700 million. We also would not be eligible for status as smaller reporting company if we become an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company.

We do not expect to pay any cash dividends to the holders of the common stock in the foreseeable future and the availability and timing of future cash dividends, if any, is uncertain.

We expect to use cash flow from future operations to support the growth of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Our board of directors will determine the amount and timing of stockholder dividends, if any, that we may pay in future periods. In making this determination, our directors will consider all relevant factors, including the amount of cash available for dividends, capital expenditures, covenants, prohibitions or limitations with respect to dividends, applicable law, general operational requirements and other variables. We cannot predict the amount or timing of any future dividends you may receive, and if we do commence the payment of dividends, we may be unable to pay, maintain or increase dividends over time. Therefore, you may not be able to realize any return on your investment in our common stock for an extended period of time, if at all.

Future sales of our common stock, or the perception that such sales may occur, may depress our share price, and any additional capital through the sale of equity or convertible securities may dilute your ownership in us.

We may in the future issue our previously authorized and unissued securities. We are authorized to issue 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock will result in the dilution of the ownership interests of the holders of our common stock and may create downward pressure on the trading price, if any, of our common stock.

On March 19, 2018, the Company designated 500,000 shares of Series B Preferred Stock, par value $0.001 per share. Each share of Series B Preferred Stock is convertible into shares of Common Stock with a stated value of $10 per share of Series B Preferred Stock and conversion price of $0.10 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalizations or otherwise, and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred. The Series B Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the Stated Value plus any accrued and unpaid dividends thereon and any other fees due and owing. Holders of Series B Preferred Shares voting as a single class, in the aggregate, are entitled to vote with all voting securities of the Company on all matters submitted to the holders of voting securities for vote with the holders of the Series B Preferred Shares entitling the holder thereof to cast that number of votes equal to the number of shares of Common Stock issued and outstanding eligible to vote, at the time of the respective vote plus the number of votes which all other series, or classes of securities are entitled to cast together with the holders of Common Stock at the time of the relevant vote plus one additional share of Common Stock. Solely with respect to matters of the Company’s capitalization and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or bylaws.

Furthermore, in connection with the Exchange Agreement and the Merger Agreement, the Company agreed to issue to certain stockholders a warrant to purchase shares of Common Stock.

The exercise, conversion or exchange of convertible securities, including for other securities, will dilute the percentage ownership of our stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding securities will have a dilutive effect on the securities held by our stockholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of preferred stock could affect the value of the common stock.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer a smaller reporting company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We will continue to incur significant costs in staying current with reporting requirements. Our management will be required to devote substantial time to compliance initiatives. Additionally, the lack of an internal audit group may result in material misstatements to our financial statements and ability to provide accurate financial information to our stockholders.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, which are necessary to remain as a public reporting company, will be costly because external third party consultant(s), attorneys, or other firms may have to assist us in following the applicable rules and regulations for each filing on behalf of the company

We currently do not have an internal audit group, and we may eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that our officers and directors have limited experience as an officer or director of a reporting company, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

Moreover, if we are not able to comply with the requirements or regulations as a public reporting company in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Many of our officers and directors lack significant experience in, and with, the reporting and disclosure obligations of publicly-traded companies in the United States.

Many of our officers and directors lack significant experience in, and with the reporting and disclosure obligations of publicly-traded companies, and with serving as an officer and or director of a publicly-traded company. This lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our officers’ and director’s ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act and the Exchange Act, that involve risk and uncertainties. Any statements contained in this prospectus that are not statements of historical fact may be forward-looking statements. When we use the words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others:

●	current or future financial performance;

●	management’s plans and objectives for future operations;

●	uncertainties associated with product research and development;

●	uncertainties associated with dependence upon the actions of government regulatory agencies;

●	product plans and performance;

●	management’s assessment of market factors; and

●	statements regarding our strategy and plans.

Item 2.	Properties

Subsequent to the Merger to acquire Home Bistro, the Company moved its corporate headquarters from 11231 US Highway One, Suite 200, North Palm Beach, FL 33408 to 4014 Chase Avenue, #212, Miami Beach, FL 33140. Our telephone number, including area code, is (631) 964-1111.

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

Market Information

Our common stock is currently approved for quotation on the OTC Bulletin Board (OTCQB) maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “GRTD”. The table below sets forth the high and low closing price per share of our common stock for each quarter during 2018 and 2019. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
31-Mar-18	$0.79	$0.05
31-June-18	$0.10	$0.05
31-Sep-18	$0.08	$0.01
31-Dec-18	$0.15	$0.01
31-Mar-19	$0.11	$0.03
30-Jun-19	$0.09	$0.03
30-Sep-19	$0.05	$0.02
31-Dec-19	$0.03	$0.01

Holders

As of May 5, 2020, there were approximately 113 holders of record of our common stock. The Company is currently working with its transfer agent to reflect the issuance of the Company’s shares of Common Stock to the legacy Home Bistro shareholders in accordance with the Merger Agreement.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the year ended December 31, 2019, were previously disclosed in a Quarterly Report on Form 10-Q.

●	On February 13, 2019, the Company issued an unsecured promissory note for principal borrowings of $50,000. The 10% promissory note and all accrued interest were due on February 22, 2019. Any amount of principal or interest on this promissory note which was not paid when due would bear interest at the rate of 20% per annum from the due date. In March 2019, this note was repaid in full using proceeds from the issuance of a convertible note as discussed below.

●	On March 7, 2019 and on May 14, 2019, the Company closed a financing transaction by entering into a Securities Purchase Agreement, also referred to herein as the “Securities Purchase Agreement”, with an accredited investor for purchase of a promissory note, also referred to herein as the “Note”, and together with other notes issued under the Securities Purchase Agreement, the “Notes”, an aggregate principal amount of $550,000 and gross cash proceeds of $500,000 (out of an aggregate of up to $550,000 principal amount of Notes representing $1.10 of note principal for each $1.00 of proceeds which can be purchased in subsequent closings in minimum amounts of $25,000). The March 7, 2019 and May 14, 2019 promissory notes were convertible into Common Stock at an initial conversion price of $0.05 and $0.04, respectively, which is subject to price protection, whereby upon any issuance of securities of the Company at a price below the effective conversion price of the Notes is adjusted to the new lower issuance price. The Notes had a term of one year from the date of issuance. The Company received gross proceeds of $500,000 of which $50,000 was used to pay the promissory note issued in February 2019. See “Recent Developments” above. On August 12, 2019, the Company entered into an Allonge Agreement with a lender whereby the principal amount of the convertible note dated on March 7, 2019 was increased by $137,500 (“Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $125,000. The maturity date with respect to the Allonge Principal was on March 7, 2020 and all the terms of the Note dated on March 7, 2019 remained as originally stated except the Allonge Principal was convertible into Common Stock at an initial conversion rate of $0.04, subject to price protection. On October 11, 2019, the Company entered into a Second Allonge Agreement with a lender whereby the principal amount of the Note dated on March 7, 2019 was increased by another $110,000 (“Second Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $100,000. The maturity date with respect to the Second Allonge Principal was also on March 7, 2020 and all the terms of the Note dated on March 7, 2019 remained as originally stated. On November 19, 2019, the Company entered into a Third Allonge Agreement with a lender whereby the principal amount of a convertible note dated on March 7, 2019 was increased by another $247,500 (“Third Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $225,000. The maturity date with respect to the Third Allonge Principal was also on March 7, 2020 and all the terms of the Note dated on March 7, 2019 remained as originally stated.

●	In June 2019, the Company issued 250,000 shares of the Common Stock in exchange for the conversion of 1,000 shares of Series A Preferred Stock.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

Authorized Capital Stock

The authorized capital of the Company consists of 1,000,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

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

Preferred Stock

On March 19, 2018, the Company designated 520,000 shares of Series A Preferred Stock, par value $0.001 per share. Each share of Series A Preferred Stock is convertible into shares of Common Stock with a stated value of $10 per share of Series A Preferred Stock and conversion price of $0.10 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise, and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred. The holders of the Series A Preferred Stock shall not possess any voting rights. The Series A Preferred Stock does not contain any redemption provision. The Series A Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

On March 19, 2018, the Company designated 500,000 shares of Series B Preferred Stock, par value $0.001 per share. Each share of Series B Preferred Stock is convertible into shares of Common Stock with a stated value of $10 per share of Series B Preferred Stock and conversion price of $0.10 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalizations or otherwise, and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred. The Series B Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the Stated Value plus any accrued and unpaid dividends thereon and any other fees due and owing. Holders of Series B Preferred Shares voting as a single class, in the aggregate, are entitled to vote with all voting securities of the Company on all matters submitted to the holders of voting securities for vote with the holders of the Series B Preferred Shares entitling the holder thereof to cast that number of votes equal to the number of shares of Common Stock issued and outstanding eligible to vote, at the time of the respective vote plus the number of votes which all other series, or classes of securities are entitled to cast together with the holders of Common Stock at the time of the relevant vote plus one additional share of Common Stock. Solely with respect to matters of the Company’s capitalization and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or bylaws.

On August 1, 2018, the Company designated 1,000 shares of Series C Preferred Stock, par value $0.001 per share. Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $200 per share of Series C Preferred Stock and conversion price of $0.05 per share, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise, and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred, .. The Series C Preferred Stock votes with the common stock on a fully as converted basis. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing. In October 2018, the Board of Directors of the Company approved and authorized an amendment to increase the number of designated authorized shares of the Series C preferred stock from 1,000 to 2,500 shares.

The “Down Round” feature embedded in all series of preferred stock was triggered on May 14, 2019 when the conversion price of a convertible note payable was issued at $0.04.

As set forth above, prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange, also referred to herein as the “Exchange”, of securities held by such securityholders for shares of Common Stock, as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, stock options and convertible notes payable were converted into an aggregate of 172,377,500 shares of Common Stock on a fully diluted basis, consisting of 56,831,789 shares of Common Stock and warrants to purchase up to 115,545,711 shares of Common Stock. The 250,000 shares of Series B Convertible Preferred Stock issued and outstanding on the date of the Merger Agreement remain issued and outstanding and the other 250,000 shares of Series B Convertible Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement.

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

On March 26, 2018, the Company (sometimes referred to herein as the “Acquiror”), Hamid Emarlou, the principal shareholder of the Acquiror (the “Acquiror Principal Shareholder”), Gratitude Subsidiary (sometimes referred to herein as the “Acquiree”), and each of the persons who were shareholders of the Acquiree (collectively, the “Acquiree Shareholders,” and individually an “Acquiree Shareholder”) entered into a Share Exchange Agreement (the “2018 Exchange Agreement”) pursuant to which the Acquiree Shareholders (who were the holders of all of the issued and outstanding shares of common stock of the Acquiree (the “Acquiree Interests”)) agreed to transfer to the Acquiror, and the Acquiror agreed to acquire from the Acquiree Shareholders, all of the Acquiree Interests, in exchange (the “Share Exchange”) for the issuance of 520,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock, to the Acquiree Shareholders (the “Acquiror Shares”), which Acquiror Shares, upon conversion into 102,000,000 shares of common stock of the Acquiror, constituted approximately 85.84% on a fully diluted basis of the issued and outstanding shares of Common Stock immediately after the closing of the transactions contemplated thereby, in each case, on the terms and conditions as set forth in the 2018 Exchange Agreement. For accounting purposes, the Share Exchange was treated as an acquisition of Acquiror and a recapitalization of Acquiree. Acquiree is the accounting acquirer, and the result is of its operations carryover. On the closing date, Acquiror Principal Shareholder entered into a Spin Off Agreement with the Company for the sale of the existing wholly owned Vapir, Inc. subsidiary of the Company in exchange for Acquiror Principal Shareholder’s 36,309,768 shares of Common Stock. The Spin Off Agreement closed on April 14, 2018. The Company recognized the disposition of the Vapir business on the date of merger.

As a result of the 2018 Exchange Agreement, for financial statement reporting purposes, the business combination between the Company and Acquiree has been treated as a reverse acquisition and recapitalization with the Acquiree deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB ASC Section 805-10-55. At the time of the 2018 Exchange Agreement, both the Company and Acquiror have their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the 2018 Exchange Agreement are those of the Acquiree and are recorded at the historical cost basis of the Acquiree. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of the Acquiree which are recorded at historical cost. The results of operations of the Company are consolidated with results of operations of the Acquiree starting on the date of the 2018 Exchange Agreement. The equity of the consolidated entity is the historical equity of Gratitude Subsidiary retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition.

Overview

Gratitude Health Inc. was originally incorporated under the laws of the State of Nevada on December 17, 2009 under the name Apps Genius Corp. Our original business was to develop, market, publish and distribute social games and software applications that consumers could use on a variety of platforms, including social networks, wireless devices and stand-alone websites. We were unsuccessful in operating our business and on October 7, 2013 we entered into a Membership Interest Purchase Agreement with FAL Minerals LLC and we changed our name to FAL Exploration Corp. The agreement with FAL Minerals LLC has since been terminated and we entered into an Exchange Agreement with Vapir, Inc. and its shareholders. In December 2014, the Company changed its name into Vapir Enterprises, Inc. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. The Company’s principal business was focused on inventing, developing and producing aromatherapy devices and vaporizers. On March 26, 2018, the Company merged with Gratitude Subsidiary, a private company incorporated in Florida on September 14, 2017, in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange, and the business of Gratitude Subsidiary became the business of the Company. On March 26, 2018, Gratitude Subsidiary, which is the historical business of the Company’s wholly-owned subsidiary, entered into a Share Exchange Agreement with the Company, Gratitude Subsidiary, all of the stockholders of Gratitude Subsidiary, and the Company’s principal stockholder whereby the Company agreed to acquire all of the issued and outstanding capital stock of Gratitude Subsidiary in exchange for the issuance of 520,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock, to the stockholders of Gratitude Subsidiary, upon conversion into 102,000,000 shares of the Company’s common stock. On March 26, 2018, the transaction closed and Gratitude Subsidiary is now a wholly-owned subsidiary of the Company. The number of shares issued represented approximately 86% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement. On April 20, 2020, pursuant to the Merger Agreement, the Company acquired Home Bistro through a “reverse merger” transaction. Following the Merger, the Company’s pre-merger stockholders now hold approximately twenty percent (20%) of Common Stock issued and outstanding, on a fully-diluted basis.

The Company is engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademarks. As a result of the acquisition of Home Bistro, the Company now provides high quality, direct-to-consumer, ready-made meals at www.homebistro.com, and restaurant quality meats and seafood through its Colorado Prime brand. Home Bistro is uniquely positioned to take advantage of the developing market opportunity generated by consumers’ growing demand for prepared meals ordered online and delivered to their homes.

The consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 consist of the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity (deficit), and consolidated statements of cash flows for the years ended December 31, 2019 and 2018, and related notes, and accordingly do not reflect the acquisition of our new wholly-owned subsidiary, Home Bistro, which was consummated on April 20, 2020, as more fully detailed in this Annual Report..  The audited financial statements of Home Bistro for the fiscal year ended December 31, 2018 and related notes and the unaudited financial statements of Home Bistro for the nine months ending September 30, 2019 and September 30, 2018 were filed as Exhibits 99.2 and 99.3, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020.  To the extent unaudited pro forma financial information is required to be filed under Item 9.01(b), it will be filed by an amendment to such Current Report on Form 8-K no later than 71 days after the date on which such Current Report on Form 8-K was required to be filed.

Results of Operations

For the years ended December 31, 2019 and 2018

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

Net Revenues

For the years ended December 31, 2019 and 2018, the Company generated revenues from the sales of ready to drink beverages amounted to $5,228 and $18,672, respectively, a decrease of $13,444 or 72% due to the shift of our focus on the product development of our Keto Fuel complete meal beverages.

Cost of Sales

The primary components of cost of sales include the cost of the product, production cost, warehouse storage cost, cost of spoilage, and shipping fees. For the years ended December 31, 2019 and 2018, the Company’s cost of sales amounted to $69,035 and $15,588, respectively. These resulted in gross income (loss) of $(63,807) and $3,084 for the years ended December 31, 2019 and 2018, respectively, as we have sold our remaining ready to drink tea products with a remaining shelf-life of less than six months of the sell-by date at sales price below cost of the products during the year ended December 31, 2019. We have begun reviewing alternative packaging methods to reduce future production cost and increase product shelf life. Additionally, during the year ended December 31, 2019, we wrote-off $14,309 of inventory due to spoilage and the value of the remaining cost of raw materials for our ready to drink tea beverage as we have shifted our focus on the product development of our Keto Fuel complete meal beverages.

Operating Expenses

Total operating expenses for the years ended December 31, 2019 and 2018 were $992,735 and $988,166, respectively, an increase of $4,569 or 0.01%. The increase was primarily attributable due to increase in compensation of $66,052 or 19% due to the hiring of additional employees, increase in research and development expense of $66,203 or 1,401% related to product development of our Keto Fuel complete meal beverages, increase in sales and marketing expenses of $51,376 or 451% related to our sales promotion of our products, increase in general and administrative expenses of $39,893 or 22% primarily due to increase royalty expenses, lease expense, and an impairment loss on long-lived assets offset by decrease in in professional and consulting fees of $218,955 or 49% due to decrease in stock-based consulting fees.

Other Income (Expense), net

Interest expense for the years ended December 31, 2019 and 2018 were $116,951 and $33,518, respectively, an increase of $84,433 or 249% primarily related to an increase in interest expense and amortization of debt discount in connection with convertible notes issued in 2019.

Net loss

Our net loss for the years ended December 31, 2019 and 2018 was $1,173,493 and $1,018,600, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

For the years ended December 31, 2019 and 2018

The following table provides detailed information about our net cash flows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Cash Flows
Net cash used in operating activities	$(877,617)	$(758,859)
Net cash used in investing activities	-	(36,348)
Net cash provided by financing activities	932,550	834,655
Net change in cash	$54,933	$39,448

We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2020. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the years ended December 31, 2019 and 2018

Cash used in operating activities for the year ended December 31, 2019 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net loss to net cash used in operating activities. Cash used in operating activities of $(877,617) consisted of a net loss of $(1,173,493). The net loss was partially offset by reconciliation of depreciation of $12,588, amortization of debt discount and ROU asset of $116,848 and $22,867, respectively, impairment expense of $24,899, inventory write-off of $14,309, net changes in operating assets and liabilities of $104,365 primarily from a decrease in inventory offset by the increase in accounts payable and accrued expenses.

Cash used in operating activities for the year ended December 31, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(758,859) consisted of a net loss of $(1,018,600). The net loss was partially offset by reconciliation of depreciation of $12,083, amortization of debt discount of $29,703, inventory write-off of $22,648, stock-based compensation of $234,000 offset by net changes in operating assets and liabilities of $38,693 primarily from an increase in accounts receivable, inventory and prepaid expenses offset by the increase in accounts payable and accrued expenses, accrued salaries and related payroll liabilities, and decrease in advances to suppliers.

Investing Activities

For the years ended December 31, 2019 and 2018

For the years ended December 31, 2019 and 2018, we used cash in investing activities of $0 and $36,348, respectively, consisting of purchases of equipment and property.

Financing Activities

For the years ended December 31, 2019 and 2018

For the year ended December 31, 2019, we received net proceeds from issuance of convertible notes of $932,550. For the year ended December 31, 2018 we received net proceeds from issuance of convertible notes of $120,000 and we raised $715,000 from the sale of our preferred stocks offset by repayment of an advance to our CEO of $345.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2019 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.  We believe the critical accounting policies in Note 2 to the consolidated financial statements appearing in our audited financial statements for the years ended December 31, 2019 and 2018 included in this Form 10-K, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, valuation of deferred tax assets, useful life of property and equipment, valuation of debt discount, valuation of ROU assets and operating lease liabilities, inventory reserves, the value of stock-based compensation and fees and the fair value of the common stock issued. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Item 8.	Financial Statements and Supplementary Data

The financial statements and the reports of our independent registered public accounting firm required pursuant to this Item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Annual Report, our Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective.

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

Our Chief Executive Officer have assessed our internal control over financial reporting as of December 31, 2019.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting (“ICFR”) – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Management has determined that the ICFR was not effective due to the material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2019:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee, it had no independent directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our office.

(4)	Lack of sufficient segregation of duties such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a smaller reporting company, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and U.S. GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2019, that materially affected, or is likely to materially affect, our internal control over financial reporting.

 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position	Commencement of Service As Officer/Director
Zalmi Duchman	40	Chief Executive Officer and Secretary and Director	April 20, 2020
Michael Finkelstein	65	Director	April 20, 2020
Michael Novielli	55	Director	April 20, 2020

Zalmi Duchman, Chief Executive Officer and Secretary; Director

Zalmi Duchman, 40, has been the Company’s Chief Executive Officer and Secretary, and a member of the Board of Directors of the Company, since April 20, 2020. Mr. Duchman also has been wholly-owned subsidiary Home Bistro’s Chief Executive Officer since March 2018 and a member of the Home Bistro’s Board of Directors since March 2018. Mr. Duchman founded The Fresh Diet, Inc. in 2005 and served as its Chief Executive Officer until July 2013 and its Chairman of the Board from July 2013 until its August 2014 acquisition. Mr. Duchman and The Fresh Diet, Inc. have earned numerous prestigious accolades over the years, including making the Inc. 500 list consecutively in 2010, 2011 and 2012, the Forbes Top 20 Most Promising U.S. Companies List in 2011 and 2012, as well as being an Ernst & Young Entrepreneur of the Year nominee in both 2009 and 2011. The Miami Herald named Duchman as one of Miami’s leading “20 under 40”. Mr. Duchman is well qualified to serve as the Chief Executive Officer due to his extensive experience in the management and operation of companies in the Company’s industry, and his previous leadership experience as an entrepreneur, chairman and chief executive officer.

Michael Finkelstein, Director

Michael Finkelstein, 65, has been a member of Board of Directors of the Company since April 20, 2020. From 2013 to present, Mr. Finkelstein has consulted with family offices in New York City and Europe as a reorganization and problem-solving specialist and has founded and run a high quality catering business. From 2003 to 2013, Michael co-founded a “pipe fund” with a U.S. partner which grew at its peak into a $100 million dollar entity and was liquidated in 2013. His public accounting, financial and taxation experience is primarily derived from his time at Arthur Andersen & Co. where he rose to the high level of income tax manager. Mr. Finkelstein became one of Canada’s top producing investment advisors after departing public accounting and was a multiple award winner at his firm in the investment services business. Michael is a graduate of McGill University with a Major in Economics. Michael received his diploma in public accounting after his B.A. at McGill and successfully completed the chartered accountancy exams in Canada. Mr. Finkelstein is well qualified to serve as a member of the Board of Directors of the Company due to his extensive experience in the financial and accounting industries.

Michael Novielli, Director

Michael Novielli, 55, has been a member of the Company’s Board of Directors since April 20, 2020. Since January 2020, Mr. Novielli has been a Managing Partner of Hudson View Capital Management, a corporate advisory and investment firm. From 1996 to 2019, he was a Managing Partner of Dutchess Capital which invested in over 200 growth-stage companies, with a total transaction value exceeding $1 billion. Mr. Novielli was a member of the firm’s investment committee and also served on the board of directors of the firm’s portfolio companies. He helped engineer the firm’s expansion into Europe, Asia, Australia and Latin America and also led the firm’s private to public strategy, as well as restructurings and workouts of its distressed portfolio, which included corporate divestitures, asset sales, ABCs and bankruptcy. Mr. Novielli has over 30 years’ experience in asset management, corporate finance, advisory and investment banking. He began his investment career with PaineWebber (now UBS), and held previous positions in corporate accounting and finance with PHH Corp., a Fortune 100 company. Mr. Novielli graduated with a BS in Business from the University of South Florida and completed post-graduate Business studies at Colorado State University. Mr. Novielli is well qualified to serve as a member of the Board of Directors of the Company due to his extensive financial and investment experience.

The Company founder and former Chief Executive Officer, Roy Warren, died unexpectedly on July 1, 2019. Mr. Mike Edwards, who was a member of the Company’s board of directors at that time, assumed the position as interim CEO. On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies or practices.

Involvement in Certain Legal Proceedings

Zalmi Duchman is the founder of Fresh Diet Inc. (“Fresh Diet”). On or around July 29, 2016, Fresh Diet undertook an assignment of all of its assets to Seth Heller, as assignee for the benefit of Fresh Diet’s creditors (“Fresh Diet Assignee”). On August 1, 2016, Fresh Diet Assignee initiated state-level insolvency proceedings on behalf of Fresh Diet (an assignment for the benefit of creditors), captioned In re The Fresh Diet, Inc., Case No. 2016-019789-CA-01 (Fla. 11th Cir. Ct.) before the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida.

Except as set forth above, to the best of our knowledge, none of our directors, executive officer or promoter and control person (as identified under “Certain Relationships and Related Transactions”) has, during the past ten years:

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

Board Oversight in Risk Management

Our Chief Executive Officer, who is our principal executive officer, also serves on the Board of Directors, and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our Company faces. Because our Board includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Section 16(a) Beneficial Ownership Reporting Compliance

Not disclosed herein.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the year ended December 31, 2019 and for the year ended December 31, 2018.

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal year 2019 and for the fiscal year 2018;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2019 and 2018 whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019. Compensation information is shown for the fiscal year ended December 31, 2019:

2019 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	All Other Compensation	Total
Zalmi Duchman	2019	$1	$—	$2,281	(2)	$—	$—	$2,282
Chief Executive Officer; Chief Executive Officer of Home Bistro (1)	2018	$1	$—	$16,173	(2)	$—	$—	$16,174
Roy G. Warren	2019	$50,769	$—	$—		$—	$—	$50,769
Former Chief Executive Officer (3)	2018	$106,173	$—	$—		$—	$—	$106,173
Roy G. Warren, Jr.	2019	$68,908	$—	$—		$—	$—	$68,908
Former Chief Operating Officer (4)	2018	$—	$—	$—		$—	$—	$—
Andrew Schamisso	2019	$107,754	$—	$—		$—	$—	$107,754
Former President (5)	2018	$106,054	$—	$—		$—	$—	$106,054

(1)	Mr. Duchman was appointed the Chief Executive Officer of the Company on April 20, 2020 and has been the Chief Executive Officer of Home Bistro since March 2018.

(2)	Mr. Duchman received 16,173 shares of Home Bistro common stock in 2018 pursuant to his Restricted Stock Agreement with Home Bistro and 2,281 shares of Home Bistro common stock as compensation in 2019. See “Employment Agreement with Executives” below.

(3)	Roy G. Warren was the Chief Executive Officer of the Company from March 29, 2018 until his death on July 1, 2019.

(4)	Roy G. Warren, Jr. was the Chief Operating Officer and a director of the Company from August 9, 2019 until his resignation on April 20, 2020.

(5)	Mr. Schamisso was the President of the Company from March 29, 2018 until his termination on April 9, 2020.

Employment Agreement with Executives

Duchman Employment Agreement

Zalmi Duchman and Home Bistro are party to an Executive Employment Agreement dated February 20, 2018 (the “Duchman Agreement”). Pursuant to the Duchman Agreement, Mr. Duchman agreed to serve as the Chief Executive Officer of Home Bistro for three years (the “Term”) at a base salary for the first year thereof of one dollar ($1.00) and for years two and three is an amount mutually approved by Mr. Duchman and the Board of Directors of Home Bistro. Mr. Duchman earned a base salary of $1.00 for the first two years of the Duchman Agreement and the Company’s Board of Directors and Mr. Duchman intend to discuss his base salary for year three. Furthermore, upon execution of the Duchman Agreement, Mr. Duchman became entitled to purchase an amount of shares of Home Bistro common stock resulting in Mr. Duchman owning fifty percent (50%) on the outstanding Home Bistro common stock on a fully diluted basis. The Duchman Agreement also entitles Mr. Duchman to certain vacation pay, sick leave and emergence leave, medical and group life insurance benefits, and expense reimbursement, and directors and officers liability insurance coverage in an amount no less than $1,000,0000 and tail liability insurance for a term no less than twelve (12) month’s after Mr. Duchman’s employment with Home Bistro terminates.

The Duchman Agreement may be terminated by Home Bistro for “Cause” as provided therein. In the event of a termination for “Cause”, (a) Mr. Duchman is entitled to his base salary through the date of termination, (b) all outstanding options, if any, which are not exercisable shall be forfeited, and (iii) all restricted stock purchased by Mr. Duchman and his nominee(s), pursuant to the Restricted Stock Agreement (“Restricted Stock”), shall be repurchased by Home Bistro, at its option, for the value paid for the Restricted Stock by Mr. Duchman and his nominee(s) (“Stock Repurchase”). If Mr. Duchman is terminated for Cause anytime during the first year of the Term, all of the Restricted Stock shall be eligible for Stock Repurchase. If Mr. Duchman is terminated for Cause anytime during the second year of the Term, two-thirds (2/3) all of the Restricted Stock shall be eligible for Stock Repurchase. If Mr. Duchman is terminated for Cause anytime during the third year of the Term, one-third (1/3) of the Restricted Stock shall be eligible for Stock Repurchase. Further, Home Bistro may terminate the Duchman Agreement, if the Mr. Duchman shall, as the result of mental or physical incapacity, illness or disability, fail to perform his duties and responsibilities provided for therein for a period of more than one hundred twenty (120) consecutive days in any 12-month period. Upon such termination, the Mr. Duchman shall be entitled to be paid his base salary through the date of disability. In the event that the Duchman Agreement has less than six months remaining at such time, Mr. Duchman shall be entitled to a payment equal to six months of his base salary. In addition, Mr. Duchman shall be entitled to reimbursement for all business expenses incurred prior to his disability.

In the event of the death of Mr. Duchman during the Term, Mr. Duchman’s estate shall be entitled to be paid Mr. Duchman’s base salary through the date of death. In the event that the Duchman Agreement has less than six months remaining at such time, Mr. Duchman’s estate shall be entitled to a payment equal to six months of his base salary. In addition, Mr. Duchman’s estate shall be entitled to reimbursement for all business expenses incurred prior to his death.

The Duchman Agreement may be terminated at Home Bistro’s Board of Directors discretion during the Term, provided that if Mr. Duchman is terminated without Cause, Home Bistro shall pay to Mr. Duchman an amount calculated by multiplying Mr. Duchman’s monthly salary, at the time of such termination, times the number of months remaining in the Term. In addition, if Mr. Duchman is terminated without Cause, Mr. Duchman’s sign-on bonus shares shall immediately vest. In the event of such termination, Mr. Duchman shall be entitled to incentive compensation payment and other compensation then in effect, on a prorated basis.

The Duchman Agreement may be terminated by Mr. Duchman at Mr. Duchman’s discretion by providing at least ninety (90) days prior written notice to Home Bistro. In the event of termination by Mr. Duchman, Home Bistro may immediately relieve Mr. Duchman of all duties and immediately terminate this the Duchman Agreement, provided that Home Bistro shall pay Mr. Duchman at the then applicable base salary rate to the termination date included in Mr. Duchman’s original termination notice. If Mr. Duchman terminates the Duchman Agreement anytime during the first year of the Term, all of the Restricted Stock shall be eligible for Stock Repurchase. If Mr. Duchman terminates the Duchman Agreement anytime during the second year of the Term, two-thirds (2/3) all of the Restricted Stock shall be eligible for Stock Repurchase. If Mr. Duchman terminates the Duchman Agreement anytime during the third year of the Term, one-third (1/3) of the Restricted Stock shall be eligible for Stock Repurchase.

Duchman Restricted Stock Agreement

Zalmi Duchman and Home Bistro are party to a Restricted Stock Agreement dated February 20, 2018 (the “RSA”). Pursuant to the RSA, Home Bistro shall issue and sell to Mr. Duchman (and to Mr. Duchman’s wife, as tenants by entirety, if he so choses), and Mr. Duchman shall purchase from Home Bistro, sixteen thousand one-hundred and seventy-three shares of common stock, $0.0001 par value per share, of Home Bistro, at a total purchase price of $10.00. The RSA also contains customary transfer restrictions and a right of first refusal in favor of Home Bistro.

Outstanding Equity Awards at December 31, 2019

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

On January 12, 2016, the Company granted an aggregate of 2,480,000 five year options to purchase shares of common stock to the former CEO of the Company and six former employees of the Company. The options granted vest one third at the end of each of the first three years from the date of issuance and are exercisable at $0.10 per share. The 2,480,000 options were valued on the grant date at approximately $0.35 per option or a total of $728,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share (based on the quoted trading prices on the date of grant), volatility of 286% (based from volatilities of similar companies), expected term of 5 years, and a risk-free interest rate of 1.55%. In March, August, and September of 2016, 40,000, 100,000, and 400,000, respectively, of these unvested options were forfeited due to the termination of employees. There remains 1,940,000 options which are fully vested upon the change of ownership as of December 31, 2019.

Outstanding Equity Awards at 2019 Fiscal Year-End For Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of December 31, 2019, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Zalmi Duchman (1)	—	—	—	—	—	—	—	—	—
Roy G. Warren (2)	—	—	—	—	—	—	—	—	—
Roy G. Warren, Jr. (3)	—	—	—	—	—	—	—	—	—
Andrew Schamisso (4)	—	—	—	—	—	—	—	—	—

(1)	Mr. Duchman was appointed the Chief Executive Officer of the Company on April 20, 2020 and has been the Chief Executive Officer of Home Bistro since March 2018.

(2)	Roy G. Warren was the Chief Executive Officer of the Company from March 29, 2018 until his death on July 1, 2019.

(3)	Roy G. Warren, Jr. was the Chief Operating Officer and a director of the Company from August 9, 2019 until his resignation on April 20, 2020.

(4)	Mr. Schamisso was the President of the Company from March 29, 2018 until his termination on April 9, 2020.

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

The following tables sets forth certain information regarding beneficial ownership of our common stock and Series B Preferred Stock as of April 23, 2020 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock and Series B Preferred Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of April 23, 2020, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

As of April 23, 2020, the are no shares of Series A Preferred Stock or Series C Preferred Stock issued and outstanding.

Common Stock

Name and Address	Beneficial Ownership	Percentage of Class (1)
Officers and Directors
Zalmi Duchman, 4014 Chase Avenue, #212 Miami Beach, FL 33140 (2)	315,876,652	50.7%
Michael Finkelstein, 4014 Chase Avenue, #212 Miami Beach, FL 33140 (3)	5,250,000	*
Michael Novielli, 4014 Chase Avenue, #212 Miami Beach, FL 33140 (4)	29,846,451	4.8%
All officers/directors as a group (3 persons)	350,973,103	56.3%

*	Less than 1%.

(1)	Based on shares of common stock outstanding and common stock issuable of 622,861,247 shares as of April 23, 2020, assuming all 250,000 shares of Series B Preferred Stock were not converted. The Series B Preferred Stock is convertible into common stock in a ratio of 250 shares of common stock (as adjusted) for each share of Series B Preferred Stock converted. The Series B Preferred Stock votes with the common stock on a fully as converted basis.

(2)	All of such shares are held by Fresh Brands LLC, a Delaware limited liability company (“Fresh Brands”). Mr. Duchman and his wife own 100% of the membership interests in Fresh Brands in tenancy-by-entirety, and accordingly, Mr. Duchman has shared voting power and shared dispositive power over such shares.

(3)	Includes 4,000,000 shares of Common Stock owned by Whalehaven Capital Fund Ltd. Mr. Finkelstein is the Managing Partner of Whalehaven Capital Fund Ltd and thus has sole voting and sole dispositive power over such shares.

(4)	Consists of 29,846,451 shares of Common Stock owned by Dutchess Capital Partners LLC, an entity which Mr. Novielli is the sole managing partner and has sole voting and dispositive control over the Common Stock owned it (“DCP”) and excludes (i) a warrant to purchase up to 6,208,094 shares of Common Stock owned by DCP and (ii) a warrant to purchase up to 112,976,907 shares of Common Stock, which are owned by Dutchess Global Strategies Fund LLC, an entity which Mr. Novielli is the sole managing partner and has sole voting and dispositive control over the Common Stock owned it. Each of the foregoing warrants were issued on April 20, 2020 and may be exercised on or prior to April 20, 2030 at a price of $0.001 per share of Common Stock.

Series B Preferred Stock

On March 19, 2018, the Company designated 500,000 shares of Series B Preferred Stock, par value $0.001 per share. Each share of Series B Preferred Stock is convertible into shares of Common Stock with a stated value of $10 per share of Series B Preferred Stock and conversion price of $0.10 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalizations or otherwise, and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred. The Series B Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the Stated Value plus any accrued and unpaid dividends thereon and any other fees due and owing. Holders of Series B Preferred Shares voting as a single class, in the aggregate, are entitled to vote with all voting securities of the Company on all matters submitted to the holders of voting securities for vote with the holders of the Series B Preferred Shares entitling the holder thereof to cast that number of votes equal to the number of shares of Common Stock issued and outstanding eligible to vote, at the time of the respective vote plus the number of votes which all other series, or classes of securities are entitled to cast together with the holders of Common Stock at the time of the relevant vote plus one additional share of Common Stock. Solely with respect to matters of the Company’s capitalization and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or bylaws.

Name and Address	Beneficial Ownership	Percentage of Class (1)
Officers and Directors
Zalmi Duchman, 4014 Chase Avenue, #212 Miami Beach, FL 33140	0	0.0%
Michael Finkelstein, 4014 Chase Avenue, #212 Miami Beach, FL 33140	0	0.0%
Michael Novielli, 4014 Chase Avenue, #212 Miami Beach, FL 33140	0	0.0%
All officers/directors as a group (3 persons)	0	0.0%
Estate of Roy Warren, 11760 US Highway One, Suite W507, Palm Beach Gardens, FL 33408(1)	250,000	100.0%

(1)	On July 1, 2019, the Company’s founder and Chief Executive Officer Roy G. Warren died unexpectedly. His widow, Martha Warren, serves as the executrix of his estate.

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

Director Independence

Currently, we have one independent director. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit

Related Party Transactions

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years ended December 31, 2019 and 2018 were:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees	$30,900	$28,582
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$30,900	$28,582

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

(a)(1) Financial Statements. The consolidated financial statements of Gratitude Health, Inc. together with the report thereon of D. Brooks and Associates, CPAs, P.A, an independent registered public accounting firm, are included in this Annual Report on Form 10-K and begin on page F-1.

(a)(2) Financial Statement Schedules. All schedules have been omitted because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

The following documents are filed as part of this Annual Report on Form 10-K.

Exh. No.	Exhibit Description
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).
4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2019).
10.2	Form of Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2019).
10.3	Agreement and Plan of Merger, dated April 20, 2020, by and among Gratitude Health, Inc., Fresh Market Merger Sub, Inc. and Home Bistro, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.4	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.6	Form of Lock-Up and Leak-Out Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.7	Put Option Agreement, dated April 20, 2020, between the Company and the stockholder named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.8*	Standard Exclusive License Agreement, dated January 8, 2018, between the Company and University of South Florida Research Foundation, Inc.
10.9*	Executive Employment Agreement, dated February 20, 2018, between Home Bistro, Inc. and Zalmi Scher Duchman
10.10*	Restricted Stock Agreement, dated February 20, 2018, between the Home Bistro, Inc. and Zalmi Scher Duchman
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Presentation Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

ITEM 16.	SUMMARY FORM 10-K

Omitted at the Company’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gratitude Health, Inc.

Date: May 14, 2020	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zalmi Duchman
Zalmi Duchman	Chief Executive Officer and Secretary and Director	May 14, 2020

/s/ Michael Finkelstein
Michael Finkelstein	Director	May 14, 2020

/s/ Michael Novielli
Michael Novielli	Director	May 14, 2020

GRATITUDE HEALTH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gratitude Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gratitude Health, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2019 and 2018 , and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

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

/s/ D. Brooks and Associates CPAs, P.A.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2018.

Palm Beach Gardens, Florida

May 14, 2020

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$115,207	$60,274
Accounts receivable	2,219	9,432
Inventory	-	60,116
Prepaid expenses and other current assets	10,511	8,939

Total Current Assets	127,937	138,761

OTHER ASSETS:
Property and equipment, net	-	37,487
Operating lease right-of-use assets, net	40,699	-
Deposit	6,828	6,828

Total Other Assets	47,527	44,315

TOTAL ASSETS	$175,464	$183,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$149,776	$69,867
Accrued salaries and related payroll liabilities	17,620	21,745
Convertible notes payable, net of debt discount	980,648	-
Operating lease liabilities, current portion	25,612	-

Total Current Liabilities	1,173,656	91,612

Long-term liabilities:
Operating lease liabilities, less current portion	15,087	-
Total Liabilities	1,188,743	91,612

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock $0.001 par value: 20,000,000 shares authorized;
Convertible Series A Preferred stock ($0.001 Par Value; 520,000 Shares Authorized; 519,000 and 520,000 shares issued and outstanding as of December 31, 2019 and 2018)	519	520
Convertible Series B Preferred stock ($0.001 Par Value; 500,000 Shares Authorized; 500,000 shares issued and outstanding as of December 31, 2019 and 2018)	500	500
Convertible Series C Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 2,250 shares issued and outstanding as of December 31, 2019 and 2018)	2	2
Common stock ($0.001 par value: 1,000,000,000 shares authorized; 17,082,065 and 16,832,065 shares issued and outstanding as of December 31, 2019 and 2018)	17,082	16,832
Common stock to be issued (2,600,000 and none shares as of December 31, 2019 and 2018)	2,600	2,600
Additional paid-in capital	2,569,523	1,186,034
Accumulated deficit	(3,603,505)	(1,115,024)

Total Stockholders’ Equity (Deficit)	(1,013,279)	91,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$175,464	$183,076

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018

Net revenues	$5,228	$18,672

Cost of sales	69,035	15,588

Gross (loss) profit	(63,807)	3,084

OPERATING EXPENSES:
Compensation and related expenses	405,326	339,274
Professional and consulting expenses	229,913	448,868
Research and development expenses	70,930	4,727
Selling and marketing expenses	62,780	11,404
General and administrative expenses	223,786	183,893

Total Operating Expenses	992,735	988,166

LOSS FROM OPERATIONS	(1,056,542)	(985,082)

OTHER INCOME (EXPENSE):
Interest income	-	9
Interest expense	(116,951)	(33,527)

Other expense, net	(116,951)	(33,518)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,173,493)	(1,018,600)

Provision for income taxes	-	-

NET LOSS	(1,173,493)	(1,018,600)

Deemed dividend	(1,314,988)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,488,481)	$(1,018,600)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.13)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	19,562,188	28,359,343

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2019 and 2018

	SERIES A		SERIES B		SERIES C				Common Stock -		Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Unissued		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2017	-	$-	500,000	$500	-	$-	-	$-	-	$-	$24,492	$(96,424)	$(71,432)

Recapitalization of the Company	-	-	-	-	-	-	53,141,833	53,142	-	-	(76,117)	-	(22,975)

Cancellation of shares	-	-	-	-	-	-	(36,309,768)	(36,310)	-	-	36,310	-	-

Issuance of preferred stock for cash	20,000	20	-	-	2,250	2	-	-	-	-	451,978	-	452,000

Issuance of preferred stock for cash and conversion of notes payable and accrued interest	500,000	500	-	-	-	-	-	-	-	-	507,979	-	508,479

Unissued common stock for services	-	-	-	-	-	-	-	-	2,600,000	2,600	231,400	-	234,000

Debt discount in connection with the issuance of stock warrants	-	-	-	-	-	-	-	-	-	-	9,992	-	9,992

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(1,018,600)	(1,018,600)

Balance, December 31, 2018	520,000	520	500,000	500	2,250	2	16,832,065	16,832	2,600,000	2,600	1,186,034	(1,115,024)	91,464

Issuance of preferred stock for fees related to sale of preferred stock	-	-	-	-	250	-	-	-	-	-	-	-	-

Beneficial conversion feature in connection with the issuance of convertible note payable	-	-	-	-	-	-	-	-	-	-	68,750	-	68,750

Issuance of common stock in connection with conversion of preferred stock	(1,000)	(1)	-	-	-	-	250,000	250	-	-	(249)	-	-

Deemed dividend	-	-	-	-	-	-	-	-	-	-	1,314,988	(1,314,988)	-

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(1,173,493)	(1,173,493)

Balance, December 31, 2019	519,000	$519	500,000	$500	2,500	$2	17,082,065	$17,082	2,600,000	$2,600	$2,569,523	$(3,603,505)	$(1,013,279)

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,173,493)	$(1,018,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,588	12,083
Amortization of ROU asset	22,867	-
Amortization of debt discount	116,848	29,703
Impairment loss	24,899	-
Inventory write-off	14,309	22,648
Stock-based compensation	-	234,000
Change in operating assets and liabilities:
Accounts receivable	7,213	(9,432)
Inventory	45,807	(82,764)
Prepaid expenses and other current assets	(1,572)	(8,939)
Advance to supplier	-	11,200
Deposit	-	(6,828)
Accounts payable and accrued expenses	79,909	36,325
Accrued salaries and related payroll liabilities	(4,125)	21,745
Operating lease liabilities	(22,867)	-

NET CASH USED IN OPERATING ACTIVITIES	(877,617)	(758,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(36,348)

NET CASH USED IN INVESTING ACTIVITIES	-	(36,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from issuance of convertible notes payable, net of issuance cost	932,550	120,000
Net proceeds received from issuance of preferred stock	-	715,000
Repayments on advances from related parties	-	(345)

NET CASH PROVIDED BY FINANCING ACTIVITIES	932,550	834,655

NET INCREASE IN CASH	54,933	39,448

CASH, beginning of year	60,274	20,826

CASH, end of year	$115,207	$60,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature in connection with the issuance of convertible notes payable	$68,750	$-
Operating lease right-of-use assets and operating lease liabilities recorded upon adoption of ASC 842	$63,566	$-
Issuance of preferred stock for conversion of notes payable and accrued interest	$-	$245,479
Assumption of liabilities in connection with the reverse merger	$-	$22,975

See accompanying notes to the consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Share Exchange Agreement

On March 26, 2018, Gratitude Health, Inc. f/ka Vapir Enterprises, Inc., a corporation organized under the laws of Nevada (the “Acquiror” or the “Company”), Hamid Emarlou, the principal shareholder of the Acquiror (the “Acquiror Principal Shareholder”), Gratitude Health, Inc., a corporation organized under the laws of Florida (the “Acquiree” or “Gratitude Subsidiary”), and each of the Persons who are shareholders of the Acquiree (collectively, the “Acquiree Shareholders,” and individually an “Acquiree Shareholder”) entered into a Share Exchange Agreement pursuant to which the Acquiree Shareholders (who are the holders of all the issued and outstanding shares of common stock of the Acquiree (the “Acquiree Interests”) agreed to transfer to the Acquiror, and the Acquiror agreed to acquire from the Acquiree Shareholders, all of the Acquiree Interests, in exchange for the issuance of 520,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock, to the Acquiree Shareholders (the “Acquiror Shares”), which Acquiror Shares shall, upon conversion into 102,000,000 shares of common stock of the Acquiror, constitute approximately 85.84% on a fully diluted basis of the issued and outstanding shares of Acquiror common stock immediately after the closing of the transactions on the terms and conditions as set forth in the Exchange Agreement and the closing of the Spin Off Agreement as described below.

Effective March 26, 2018, the Company acquired all the issued and outstanding shares of the Acquiree pursuant to the Exchange Agreement and the Acquiree became the Company’s wholly-owned subsidiary. As a result of the Exchange Agreement, for financial statement reporting purposes, the business combination between the Company and Acquiree has been treated as a reverse acquisition and recapitalization with the Acquiree deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. At the time of the Exchange Agreement, both the Company and Acquiror had their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the Exchange Agreement are those of the Acquiree and are recorded at the historical cost basis of the Acquiree. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of the Acquiree which are recorded at historical cost. The results of operations of the Company are consolidated with results of operations of the Acquiree starting on the date of the Exchange Agreement. The equity of the consolidated entity is the historical equity of Gratitude Subsidiary retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition.

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

In connection with the Exchange Agreement, the Company issued 500,000 shares of Series B Preferred Stock to the founders who were the CEO and COO of the Company.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements present the consolidated financial statements of the Company and its wholly-owned subsidiary as of December 31, 2019 and 2018. All intercompany transactions and balances have been eliminated.

These consolidated financial statements for the years ended December 31, 2019 and 2018 consist of the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, statements of changes in stockholders’ equity (deficit), and statements of cash flows for the years ended December 31, 2019 and 2018, and related notes, and accordingly do not reflect the acquisition of our new wholly-owned subsidiary, Home Bistro, which was consummated on April 20, 2020, as more fully disclosed in Note 13.

Use of Estimates and Assumptions and Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of deferred tax assets and valuation of debt discounts.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company held no cash equivalents as of December 31, 2019 and 2018. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2019 and 2018, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, accrued salaries and related payroll liabilities, and convertible notes payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. The Company recorded inventory write-off and spoilage of $14,309 and $0 during the year ended December 31, 2019 and 2018, respectively.

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

December 31, 2019 and 2018

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

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. During the years ended December 31, 2019 and 2018, research and development costs were $70,930 and $4,727, respectively.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred. Shipping costs included in selling and marketing expenses were $3,090 and $1,500 for the year ended December 31, 2019 and 2018, respectively.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs the first time the advertising takes place. Advertising costs were $48,690 and $13,089 for the year ended December 31, 2019 and 2018, respectively, and was included in selling and marketing expenses.

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

Through March 31, 2018, pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions were expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions were met, which generally aligned with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. Effective April 1, 2018, the Company adopted ASU No. 2018-07 which did not have any material impact on the Company’s consolidated financial statements.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment expense of $24,899 and $0 during the year ended December 31, 2019 and 2018, respectively. The Company impaired the net book value of $24,899 related to equipment used for the production of the ready to drink tea beverage as the Company has shifted its focus on the product development of the Company’s Keto complete meal beverage and was included in general and administrative expenses as reflected in the consolidated statements of operations.

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.

The potentially dilutive common stock equivalents for the year ended December 31, 2019 and 2018 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2019	December 31, 2018
Common stock equivalents:
Stock options	1,940,000	1,940,000
Convertible notes payable	26,125,000	-
Convertible Preferred Stock	267,250,000	111,000,000
Total	295,315,000	112,940,000

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company adopted this pronouncement as of fiscal 2017 and applied it to the convertible notes payable issued in March and May of 2019 that include down round features. During the year ended December 31, 2019, a down round feature present in a convertible note payable and convertible preferred stock was triggered (see Notes 7 and 8).

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

Note 3 - Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company has an approximate accumulated deficit and working capital deficit of approximately $3,604,000 and $1,046,000 at December 31, 2019, respectively, and incurred a net loss of approximately $1,173,000 and used cash in operating activities of approximately $878,000 for the year ended December 31, 2019. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenues. Currently, management is seeking capital to implement its business plan and generate sufficient revenues. There is no guarantee that the Company will be able to raise sufficient capital or generate a level of revenues to sustain its operations.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 4 - Inventory

Inventory consisted of the following:

	December 31, 2019	December 31, 2018

Finished goods	$-	$39,984
Raw materials	-	20,132
	$-	$60,116

At December 31, 2019 and 2018, inventory held at third party locations amounted to $0 and $60,116, respectively. During the year ended December 31, 2019, there were $14,309 inventory write-offs included in cost of sales. The write-offs are related to spoilage and the value of the remaining cost of raw materials for the Company’s ready to drink tea beverage as the Company has shifted its focus on the product development of the Company’s Keto Fuel complete meal beverages and has stopped selling and marketing the ready to drink tea beverage. During the year ended December 31, 2018, the Company wrote off inventory for spoilage of $22,648 prior to generating any revenue and recorded the expense to general and administrative expenses on the statements of operations.

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	Estimated life	As of December 31, 2019	As of December 31, 2018

Molding Tool equipment	3 years	$30,592	$30,592
Packing equipment	3 years	19,756	19,756
Less: Accumulated depreciation		(25,449)	(12,861)
Net book value		(24,899)	-
Less: Impairment loss		(24,899)	-
		$-	$37,487

Depreciation expense amounted to $12,588 and $12,083 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company recognized an impairment loss of $24,899 related to the net book value of equipment used for the production of the ready to drink tea beverage as the Company has shifted its focus on the product development of the Company’s Keto Fuel complete meal beverages and therefore recorded an impairment loss of $24,899 which is included in general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2019.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Right-of- use assets are summarized below:

December 31, 2019

Office lease (remaining lease term of 18 months)	$59,069
Equipment lease (remaining lease term of 27 months)	4,497
Subtotal	63,566
Less accumulated amortization	(22,867)
Right-of-use assets, net	$40,699

Operating Lease liabilities are summarized below:

December 31, 2019

Office lease	$59,069
Equipment lease	4,497
Reduction of lease liability	(22,867)
Total lease liabilities	40,699
Less: current portion	(25,612)
Long term portion of lease liability	$15,087

Minimum lease payments under non-cancelable operating lease at December 31, 2019 are as follows:

Year ended December 31, 2020	$28,764
Year ended December 31, 2021	15,450
Year ended December 31, 2022	435
Total	$44,649
Less: present value discount	(3,950)
Total operating lease liability	$40,699

Note 7 – Note payable and Convertible Notes Payable

Convertible note payable consisted of the following:

	December 31, 2019	December 31, 2018

Convertible notes payable	$1,045,000	$-
Unamortized debt discount	(64,352)	-
Total convertible notes payable	$980,648	$-

Between January 2018 to March 2018, the Company through the Company’s wholly owned subsidiary, Gratitude Subsidiary, entered into promissory note agreements, providing for the issuance of notes in the principal amount of $120,000 to an unrelated party pursuant to a Securities Purchase Agreement. The notes were due one year from the date of issuance. The annual interest rate for the notes were 12%. The notes were convertible any time after the issuance date of the note at $0.01 per share. The Company granted the note holder an aggregate of 12,000,000 warrants in connection with the issuance of these notes. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.02. The Company accounted for the warrants by using the relative fair value method. The debt discount consisted of relative fair value of the warrants of $9,992 using a Black-Scholes model with the following assumptions: dividend yield of zero, years to maturity of 5.00, a risk-free rate of 2.00%, and expected volatility of 200% using volatilities of similar companies.

In connection with the merger, the Company entered into a Surrender and Exchange Agreement with these note holders whereby the note holders agreed to surrender the 12% convertible notes including accrued interest of $5,479 and the total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holders in exchange for Series A Preferred Stock. Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018 (see Note 1). Accordingly, the Company fully amortized the debt discount of $29,703 for the year ended December 31, 2018 and such 24,000,000 warrants granted by Gratitude Subsidiary were cancelled as of December 31, 2018. As of December 31, 2018, principal amount of the notes and accrued interest outstanding was $0.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

On March 7, 2019 and on May 14, 2019, the Company closed a financing transaction by entering into a Securities Purchase Agreement (the “ Securities Purchase Agreement ”) with an accredited investor for purchase of a promissory note (the “Note” and with other notes issued under the Securities Purchase Agreement, the “Notes”) an aggregate principal amount of $550,000 and gross cash proceeds of $500,000 (out of an aggregate of up to $550,000 principal amount of Notes representing $1.10 of note principal for each $1.00 of proceeds which can be purchased in subsequent closings in minimum amounts of $25,000). The March 7, 2019 and May 14, 2019 promissory notes were convertible into common stock of the Company at an initial conversion price of $0.05 and $0.04, respectively, which is subject to price protection, whereby upon any issuance of securities of the Company at a price below the effective conversion price of the Notes is adjusted to the new lower issuance price (“Down Round Feature”). The Notes have a term of one year from the date of issuance. The Company received gross proceeds of $500,000 of which $50,000 was used to pay the promissory note issued in February 2019 (see above). See below for trigger of this Down Round Feature when the conversion price on the March 7, 2019 Securities Purchase Agreement was reduced from $0.05 to $0.04.

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

On October 11, 2019, the Company entered into a Second Allonge Agreement with a lender whereby the principal amount of a convertible note dated on March 7, 2019 was increased by another $110,000 (“Second Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $100,000. The maturity date with respect to the Second Allonge Principal shall also be on March 7, 2020 and all the terms of the Note dated on March 7, 2019 remain as originally stated. The Company determined that there was no beneficial conversion feature as the effective conversion price is greater than the fair value of convertible instrument related to the Second Allonge Principal.

On November 19, 2019, the Company entered into a Third Allonge Agreement with a lender whereby the principal amount of a convertible note dated on March 7, 2019 was increased by another $247,500 (“Third Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $225,000. The maturity date with respect to the Third Allonge Principal shall also be on March 7, 2020 and all the terms of the Note dated on March 7, 2019 remain as originally stated. The Company determined that there was no beneficial conversion feature as the effective conversion price is greater than the fair value of convertible instrument related to the Third Allonge Principal.

The Company accounted for the beneficial conversion features based on the intrinsic value on date of issuance. The debt discounts consisted of beneficial conversion features of $68,750, financing costs of $14,950, legal fees of $2,500 and debt premium of $95,000 which is being amortized over the term of the notes. During the year ended December 31, 2019 and 2018, the Company recorded $116,848 and $0, respectively, as amortization of debt discount which is included in interest expense in the consolidated statements of operations. As of December 31, 2019 and 2018, there was unamortized discounts of $64,352 and $0.

The Down Round Feature was triggered on May 14, 2019 when the conversion price of the March 7, 2019 convertible note payable was reduced from $0.05 to $0.04 as discussed. In accordance with ASU 2017-11 “Earnings Per Share (Topic 260)”, the Company measured the incremental intrinsic value of the effect of the feature upon the Down Round Feature being triggered based on the additional shares to be issued upon conversion due to the reduction in the conversion price and fair value of the stock on the commitment date of March 7, 2019. This difference of $72,188 has been recorded as a deemed dividend and has been reduced from the net loss available to common stockholders.

Subsequent to December 31, 2019, all convertible notes payable outstanding as of December 31, 2019 were exchanged for warrants to purchase up to 26,125,000 shares of common stock (see Note 13).

Note 8 - Stockholders’ Equity (Deficit)

Shares Authorized

The authorized capital of the Company consists of 300,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. On August 9, 2019, the Board of Directors of the Company approved to increase the authorized shares of the Company’s common stock to 600,000,000 shares from 300,000,000 shares of authorized shares of common stock. Subsequent to December 31, 2019, the Company approved an increase to its authorized shares to 1,000,000,000.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

The Down Round Feature embedded in all Series of Preferred Stock was triggered on May 14, 2019 when the conversion price of the May 14, 2019 convertible note payable was issued at $0.04 (see Note 7). The Company measured the value of the effect of the feature upon the Down Round Feature being triggered based on the incremental intrinsic value that resulted from triggering the Down Round Feature which was measured as the additional common stock shares that would be issued upon conversion due to the reduction in the conversion rate and the intrinsic value on the trigger date of May 14, 2019. This difference of $1,242,800 has been recorded as a deemed dividend and has been reduced from the net loss available to common stockholders.

Sale of Preferred Stock

In March 2018, in connection with the Exchange Agreement, the Company issued 20,000 Series A Preferred stock for purchase price of $2,000.

In March 2018, in connection with the Exchange Agreement, the Company received gross proceeds for a total of $263,000 for the issuance of 490,000 Series A Preferred Stock (see note above).

In August 2018, the Company sold 750 shares of Series C Preferred stock for total proceeds of $150,000. Additionally, the Company issued 250 shares of Series C Preferred stock as due diligence fee in connection with this Series C Preferred stock sale and was recorded at par value during the year ended December 31, 2019.

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

In April 2018, the Company granted an aggregate of 2,600,000 shares of the Company’s common stock to various consultants and service providers for services rendered. The Company valued these common shares at the fair value of $234,000 or $0.09 per common share based on the closing trading price on the date of grant. The Company recorded stock-based compensation of $234,000 during the year ended December 31, 2018. In connection with these transactions, there were 2,600,000 shares of common stock to be issued as of December 31, 2019 and 2018.

In June 2019, the Company issued 250,000 shares of the Company’s common stock in exchange for the conversion of 1,000 shares of the Company’s Series A Preferred Stock.

Common Stock Options

Stock option activity for the year ended December 31, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	-	-	-	-
Recapitalization on March 26, 2018	1,940,000	0.10	2.80	-
Balance at December 31, 2018	1,940,000	0.10	2.79	-
Options exercisable at December 31, 2018	1,940,000	$0.10	2.04	$-

Stock option activity for the year ended December 31, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,940,000	0.10	2.04	-

Balance at December 31, 2019	1,940,000	0.10	1.04	-
Options exercisable at December 31, 2019	1,940,000	$0.10	1.04	$-

As of December 31, 2019 and 2018, all outstanding options are fully vested and there was no unrecognized compensation expense in connection with unvested stock options.

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

In March 2018 in connection with the merger, the Company entered into Surrender and Exchange Agreements with note holders whereby the note holders agreed to surrender the 12% convertible notes including accrued interest of $5,479 and a total principal amount of $240,000 and the cancellation of all the stock warrants granted to the note holders. Such surrender of notes and warrants was done in connection with the Exchange Agreement which closed on March 26, 2018 (see Note 7).

There were no changes related to stock warrants during the year ended December 31, 2019.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

The minimum royalty shall be paid in advance on a quarterly basis for each year in which this License Agreement is in effect. The first minimum royalty payment was due on March 31st, 2018 and shall be in the amount of $5,000. The minimum royalty for a given year shall be due in advance and shall be paid in quarterly installments on March 31, September 30, September 30, and December 31 for the following quarters. As of December 31, 2019 and 2018, the Company has accrued royalty of $60,000 and $10,000, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

Note 10 – Concentrations of Revenue and Supplier

During the year ended December 31, 2019, beverage sales to two customers represented approximately 95% of the Company’s net sales. During the year ended December 31, 2018, beverage sales to a customer represented approximately 99% of the Company’s net sales.

As of December 31, 2019, accounts receivable from two customers represented approximately 100% of total accounts receivable. As of December 31, 2018, accounts receivable from one customer represented approximately 98% of total accounts receivable.

During the year ended December 31, 2019, the Company purchased raw materials and products from two vendors totaling approximately $3,424 (100% of the purchases). During the year ended December 31, 2018, the Company purchased inventories and products from two vendors totaling approximately $65,900 (45% of the purchases at 12% and 33%).

Note 11 - Related Party Transactions

In connection with the Exchange Agreement (see Note 1), the Company issued 500,000 shares of Series B Preferred Stock to the founders who were the CEO and COO of the Company.

In April 2018, the Company granted 100,000 shares of the Company’s common stock to the son of the former CEO of the Company who is now the COO of the Company for services rendered (see Note 8). The Company valued these common shares at the fair value of $9,000 or $0.09 per common share based on the closing trading price on the date of grant. The Company recorded stock-based compensation of $9,000 during the year ended December 31, 2018. These shares were to be issued as of December 31, 2019.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 12 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreased the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation. Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

The Company has incurred aggregate net operating losses of approximately $1,891,301 for income tax purposes as of December 31, 2019 that can be utilized indefinitely to reduce future United States taxable income subject to annual usage limits. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Income tax benefit at U.S. statutory rate of 21%	$(246,434)	$(213,906)
Non-deductible expenses	24,538	55,378
Increase in valuation allowance	221,896	158,528
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset was as follows:

Deferred Tax Asset:	December 31, 2019	December 31, 2018
Net operating loss carryforward	$397,173	$175,277
Valuation allowance	(397,173)	(175,277)
Net deferred tax asset	$-	$-

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $221,896 in fiscal 2019. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of the recent tax law and ownership changes that could occur in the future. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2018 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 13 – Subsequent events

On January 30, 2020, the Company entered into a Second Allonge Agreement with a lender whereby the principal amount of a convertible note dated on March 7, 2019 was increased by another $82,500 (“Fourth Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $75,000. The maturity date with respect to the Fourth Allonge Principal shall also be on March 7, 2020 and all the terms of the Note dated on March 7, 2019 remain as originally stated (see Note 7). The Company determined that there was no beneficial conversion feature as the effective conversion price is greater than the fair value of convertible instrument related to the Fourth Allonge Principal.

On March 24, 2020, the Company sold 2,500,000 shares of the Company’s common stock for gross proceed of $25,000.

On April 7, 2020, the Board of Directors of the Company approved to increase the authorized shares of the Company’s common stock to 1,000,000,000 shares from 600,000,000 shares of authorized shares of common stock.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (“Home Bistro”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”).

Prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange (the “Exchange”) of securities held by such securityholders for shares of the Company’s common stock, par value $0.001 per share, as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, stock options and Convertible Notes Payable (see Note 7) were converted into an aggregate of 172,377,500 shares of common stock on a fully diluted basis, consisting of 56,831,789 shares of the Company’s common stock and warrants to purchase up to 115,545,711 shares of Common Stock. The 250,000 shares of Series B Convertible Preferred Stock remain issued and outstanding and the other 250,000 shares of Series B Convertible Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement.

At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, each outstanding share of common stock of Home Bistro was converted into the right to receive fifteen thousand one hundred and point three (15,100.3) shares of common stock of the Company. Accordingly, the aggregate consideration issuable in the Merger to the former securityholders of Home Bistro is 767,838,260 shares of common stock on a fully-diluted basis consisting of 546,447,393 shares of common stock and warrants to purchase up to 221,390,867 shares of Common Stock. As a result of the Merger, the Company has 959,797,825 shares of common stock issued and outstanding on a fully-diluted basis consisting of 622,861,247 shares of common stock and warrants to purchase up to 336,936,578 shares of Common Stock. The Company plans to: (i) change its name to “Home Bistro, Inc.” (the “Name Change”); (ii) request a change to its ticker symbol (the “New Symbol”); and (iii) effect a reverse stock split of its Common Stock at a ratio of approximately 1-for-32 shares (the “Reverse Split”, together with the Name Change and New Symbol, the “Corporate Actions”). The Company intends to consummate the Corporate Actions as soon as possible and upon approval from the Secretary of State of the State of Nevada and the Financial Industry Regulatory Authority. Although the Company hopes to have all regulatory approvals on or before June 1, 2020, the Company can make no guarantees that it will receive any such approvals by that date.

On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies or practices. Furthermore, on April 20, 2020, Mr. Zalmi Duchman, the Chief Executive Officer of Home Bistro, Michael Finkelstein and Michael Novielli were appointed as directors of the Company. In addition, Mr. Duchman was appointed Chief Executive Officer of the Company.

Additionally, on April 20, 2020, the Company and a stockholder entered into a Put Option Agreement, pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock held by the stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period.