Form 10-Q
period 2020-03-31
Gratitude Health, Inc.
filed 2020-06-29
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170715

GRATITUDE HEALTH, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1517938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4014 Chase Avenue, #212 Miami Beach, FL 33140	(631) 964-1111
(Address of Principal Executive Offices and Zip Code)	(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of Gratitude Health, Inc.’s outstanding common stock as of June 29, 2020 was: 608,222,315.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

FORM 10-Q

March 31, 2020

i

Reliance on Securities and Exchange Commission Order

Gratitude Health, Inc., a Nevada corporation (the “Company”) is filing this Quarterly Report on Form 10-Q (this “Report’) for the fiscal year ended March 31, 2020 pursuant to the Securities and Exchange Commission Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by Securities and Exchange Commission Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of this Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On May 14, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of this Report by up to 45 days. As set forth therein, the Company’s books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses in these locations have precluded the Company’s personnel, particularly its senior accounting staff, from obtaining access to its subsidiaries’ books and records necessary to prepare the Company’s financial statements that, once audited, comprise the essence of this Report. Consequently, the Company was unable to timely file this Report without the extension provided for by the Order. See “Item 1A. Risk Factors” for further information concerning the potential impacts of COVID-19.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Report, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in this Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$7,114	$115,207
Accounts receivable	-	2,219
Prepaid expenses and other current assets	8,287	10,511

Total Current Assets	15,401	127,937

OTHER ASSETS:
Operating lease right-of-use assets, net	34,533	40,699
Deposit	6,828	6,828

Total Other Assets	41,361	47,527

TOTAL ASSETS	$56,762	$175,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$195,053	$149,776
Accrued salaries and related payroll liabilities	3,888	17,620
Convertible notes payable, net of debt discount	1,117,195	980,648
Operating lease liabilities, current portion	26,257	25,612

Total Current Liabilities	1,342,393	1,173,656

Long-term liabilities:
Operating lease liabilities, less current portion	8,276	15,087
Total Liabilities	1,350,669	1,188,743

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock $0.001 par value: 20,000,000 shares authorized; Convertible Series A Preferred stock ($0.001 Par Value; 520,000 Shares Authorized; 519,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019)	519	519
Convertible Series B Preferred stock ($0.001 Par Value; 500,000 Shares Authorized; 500,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019 )	500	500
Convertible Series C Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 2,500 shares issued and outstanding as of March 31, 2020 and December 31, 2019)	2	2
Common stock ($0.001 par value: 1,000,000,000 shares authorized; 19,582,065 and 17,082,065 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	19,582	17,082
Common stock to be issued (2,600,000 shares as of March 31, 2020 and December 31, 2019)	2,600	2,600
Additional paid-in capital	2,592,023	2,569,523
Accumulated deficit	(3,909,133)	(3,603,505)

Total Stockholders’ Deficit	(1,293,907)	(1,013,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$56,762	$175,464

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended
	March 31,
	2020	2019

Net revenues	$-	$193

Cost of sales	-	943

Gross loss	-	(750)

OPERATING EXPENSES:
Compensation and related expenses	82,864	104,141
Professional and consulting expenses	50,229	56,956
Research and development expenses	39,945	-
Selling and marketing expenses	12,453	11,887
General and administrative expenses	58,487	49,128

Total Operating Expenses	243,978	222,112

LOSS FROM OPERATIONS	(243,978)	(222,862)

OTHER EXPENSE:
Interest expense	(61,650)	(4,473)

Other expense	(61,650)	(4,473)

LOSS BEFORE PROVISION FOR INCOME TAXES	(305,628)	(227,335)

Provision for income taxes	-	-

NET LOSS	$(305,628)	$(227,335)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	19,624,359	19,432,051

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2020 and 2019

(UNAUDITED)

	SERIES A Preferred Stock		SERIES B Preferred Stock		SERIES C Preferred Stock		Common Stock		Common Stock - Unissued		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2019	51,900	$519	500,000	$500	2,500	$2	17,082,065	$17,082	2,600,000	$2,600	$2,569,523	$(3,603,505)	$(1,013,279)

Issuance of common stock for cash	-	-	-	-	-	-	2,500,000	2,500	-	-	22,500	-	25,000

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(305,628)	(305,628)

Balance, March 31, 2020	51,900	$519	500,000	$500	2,500	$2	19,582,065	$19,582	2,600,000	$2,600	$2,592,023	$(3,909,133)	$(1,293,907)

	SERIES A Preferred Stock		SERIES B Preferred Stock		SERIES C Preferred Stock		Common Stock		Common Stock - Unissued		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2018	520,000	$520	500,000	$500	2,250	$2	16,832,065	$16,832.00	2,600,000	$2,600	$1,186,034	$(1,115,024)	$91,464

Beneficial conversion feature in connection with the issuance of convertible notes payable	-	-	-	-	-	-	-	-	-	-	13,750	-	13,750

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(227,335)	(227,335)

Balance, March 31, 2019	520,000	$520	500,000	$500	2,250	$2	16,832,065	$16,832	2,600,000	$2,600	$1,199,784	$(1,342,359)	$(122,121)

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(305,628)	$(227,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	4,196
Amortization of ROU asset	6,166	5,907
Amortization of debt discount	61,547	3,039
Change in operating assets and liabilities:
Accounts receivable	2,219	9,336
Inventory	-	2,761
Prepaid expenses and other current assets	2,224	(1,779)
Accounts payable and accrued expenses	45,277	19,463
Accrued salaries and related payroll liabilities	(13,732)	(10,641)
Operating lease liabilities	(6,166)	(5,264)

NET CASH USED IN OPERATING ACTIVITIES	(208,093)	(200,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds received from issuance of convertible notes payable, net of issuance cost	75,000	242,525
Net proceeds received from issuance of common stock	25,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	242,525

NET INCREASE (DECREASE) IN CASH	(108,093)	42,208

CASH, beginning of period	115,207	60,274

CASH, end of period	$7,114	$102,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature in connection with the issuance of convertible notes payable	$-	$13,750
Operating lease right-of-use assets and operating lease liabilities recorded upon adoption of ASC 842	$-	$63,566

See accompanying notes to the unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Note 1 - Organization and Operations

Gratitude Health, Inc. (the “Company”) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. On March 26, 2018, the Company merged with Gratitude Health Inc., a private company incorporated in Florida on September 14, 2017 (“Gratitude Subsidiary”), in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange. The Company’s former business was focused on inventing, developing and producing aromatherapy devices and vaporizers before such merger. As a result of such merger, the Company became engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark.

On March 26, 2018 (the “Closing Date”), Gratitude Subsidiary, entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, Hamid Emarlou, the principal shareholder of the Company (“Acquiror Principal Shareholder”), and all of the principal shareholders of Gratitude Subsidiary. Upon closing of the transactions contemplated under the Exchange Agreement (the “Transactions”), Gratitude Subsidiary became a wholly-owned subsidiary of the Company.

On March 26, 2018, the Company closed the Transactions with Gratitude Subsidiary. The Transactions constituted a change in control and the majority of the Board of Directors changed with the consummation of the Transactions. The Company issued to the stockholders of Gratitude Subsidiary shares of preferred stock which represented approximately 86% of the combined company on a fully converted basis after the closing of the Exchange Agreement and the Spin off Agreement as described below.

On the Closing Date, Acquiror Principal Shareholder entered into a Spin Off Agreement with the Company for the sale of the existing wholly-owned subsidiary of the Company, Vapir, Inc., in exchange for Acquiror Principal Shareholder’s 36,309,768 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Spin Off Agreement closed on April 14, 2018. The Company recognized the disposition of the Vapir business on the date such merger.

On April 7, 2020, the Board of Directors of the Company approved the increase of authorized shares of Common Stock to 1,000,000,000 from 600,000,000 (see Note 6 and Note 9).

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (“Home Bistro”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). Pursuant to the terms of the Merger Agreement, Home Bistro filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020 (see Note 9).

On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies or practices. Furthermore, on April 20, 2020, Mr. Zalmi Duchman, the Chief Executive Officer of Home Bistro, Michael Finkelstein and Michael Novielli were appointed as directors of the Company. In addition, Mr. Duchman was appointed Chief Executive Officer (see Note 9). As a result of the acquisition of Home Bistro, the Company now also provides high quality, direct-to-consumer, ready-made meals at www.homebistro.com, and restaurant quality meats and seafood through its Colorado Prime brand. Home Bistro is uniquely positioned to take advantage of the developing market opportunity generated by consumers’ growing demand for prepared meals ordered online and delivered to their homes.

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which present the consolidated financial statements of the Company and its wholly-owned subsidiary as of March 31, 2020. All intercompany transactions and balances have been eliminated. Accordingly, the interim audited condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019 and included in the Annual Report on Form 10-K filed with the SEC on May 14, 2020.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

These interim unaudited condensed consolidated financial statements for the period ending March 31, 2020 consist of the interim unaudited consolidated balance sheets of the Company as of March 31, 2020 and December 31, 2019 and the related interim unaudited condensed consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the three month periods ended March 31, 2020 and 2019, and the related notes, and accordingly do not reflect the acquisition of the Company’s new wholly-owned subsidiary, Home Bistro, which was consummated on April 20, 2020, as more fully disclosed in Note 9.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company held no cash equivalents as of March 31, 2020 and December 31, 2019. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2020 and December 31, 2019, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value of financial instruments

The estimated fair value of certain financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued salaries and related payroll liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Revenue Recognition

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

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. During the three months ended March 31, 2020 and 2019, research and development costs were $39,945 and $0, respectively.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in general and administrative expenses as incurred. Shipping costs included in general and administrative expense were $0 and $1,006 for the three months ended March 31, 2020 and 2019, respectively.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $12,453 and $11,887 for the three months ended March 31, 2020 and 2019, respectively, and are included in general and administrative expenses.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the consolidated financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award.

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

March 31, 2020

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

The potentially dilutive common stock equivalents for the three months ended March 31, 2020 and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2020	March 31, 2019
Common stock equivalents:
Stock options	1,940,000	1,940,000
Convertible notes payable	28,187,500	-
Convertible Preferred Stock	267,250,000	111,000,000
Total	297,377,500	112,940,000

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

Note 3 - Going Concern

The Company’s interim unaudited condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the interim unaudited condensed consolidated financial statements, the Company has an accumulated deficit of approximately $3,909,133 at March 31, 2020, and incurred a net loss of approximately $305,628 and used cash in operating activities of approximately $208,093 for the three months ended March 31, 2020. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenues. Currently, management is seeking capital to implement its business plan and generate sufficient revenues. There is no guarantee that the Company will be able to raise sufficient capital or generate a level of revenues to sustain its operations. The interim unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Note 4 - Operating Lease Right-of-Use Assets and Operating Lease Liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2020 and 2019, the Company recorded $6,166 and $5,907, respectively, as operating lease expense which is included in general and administrative expenses on the statements of operations.

In April 2018, the Company entered into a lease agreement for its corporate facility in Palm Beach Gardens, Florida. The lease is for a period of 36 months commencing in July 2018 and expiring in July 2021. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of $2,154 plus a pro rata share of operating expenses beginning July 2018 and subject to annual increases beginning the 2nd and 3rd lease year. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities.

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

Right-of-use assets are summarized below:

March 31, 2020
(Unaudited)
Office lease (remaining lease term of 15 months)	$59,069
Equipment lease (remaining lease term of 24 months)	4,497
Subtotal	63,566
Less accumulated amortization	(29,033)
Right-of-use assets, net	$34,533

Operating Lease liabilities are summarized below:

March 31, 2020
(Unaudited)
Office lease	$59,069
Equipment lease	4,497
Reduction of lease liability	(29,033)
Total lease liabilities	34,533
Less: current portion	(26,257)
Long term portion of lease liability	$8,276

Minimum lease payments under non-cancelable operating lease at March 31, 2020 are as follows:

Nine months ended December 31, 2020	$21,672
Year ended December 31, 2021	15,450
Year ended December 31, 2022	435
Total	$37,557
Less: Present value discount	(3,024)
Lease liability	$34,533

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Note 5 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Convertible notes payable	$1,127,500	$1,045,000
Unamortized debt discount	(10,305)	(64,352)
Total convertible notes payable	$1,117,195	$980,648

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

On March 7, 2019 and on May 14, 2019, the Company closed a financing transaction by entering into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor for purchase of a promissory note (together with other notes issued under the Securities Purchase Agreement, the “Notes”). The Company raised an aggregate principal amount of $550,000 and gross cash proceeds of $500,000. The offering represented $1.10 of note principal for each $1.00 of proceeds purchased, with rolling closings in minimum amounts of $25,000. The March 7, 2019 and May 14, 2019 promissory notes were convertible into Common Stock at an initial conversion price of $0.05 and $0.04, respectively, which were subject to price protection, whereby upon any issuance of securities of the Company at a price below the effective conversion price of the Notes would be adjusted to the new lower issuance price (“Down Round Feature”). In accordance with ASU 2017-11 “Earnings Per Share (Topic 260)”, Down Round Features are accounted for in the period when triggered. No such triggering events occurred during the three-month periods ended March 31, 2020 and 2019. The Notes had a term of one year from the date of issuance. The Company received gross proceeds of $500,000 of which $50,000 was used to pay the promissory note issued in February 2019. See below regarding the trigger of the Down Round Feature when the conversion price on the convertible note dated March 7, 2019 was reduced from $0.05 to $0.04. As of March 31, 2020, the Notes had an aggregate outstanding principal balance of $550,000.

On August 12, 2019, the Company entered into an First Allonge Agreement with a lender whereby the principal amount of a convertible note dated March 7, 2019 was increased by $137,500 (“First Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $125,000. The maturity date with respect to the First Allonge Principal was March 7, 2020 and all the terms of the note dated on March 7, 2019 remained as originally stated except the First Allonge Principal was convertible into Common Stock at an initial conversion rate of $0.04, subject to price protection. The Company determined that there was no beneficial conversion feature as the effective conversion price was greater than the fair value of Common Stock shares on date of issuance.

On October 11, 2019, the Company entered into a Second Allonge Agreement with a lender whereby the principal amount of a convertible note dated March 7, 2019 was increased by another $110,000 (“Second Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $100,000. The maturity date with respect to the Second Allonge Principal was March 7, 2020 and all the terms of the note dated on March 7, 2019 remained as originally stated. The Company determined that there was no beneficial conversion feature as the effective conversion price was greater than the fair value of convertible instrument related to the Second Allonge Principal.

On November 19, 2019, the Company entered into a Third Allonge Agreement with a lender whereby the principal amount of a convertible note dated March 7, 2019 was increased by another $247,500 (“Third Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $225,000. The maturity date with respect to the Third Allonge Principal was on March 7, 2020 and all the terms of the note dated on March 7, 2019 remained as originally stated. The Company determined that there was no beneficial conversion feature as the effective conversion price was greater than the fair value of convertible instrument related to the Third Allonge Principal.

On January 30, 2020, the Company entered into a Fourth Allonge Agreement with a lender whereby the principal amount of a convertible note dated March 7, 2019 was increased by another $82,500 (“Fourth Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $75,000. The maturity date with respect to the Fourth Allonge Principal was March 7, 2020 and all the terms of the note dated on March 7, 2019 remained as originally stated. The Company determined that there was no beneficial conversion feature as the effective conversion price was greater than the fair value of convertible instrument related to the Fourth Allonge Principal.

As of March 31, 2020, the note had an aggregate outstanding principal balance of $577,500 pursuant to the First, Second, Third and Fourth Allonge Agreements as discussed above.

The Company accounted for beneficial conversion features on the convertible notes payable based on the intrinsic value on date of issuance. The debt discounts at issuance consisted of beneficial conversion features of $68,750, financing costs of $14,950, legal fees of $2,500 and debt premium of $102,500.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

During the three months ended March 31, 2020 and 2019, the Company recorded $61,547 and $3,039, respectively, as amortization of debt discount which is included in interest expense on the interim unaudited condensed consolidated statements of operations. As of March 31, 2020, the remaining unamortized debt discount was $10,305 which was being amortized over the term of the note, which was to mature May 2020.

Convertible notes in an aggregate principal amount of $852,500 with maturity date of March 7, 2020 were considered in default. On April 20, 2020, all convertible notes payable outstanding as of March 31, 2020 were exchanged for warrants to purchase up to 28,187,500 shares of common stock (see Note 9).

Note 6 - Stockholders’ Equity (Deficit)

Shares Authorized

As of March 31, 2020, the authorized capital of the Company consisted of 600,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

On April 7, 2020, the Board of Directors of the Company approved the increase of the authorized shares of the Common Stock to 1,000,000,000 from 600,000,000 (see Note 1 and Note 9).

Common Stock

On March 24, 2020, the Company sold 2,500,000 shares of Common Stock to an investor for gross proceeds of $25,000.

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

On March 19, 2018, the Company designated 500,000 shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into shares of Common Stock with a stated value of $10 per share of Series B Preferred Stock and conversion price of $0.10 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalizations or otherwise, and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred. The Series B Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the Stated Value plus any accrued and unpaid dividends thereon and any other fees due and owing. Holders of Series B Preferred Stock voting as a single class, in the aggregate, are entitled to vote with all voting securities of the Company on all matters submitted to the holders of voting securities for vote with the holders of the Series B Preferred Stock entitling the holder thereof to cast that number of votes equal to the number of shares of Common Stock issued and outstanding eligible to vote, at the time of the respective vote plus the number of votes which all other series, or classes of securities are entitled to cast together with the holders of Common Stock at the time of the relevant vote plus one additional share of Common Stock. Solely with respect to matters of the Company’s capitalization and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or bylaws.

On August 1, 2018, the Company designated 1,000 shares of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into shares of Common Stock with a stated value of $200 per share of Series C Preferred Stock and conversion price of $0.05 per share of Common Stock, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise. The Series C Preferred Stock votes with the Common Stock on a fully as converted basis. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing. In October 2018, the Board of Directors of the Company approved and authorized an amendment to increase the number of designated authorized shares of the Series C Preferred Stock from 1,000 to 2,500 shares.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

On April 20, 2020 all of the Company’s issued and outstanding shares of Series A Preferred Stock, Series C Preferred Stock, stock options and convertible notes were converted into an aggregate of 172,377,500 shares of Common Stock on a fully diluted basis, consisting of 56,831,789 shares of Common Stock and warrants to purchase up to 115,545,711 shares of Common Stock. The 250,000 shares of Series B Convertible Preferred Stock remain issued and outstanding and the other 250,000 shares of Series B Convertible Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement (See Note 9).

Common Stock Options

Stock option activity for the three months ended March 31, 2020 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,940,000	0.10	1.04	-

Balance at March 31, 2020	1,940,000	0.10	0.79	-
Options exercisable at March 31, 2020	1,940,000	$0.10	0.79	$-

As of March 31, 2020, all outstanding options are fully vested and there was no unrecognized compensation expense in connection with unvested stock options.

On April 20, 2020 all of the Company’s issued and outstanding shares of Series A Preferred Stock, Series C Preferred Stock, stock options and convertible notes were converted into an aggregate of 172,377,500 shares of Common Stock on a fully diluted basis, consisting of 56,831,789 shares of Common Stock and warrants to purchase up to 115,545,711 shares of Common Stock (See Note 9).

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Note 7 - Commitments and Contingencies

License Agreement

In January 2018, the Company entered into a Standard Exclusive License Agreement (the “License Agreement”) whereby the licensor agreed to grant exclusive license to the Company for licensed patent owned or controlled by a licensor. The licensed patent is related to tea polyphenols esters and analogs for cancer prevention and treatment. The term of this license began on the effective date of the License Agreement and continue until the later of the date that no licensed patent remains a pending application or an enforceable patent, or the date on which Company’s obligation to pay royalties expires pursuant to the License Agreement. Further, the License Agreement contains provisions allowing the university to terminate the license under certain conditions including, but not limited to, the Company not “diligently developing and commercializing” licensed product in the territory. The Company agreed to pay license issue fee of $5,000 within 30 days of the effective date, which was paid in March 2018.

Additionally, the Company agreed to pay certain royalty payments as follows:

i.	three percent (3%) for Net Sales of Licensed Products, and Licensed Processes (all as defined in the License Agreement), for each product or process, on a country-by-country basis, for cumulative Net Sales up to one million dollars ($1,000,000); and

ii.	four percent (4%) for Net Sales of Licensed Products and Licensed Processes, for each product or process, on a country-by-country basis, for cumulative Net Sales from one million dollars ($1,000,000) to five million dollars ($5,000,000); and

iii.	five percent (5%) for Net Sales of Licensed Products and Licensed Processes, for each product or process, on a country-by-country basis, Net Sales over five million dollars ($5,000,000).

Furthermore, the Company agreed to pay the licensor minimum royalty payments, as follows:

Payment	Year
$20,000	2018
$50,000	2019
$100,000	2020 and every year thereafter on the same date, for the life of this License Agreement.

The minimum royalty shall be paid in advance on a quarterly basis for each year in which the License Agreement is in effect. The first minimum royalty payment was on March 31, 2018 and in the amount of $5,000. The minimum royalty for a given year shall be due in advance and shall be paid in quarterly installments on March 31, June 30, September 30, and December 31 for the following quarters. As of March 31, 2020 and December 31, 2019, the Company has accrued royalty of $97,897 and $66,000, respectively, which is included in accounts payable and accrued expenses on the interim unaudited condensed consolidated balance sheets.

Note 8 - Concentrations of Revenue and Supplier

Revenue Concentration

●	During the three months ended March 31, 2020, Company had no revenue.

●	During the three months ended March 31, 2019, the Company’s beverage sales to two customers represented approximately 100% of the Company’s net sales.

Accounts Receivable Concentration

●	As of March 31, 2020, the Company had no accounts receivable.

●	As of December 31, 2019, the Company had accounts receivable from two customers which represented approximately 100% of total accounts receivable.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Supplier Concentration

●	During the three months ended March 31, 2020, the Company had no raw materials and products.

●	During the three months ended March 31, 2019, the Company purchased raw materials and products from a vendor totaling approximately $550 (100% of the purchases).

Note 9 – Subsequent Events

Increase in Authorized Common Stock

On April 7, 2020, the Board of Directors of the Company approved the increase the authorized shares of Common Stock to 1,000,000,000 from 600,000,000 (see Note 1 and Note 6).

Agreement and Plan of Merger

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, also referred to herein as Merger Sub, and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business, also referred to herein also Home Bistro, entered into an Agreement and Plan of Merger, also referred to herein as the Merger Agreement, pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger, also referred to herein as the Merger. Pursuant to the terms of the Merger Agreement, Home Bistro filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020 (see Note 1).

Prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange (the “Exchange”) of securities held by such securityholders for shares of Common Stock, as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Preferred Stock, Series C Preferred Stock, stock options and convertible notes (See Note 5) were converted into an aggregate of 172,377,500 shares of Common Stock on a fully-diluted basis, consisting of 56,831,789 shares of Common Stock and warrants to purchase up to 115,545,711 shares of Common Stock. The 250,000 shares of Series B Convertible Preferred Stock remain issued and outstanding and the other 250,000 shares of Series B Convertible Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement.

At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, each outstanding share of common stock of Home Bistro was converted into the right to receive fifteen thousand one hundred and point three (15,100.3) shares of Common Stock. Accordingly, the aggregate consideration issuable in the Merger to the former securityholders of Home Bistro is 767,838,260 shares of Common Stock on a fully-diluted basis consisting of 546,447,393 shares of Common Stock and warrants to purchase up to 221,390,867 shares of Common Stock. As a result of the Merger, the Company has 961,047,825 shares of Common Stock issued and outstanding on a fully-diluted basis consisting of 608,222,315 shares of Common Stock and warrants to purchase up to 352,825,510 shares of Common Stock.

The Company plans to change its name to “Home Bistro, Inc.” and change its ticker symbol as soon as possible and upon approval from the Secretary of State of the State of Nevada and the Financial Industry Regulatory Authority. Further, the Company intends to effect a reverse stock split of its Common Stock such that every holder of Common Stock shall receive 1 share of Common Stock for every 31.993 shares of Common Stock held (with fractional shares rounded up to the nearest whole share) as soon as possible and upon approval from the Secretary of State of the State of Nevada and the Financial Industry Regulatory Authority.

On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies or practices. Furthermore, on April 20, 2020, Mr. Zalmi Duchman, the Chief Executive Officer of Home Bistro, Michael Finkelstein and Michael Novielli were appointed as directors of the Company. In addition, Mr. Duchman was appointed Chief Executive Officer (see Note 1).

In connection with the Merger, certain Company shareholders entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such shareholders agreed to certain restrictions regarding the resale of Common Stock for a period of two years from the date of the Merger Agreement, as more fully detailed therein.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Additionally, on April 20, 2020, the Company and a shareholder entered into a Put Option Agreement, pursuant to which, among other things, the Company agreed, at the election of the shareholder, to purchase certain shares of Common Stock from such shareholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the shareholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of Common Stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of Common Stock sold during the Market Period and the number of shares of Common Stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period.

Effective April 20, 2020, the Company acquired all the issued and outstanding shares of Home Bistro pursuant to the Merger Agreement and Home Bistro became a wholly-owned subsidiary of the Company. As a result of the Merger Agreement, for financial statement reporting purposes, the business combination between the Company and Home Bistro has been treated as a reverse acquisition and recapitalization with Home Bistro deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. At the time of the Merger Agreement, both the Company and Home Bistro had their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the Merger Agreement are those of Home Bistro and are recorded at the historical cost basis of Home Bistro. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Home Bistro which are recorded at historical cost. The results of operations of the Company are consolidated with results of operations of Home Bistro starting on the date of the Merger Agreement. The equity of the consolidated entity is the historical equity of Home Bistro retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition.

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to Home Bistro shares of common stock and warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger.

Paycheck Protection Program Loan

On April 8, 2020, Home Bistro executed a note (the “PPP Note”) for the benefit of JPMorgan Chase Bank, N.A. (the “Lender”) in the aggregate amount of $14,612 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 0.98% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, Home Bistro is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and Home Bistro. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from Home Bistro, or filing suit and obtaining judgment against Home Bistro. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for Home Bistro to apply for forgiveness of its PPP loan. No assurance can be given that Home Bistro will be successful in obtaining forgiveness of the loan in whole or in part.

Agreement for Use of Processing Kitchen Facility

On June 12, 2020, Home Bistro entered into an agreement for the use of a processing kitchen facility in Pompano Beach, Florida. The agreement has a month-to-month term. The owner of the kitchen facility may terminate the agreement, in its sole and absolute discretion, by prior written notice and Home Bistro may terminate the lease with 30 days prior written notice. Pursuant to the agreement, the Company is required to pay $5,335 per month, subject to change with advanced notice.

Economic Injury Disaster Loan

On June 17, 2020, Home Bistro executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. As of the date of this Quarterly Report on Form 10-Q, Home Bistro has not requested any disbursements under the EIDL Loan, and the EIDL Loan requires all requests for disbursements be made by December 17, 2020 (six months after the date of the EIDL Loan), unless the SBA, in its sole discretion, extends the disbursement period. If the Company does not request disbursements by such date, the EIDL Loan commitment will terminate and Home Bistro will lose the ability to draw the funds. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note (defined below)) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received a $5,000 advance, which does not have to be repaid.

GRATITUDE HEALTH, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

In connection therewith, Home Bistro executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of Home Bistro, which also contains customary events of default (the “SBA Security Agreement”).

Home Bistro returned the executed SBA Loan Agreement, the SBA Note and the SBA Security Agreement to the SBA within the two month deadline from June 17, 2020 in order to avoid forfeiting the EIDL Loan.

COVID-19

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s Home Bistro segment’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of Home Bistro’s products. To date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company is not aware of any such disruptions. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Our actual results or actions may differ materially from these forward-looking statements for many reasons. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect. See “CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION” above. As used herein, the terms “we,” “us,” “our” and the “Company” refers to Gratitude Health, Inc., a Nevada corporation and its subsidiaries unless otherwise stated.

Overview

Gratitude Health Inc. was originally incorporated under the laws of the State of Nevada on December 17, 2009 under the name “Apps Genius Corp.” Our original business was to develop, market, publish and distribute social games and software applications that consumers could use on a variety of platforms, including social networks, wireless devices and stand-alone websites. We were unsuccessful in operating our business and on October 7, 2013 we entered into a Membership Interest Purchase Agreement with FAL Minerals LLC and changed our name to “FAL Exploration Corp.” Subsequently, the Membership Interest Purchase Agreement with FAL Minerals LLC was terminated and we entered into an Exchange Agreement with Vapir, Inc. and its shareholders. In December 2014, the Company changed its name into “Vapir Enterprises, Inc.” Effective March 23, 2018, the Company changed its legal name from Vapir Enterprises Inc. to “Gratitude Health, Inc.” The Company’s principal business was focused on inventing, developing and producing aromatherapy devices and vaporizers.

On March 26, 2018, the Company merged with Gratitude Health, Inc., a private company incorporated in Florida on September 14, 2017 (“Gratitude Subsidiary”), in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange, and the business of Gratitude Subsidiary became the business of the Company. The number of shares issued represented approximately 86% of the issued and outstanding common stock, par value $0.001 per share (“Common Stock”) immediately after the consummation of the such share exchange. Gratitude Subsidiary is now a wholly-owned subsidiary of the Company.

On April 20, 2020, pursuant to an Agreement and Plan of Merger, the Company acquired Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (“Home Bistro”) through a “reverse merger” transaction whereby a Fresh Market Merger Sub, Inc., a Delaware corporation merged with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). Following the Merger, the Company’s pre-merger stockholders now hold approximately twenty percent (20%) of the Common Stock issued and outstanding, on a fully-diluted basis.

Prior the Merger, the Company was solely engaged in manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademarks. As a result of the acquisition of Home Bistro, the Company now also provides high quality, direct-to-consumer, ready-made meals at www.homebistro.com, and restaurant quality meats and seafood through its Colorado Prime brand. Home Bistro is uniquely positioned to take advantage of the developing market opportunity generated by consumers’ growing demand for prepared meals ordered online and delivered to their homes.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s Home Bistro segment’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of Home Bistro’s products. To date, the Company is not aware of any such disruptions. Furthermore, to date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. See “Item 1A. Risk Factors” for further information concerning the potential impacts of COVID-19.

The interim unaudited consolidated financial statements contained in this Report consist of the consolidated balance sheets of the Company as of March 31, 2020 and 2019, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity (deficit), and consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and related notes, and accordingly do not reflect the acquisition of our new wholly-owned subsidiary, Home Bistro, which was consummated on April 20, 2020, as more fully detailed in this Report.  The audited financial statements of Home Bistro for the fiscal year ended December 31, 2018 and related notes and the unaudited financial statements of Home Bistro for the nine months ending September 30, 2019 and September 30, 2018 were filed as Exhibits 99.2 and 99.3, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020.  To the extent unaudited pro forma financial information is required to be filed under Item 9.01(b), it will be filed by an amendment to such Current Report on Form 8-K no later than 71 days after the date on which such Current Report on Form 8-K was required to be filed.

Results of Operations

For the three months ended March 31, 2020 and 2019

On March 26, 2018, the Company merged with Gratitude Subsidiary in a transaction treated as a reverse acquisition and recapitalization effected by a share exchange, and the business of Gratitude Subsidiary became the business of the Company. The consolidated financial statements are those of Gratitude Subsidiary (the accounting acquirer) prior to that merger and include the activity of the Company (the legal acquirer) from the date of that merger.

Net Revenues

For the three months ended March 31, 2020 and 2019, the Company generated revenues from the sales of ready to drink beverages amounted to $0 and $193, respectively, a decrease of $193 or 100% due to the shift of our focus on the product development of our Keto Fuel complete meal beverages.

Cost of Sales

The primary components of cost of sales include the cost of the product, production cost, warehouse storage cost, cost of spoilage, and shipping fees. For the three months ended March 31, 2020 and 2019, the Company’s cost of sales amounted to $0 and $943, respectively. These resulted in gross loss of $0 and $750 for the three months ended March 31, 2020 and 2019, respectively. We did not generate any revenue, as well as cost of sales, during the three months ended March 31, 2020.

Operating Expenses

For the three months ended March 31, 2020 operating expenses from operations amounted to $243,978 as compared to $222,112 for the three months ended March 31, 2019, a decrease of $21,866, or 10%.

For the three months ended March 31, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended March 31,
	2020	2019
Compensation and related expenses	$82,864	$104,141
Professional and consulting expenses	50,229	56,956
Research and development expenses	39,945	-
Selling and marketing expenses	12,453	11,887
General and administrative expenses	58,487	49,128
Total	$243,978	$222,112

Compensation and related expenses:

For the three months ended March 31, 2020, compensation and related expenses decreased by $21,277 or 20%, as compared to the three months ended March 31, 2019. The decrease was primarily attributable to a decrease salaries and employee health benefits.

Professional and consulting expenses:

For the three months ended March 31, 2020, professional and consulting expense decreased by $6,727 or 12%, as compared to the three months ended March 31, 2019. The decrease was primarily due to decrease in filing and other professional services.

Research and development expense:

For the three months ended March 31, 2020, research and development expense increased by $39,945 or 100%, as compared to the three months ended March 31, 2019. The increase was primarily due to product development of our Keto Fuel complete meal beverages.

Selling and marketing expenses:

For the three months ended March 31, 2020, selling and marketing expense increased by $566 or 5%, as compared to the three months ended March 31, 2019. The increase was related to sales promotions of our product.

General and administrative expenses:

For the three months ended March 31, 2020, general and administrative expenses increased by $9,359 or 19%, as compared to the three months ended March 31, 2019. The increase was primarily due to increase in royalty expense related to our license agreement.

Loss from Operations

For the three months ended March 31, 2020, loss from operations amounted to $243,978 as compared to $222,862 for the three months ended March 31, 2019, an increase of $21,866, or 10%. The increase was primarily a result of the increase in operating expenses discussed above.

Other Expense

For the three months ended March 31, 2020, we had total other expense of $61,650 as compared to $4,473 for the three months ended March 31, 2019, an increase of $57,177, or 1,278%. primarily related to an increase in amortization of debt discounts in connection with convertible notes.

Net loss

For the three months ended March 31, 2020, we had a net loss of $305,628, or $(0.02) per common share (basic and diluted), compared to a net loss of $227,335, or $(0.01) per common share (basic and diluted) for the three months ended March 31, 2019, an increase of $78,293, or 34%. The increase was primarily a result of the increase in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,326,992 and cash of $7,114 as of March 31, 2020 and a working capital deficit of $1,045,719 and $115,207 of cash as of December 31, 2019.

			Three Months Ended March 31, 2020
	March 31, 2020	December 31, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$15,401	$127,937	$(112,536)	88%
Total current liabilities	(1,342,393)	(1,173,656)	(168,737)	14%
Working capital deficit:	$(1,326,992)	$(1,045,719)	$(281,273)	27%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $112,536 and an increase in current liabilities of $168,737.

Cash Flows

The following table provides detailed information about our net cash flows:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(208,093)	$(200,317)
Net cash provided by financing activities	100,000	242,525
Net change in cash	$(108,093)	$42,208

We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2020. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan and generate sufficient revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Net Cash Used in Operating Activities

Net cash used in operating activities was $208,093 for the three months ended March 31, 2020 as compared to $200,317 for the three months ended March 31, 2019, an increase of $7,776, or 4%.

●	Net cash used in operating activities for the three months ended March 31, 2020 primarily reflected our net loss of $305,628 adjusted for the add-back on non-cash items such as amortization of debt discount of $61,547 and ROU asset of $6,166 and changes in operating asset and liabilities consisting primarily of an decrease in account receivable of $2,219, decrease of prepaid expenses of $2,224 offset by a net increase in accounts payable, accrued expenses and other accrued liabilities of $25,379.

●	Net cash used in operating activities for the three months ended March 31, 2019 primarily reflected our net loss and adjustments to reconcile net loss to net cash used in operating activities. Net cash used in operating activities of $200,317 consisted of a net loss of $227,335. The net loss was partially offset by reconciliation of depreciation of $4,196, total amortization of $8,946, offset by net changes in operating assets and liabilities of $13,876 primarily from a decrease in accounts receivable and inventory offset by the increase in accounts payable and accrued expenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $100,000 for the three months ended March 31, 2020 as compared to $242,525 for the three months ended March 31, 2019, a decrease of $142,525, or 59%.

●	Net cash provided by financing activities for the three months ended March 31, 2020 consisted of net proceeds from convertible debt of $75,000 and proceeds from sale of Common Stock of $25,000.

●	Net cash provided by financing activities for the three months ended March 31, 2019, consisted of net proceeds from convertible debt of $242,525.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2020 had a material impact on our operations.

Off-Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our condensed consolidated financial statements. We believe the critical accounting policies in Note 2 to the condensed consolidated financial statements appearing in the financial statements for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, valuation of deferred tax assets, useful life of property and equipment, valuation of debt discount, the assumptions used to calculate fair value of stock warrants granted, valuation of ROU assets and operating lease liabilities, inventory reserves, the value of stock-based compensation and fees and the fair value of the common stock issued. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4.	Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ending March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of March 31, 2020:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it had no independent directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our office.

(4)	Lack of sufficient segregation of duties such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2020, that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

In light of developments relating to COVID-19 occurring subsequent to the filing of our Annual Report on Form 10-K filed with the SEC on May 14, 2020, we are supplementing the risk factors previously disclosed in such Annual Report with the following risk factor, which should be read in conjunction with the other risk factors presented in such Annual Report:

The effects of the outbreak of COVID-19 have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients’ and counterparties’ operations, which could have an adverse effect on our business, financial condition and results of operations.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of individuals infected with COVID-19. All states have declared states of emergency. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

●	Our employees contracting COVID-19;

●	Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations;

●	Unavailability of key personnel necessary to conduct our business activities;

●	Unprecedented volatility in global financial markets;

●	Reductions in revenue across our operating businesses;

●	Closure of our offices or the offices of our clients; and

●	De-globalization

The COVID-19 pandemic also has the potential to significantly impact our Home Bistro segment’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, our service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of our Home Bistro segment’s products. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company is not aware of any such disruptions.

We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sectors in particular. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. To date, the Company has been able to avoid layoffs and furloughs of employees.

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

As set forth in greater detail in Note 9 of the unaudited condensed interim financial statements above and “Item 5. Other Information” below, (i) on April 8, 2020, Home Bistro received a loan in the aggregate amount of $14,612 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and (ii) on June 17, 2020, Home Bistro executed the standard loan documents required for securing a loan from the U.S. Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for and be granted forgiveness for all or part of the PPP loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during a specified period after receipt of the loan proceeds for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered period will qualify for forgiveness. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, as set forth in the note evidencing the PPP loan, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP loan will ultimately be forgiven by the SBA.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2020, the Company entered into a Fourth Allonge Agreement with a lender whereby the principal amount of a convertible note dated March 7, 2019 was increased by another $82,500 (“Fourth Allonge Principal”) with original issue discount of 10%, receiving gross cash proceeds of $75,000. The maturity date with respect to the Fourth Allonge Principal was also on March 7, 2020 and all the terms of the note dated March 7, 2019 remained as originally stated. As of March 31, 2020, the outstanding principal balance was $75,000. On April 20, 2020, all outstanding convertible notes payable, including the Fourth Allonge Principal, were exchanged for warrants to purchase up to 28,187,500 shares of Common Stock.

On March 24, 2020, the Company sold 2,500,000 shares of Common Stock to an investor for gross proceeds of $25,000. The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

On June 17, 2020, Home Bistro executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. As of the date of this Quarterly Report on Form 10-Q, Home Bistro has not requested any disbursements under the EIDL Loan, and the EIDL Loan requires all requests for disbursements be made by December 17, 2020 (six months after the date of the EIDL Loan), unless the SBA, in its sole discretion, extends the disbursement period. If the Company does not request disbursements by such date, the EIDL Loan commitment will terminate and Home Bistro will lose the ability to draw the funds. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note (defined below)) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received a $5,000 advance, which does not have to be repaid.

In connection therewith, Home Bistro executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of Home Bistro, which also contains customary events of default (the “SBA Security Agreement”).

Home Bistro returned the executed SBA Loan Agreement, the SBA Note and the SBA Security Agreement to the SBA within the two month deadline from June 17, 2020 in order to avoid forfeiting the EIDL Loan.

The foregoing descriptions are qualified in their entirety by the full text of the SBA Loan Agreement, the SBA Note and the SBA Security Agreement, which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.	Exhibits

Exhibit No	Description

3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).
4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).
10.1	Loan Authorization and Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration.*
10.2	Note, dated June 17, 2020, by Home Bistro, Inc. for the benefit of the U.S. Small Business Administration.*
10.3	Security Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration.*
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRATITUDE HEALTH, INC.

Date: June 29, 2020	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)