Form 10-Q
period 2020-06-30
Gratitude Health, Inc.
filed 2020-08-19
CIK 1489588

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.)

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

The number of outstanding shares of Gratitude Health, Inc.’s outstanding common stock as of August 17, 2020 was: 607,972,315.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2020

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

These factors include, among others:

●	current or future financial performance;

●	management’s plans and objectives for future operations;

●	uncertainties associated with product research and development

●	uncertainties associated with dependence upon the actions of government regulatory agencies;

●	product plans and performance;

●	management’s assessment of market factors; and

●	statements regarding our strategy and plans.

Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

ii

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$204,697	$7,137
Prepaid expenses and other current assets	8,413	916

Total Current Assets	213,110	8,053

OTHER ASSETS:
Operating lease right-of-use assets, net	2,786	-

Total Assets	$215,896	$8,053

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$495,421	$223,046
Accrued expenses and other liabilities	31,216	24,391
Note payable - in default	238	3,738
Notes payable - current portion	6,674	-
Advance payable	-	18,192
Operating lease liabilities, current portion	2,786	-
Unredeemed gift cards	8,937	10,365

Total Current Liabilities	545,272	279,732

LONG-TERM LIABILITIES:
Notes payable	157,938	-
Common stock repurchase obligation	1,300,000	-

Total Liabilities	2,003,210	279,732

Commitments and contingency (Note 11):

STOCKHOLDERS’ DEFICIT:
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Convertible Series B Preferred stock: $0.001 Par Value; 500,000 Shares Authorized; 250,000 shares and nil issued and outstanding as of June 30, 2020 and December 31, 2019	250	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 607,972,315 and 419,254,167 shares issued and outstanding as of June 30, 2020 and December 31, 2019	607,973	419,254
Additional paid-in capital	3,269,217	4,400,795
Accumulated deficit	(5,664,754)	(5,091,728)

Total Stockholders’ Deficit	(1,787,314)	(271,679)

Total Liabilities and Stockholders’ Deficit	$215,896	$8,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Product sales, net	$362,001	$216,186	$665,766	$409,332

Cost of sales	227,129	118,872	418,720	242,163

Gross profit	134,872	97,314	247,046	167,169

Operating Expenses:
Compensation and related expenses	319,770	92,635	412,289	181,981
Professional and consulting expenses	179,706	9,507	216,440	20,007
Selling and marketing expenses	53,277	17,032	84,988	28,945
General and administrative expenses	79,392	25,584	109,753	49,040

Total Operating Expenses	632,145	144,758	823,470	279,973

Other Income (Expense):
Interest (expense)	(762)	(83)	(1,602)	(215)
Other income	5,000	-	5,000	-

Total Other Income (Expense), net	4,238	(83)	3,398	(215)

Net Loss	$(493,035)	$(47,527)	$(573,026)	$(113,019)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	587,591,570	419,254,216	503,422,892	419,254,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2020

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	-	$-	419,254,217	$419,254	$4,400,795	$(5,091,728)	$(271,679)

Common stock issued for cash	-	-	-	-	25,000	-	25,000

Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824

Net loss	-	-	-	-	-	(79,991)	(79,991)

Balance at March 31, 2020	-	-	419,254,217	419,254	4,471,619	(5,171,719)	(280,846)

Recapitalization of the Company	250,000	250	60,727,607	60,728	(255,702)	-	(194,724)

Common stock issued for cash	-	-	47,750	48	74,958	-	75,006

Issuance of common stock for services	-	-	127,942,741	127,943	110,325	-	238,268

Accretion of stock-based compensation	-	-	-	-	168,017	-	168,017

Common stock repurchase obligation (see Note 3)	-	-	-	-	(1,300,000)	-	(1,300,000)

Net loss	-	-	-	-	-	(493,035)	(493,035)

Balance at June 30, 2020	250,000	$250	607,972,315	$607,973	$3,269,217	$(5,664,754)	$(1,787,314)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	-	$-	419,254,217	$419,254	$4,217,501	$(4,892,667)	$(255,912)

Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824

Net loss	-	-	-	-	-	(65,492)	(65,492)

Balance at March 31, 2019	-	-	419,254,217	419,254	4,263,325	(4,958,159)	(275,580)

Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824

Net loss	-	-	-	-	-	(47,527)	(47,527)

Balance at June 30, 2019	-	$-	419,254,217	$419,254	$4,309,149	$(5,005,686)	$(277,283)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(573,026)	$(113,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	213,841	91,648
Stock issued for consulting services	238,268	-
Change in operating assets and liabilities:
Inventory	-	7,306
Prepaid expenses and other current assets	2,279	6,062
Accounts payable and other liabilities	69,783	(10,915)
Unredeemed gift cards	(1,428)	(3,458)

Net Cash Used in Operating Activities	(50,283)	(22,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisition	4,917	-

Net cash provided by investing activities	4,917	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,006	-
Proceeds from notes payable	164,612	-
Advance payable	10,000	-
Repayment of note payable - in default	(3,500)	(9,000)
Repayments of advance payable	(28,192)	(12,140)

Net Cash (Used in) Provided by Financing Activities	242,926	(21,140)

Net Change in Cash	197,560	(43,516)

Cash - beginning of year	7,137	49,281

Cash - end of period	$204,697	$5,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,299	$3,676
Income taxes	$-	$-

Non-cash investing and financing activities:
Initial amount of ROU asset and related liability	$32,444	$-
Reduction of the ROU asset and related liability	$4,232	$-
Termination of the ROU asset and related liability	$25,426	$-
Repurchase obligation pursuant to the Put Option Agreement	$1,300,000	$-

Net Liabilities Assumed in Reverse Acquisition:
Cash	$4,917	$-
Prepaid expenses	9,776	-
Operating right-of-use asset	32,444	-
Accounts payable and accrued liabilities	(209,417)	-
Operating right-of-use liability	(32,444)	-
Net liability assumed	$(194,724)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Gratitude Health, Inc. (the “Company”) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc. The Company is in the business of providing prepackaged and prepared meals to consumers focused on offering a broad array of the highest quality meal planning, delivery, and preparation services. The Company’s primary former operations were in the business of manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark.

On April 7, 2020, the Board of Directors of the Company approved the increase of authorized shares of common stock from 600,000,000 to 1,000,000,000 (see Note 10).

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a newly created wholly-owned subsidiary of the Company (“Merger Sub”), and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (“Home Bistro”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). Pursuant to the terms of the Merger Agreement, Home Bistro filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020 (see Note 3).

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

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to Home Bistro shares of common stock and stock warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger. As a result of the above transactions and the Company’s intent to dispose or divest the assets associated with the RTD (Ready to Drink) beverage business, this transaction was accounted for as a reverse recapitalization effected by a share exchange of Home Bistro. The consolidated interim financial statements are those of Home Bistro (the accounting acquirer) prior to the merger and include the activity of the Company (the accounting acquiree) from the date of the merger (see Note 3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the consolidated financial statements of the Company and its wholly-owned subsidiary as of June 30, 2020. All intercompany transactions and balances have been eliminated. The Company intends to file the audited financial statements of Home Bistro for the fiscal year ended December 31, 2019 and related notes on a Current Report on Form 8-K. To the extent unaudited pro forma financial information is required to be filed under Item 9.01(b) as a result of the Merger, it will be filed by an amendment to a Current Report on Form 8-K. Accordingly, the interim audited condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019.   It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

These interim unaudited condensed consolidated financial statements for the period ending June 30, 2020 consist of the interim unaudited consolidated balance sheets of the Company as of June 30, 2020 and December 31, 2019 and the related interim unaudited condensed consolidated statements of operations, changes in stockholders’ equity deficit and cash flows for the three and six month periods ended June 30, 2020 and 2019, and the related notes, and reflect the acquisition of the Company’s new wholly-owned subsidiary, Home Bistro, which was consummated on April 20, 2020, as more fully disclosed in Note 3.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2020, the Company had net loss and cash used in operations of $573,026 and $50,283, respectively. At June 30, 2020, the Company had an accumulated deficit, stockholders’ deficit, and working capital deficit of $5,664,754, $1,787,314 and $332,162, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2020 was primarily from the third-party advances and sale of common stock. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the near term and beyond as it develops its business model.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of June 30, 2020 and December 31, 2019 include the assumptions used in the redemption recognition method for unredeemed gift cards, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value Measurements

The carrying amounts reported in the balance sheet for cash, inventory, prepaid expenses and other current assets, accounts payable, accrued expense and other liabilities, advance payable, and unredeemed gift cards approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2020 and December 31, 2019. The Company has not experienced any losses in such accounts through June 30, 2020.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

Revenue Recognition

Product sales are recognized when the product is delivered to the customer and title has transferred, it is at this point in time that the Company’s performance obligations have been completed. Product sales are recorded net of any discounts or allowances and include shipping charges.

Customers can purchase gift cards via phone or online through the Company’s e-commerce website. Gift card purchases are initially recorded as unredeemed gift card liabilities and are recognized as product sales upon redemption. Historically, the majority of gift cards are redeemed within two years of issuance. The Company does not charge administrative fees on unused gift cards, and its gift cards do not have an expiration date.

Based on historical redemption patterns, a portion of issued gift cards are not expected to be redeemed. The Company uses the redemption recognition method for recognizing breakage related to unredeemed gift cards for which it has sufficient historical redemption information. Under the redemption recognition method, breakage revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. At least three years of historical data, which is updated annually, is used to estimate redemption patterns. Breakage revenue is included in product sales and amounted to $0 for both six months ended June 30, 2020 and 2019 (see Note 8).

Cost of Sales

The Company’s policy is to recognize product related cost of sales in conjunction with revenue recognition, when the product costs are incurred which is upon delivery of product. Cost of sales includes the food and processing costs directly attributable to fulfillment and the delivery of the product to customers including both inbound and outbound shipping costs.

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $87,521 and $52,890 for the six months ended June 30, 2020 and 2019, respectively. Shipping and handling costs charged to customers are included in sales.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $84,988 and $28,945, for the six months ended June 30, 2020 and 2019, respectively, and $53,277 and $17,032 for the three months ended June 30, 2020 are presented on the accompanying condensed consolidated statement of operations as selling and marketing expenses.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the years ended December 31, 2019 and 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and stock warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future.

The potentially dilutive common stock equivalents as of June 30, 2020 and December 31, 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2020	December 31, 2019
Common Stock Equivalents:
Stock Options	1,940,000	—
Stock Warrants	350,885,511	—
Convertible Preferred Stock	62,500,000	—
Total	415,325,511	—

Concentration Risk

The Company purchased approximately 100% of its food products from two vendors during the six months ended June 30, 2020 and 2019. The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of June 30, 2020 and December 31, 2019, the Company had accounts payable balance of $3,252 and $2,103, respectively, to these vendors.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this guidance.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its financial statements.

NOTE 3 – ACQUISITION OF HOME BISTRO

Home Bistro, Inc (“Home Bistro”) is a Delaware corporation formed on April 9, 2013 under the name DineWise L.L.C. On December 1, 2014, Home Bistro underwent a statutory conversion filed under Section 8-265 of the Delaware Code whereby Home Bistro converted from a limited liability company to a corporation and changed its name to Home Bistro, Inc.

Home Bistro provides prepackaged and prepared meals as a solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home. Home Bistro utilizes third-party food processors to fulfill customers’ orders.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

Agreement and Plan of Merger

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a newly created wholly-owned subsidiary of the Company, also referred to herein as Merger Sub, and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business, also referred to herein also Home Bistro, entered into an Agreement and Plan of Merger, also referred to herein as the Merger Agreement, pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger, also referred to herein as the Merger. Pursuant to the terms of the Merger Agreement, Home Bistro filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020 (see Note 1).

Prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange (the “Exchange”) of securities held by such securityholders for shares of common stock, as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Preferred stock, Series C Preferred stock and convertible notes were converted into an aggregate of 172,937,500 shares of common stock on a fully-diluted basis, consisting of 43,645,542 shares of common stock and 129,291,958 of stock warrants (see Note 10). The 250,000 shares of Series B Convertible Preferred stock remain issued and outstanding and the other 250,000 shares of Series B Convertible Preferred stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement (see Note 10).

Certain of the Company’s existing securityholders retained securities held prior to the Merger, consisting of 17,082,065 shares of common stock and 1,940,000 stock options which were outstanding at the effective time of the Merger.

At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, each outstanding share of common stock of Home Bistro was converted into the right to receive approximately fifteen thousand one hundred twenty (15,120) shares of common stock. Accordingly, the aggregate consideration issuable in the Merger to the former securityholders of Home Bistro is 768,838,261 shares of common stock on a fully-diluted basis consisting of 547,244,708 shares of common stock and 221,593,553 stock warrants (see Note 10).

At the effective time of the Merger, the Company had an aggregate of 960,797,826 shares of common stock issued and outstanding on a fully-diluted basis consisting of 607,972,315 shares of common stock, 1,940,000 stock options and 350,885,511 stock warrants.

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

In connection with the Merger, certain Company stockholder entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such stockholder agreed to certain restrictions regarding the resale of common stock for a period of two years from the date of the Merger Agreement, as more fully detailed therein.

Additionally, on April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 11), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

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

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to Home Bistro shares of common stock and stock warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger. As a result of the above transactions and the Company’s intent to dispose or divest the assets associated with the RTD (Ready to Drink) beverage business, this transaction was accounted for as a reverse recapitalization of Home Bistro where Home Bistro is considered the historical registrant and the historical operations presented will be those of Home Bistro.

The following assets and liabilities were assumed in the transaction:

Cash	$4,917
Prepaid expense	9,776
Operating right-of-use asset	32,444
Total assets acquired	47,137

Accounts payable and accrued expenses	(209,417)
Operating right-of-use liability	(32,444)
Total liabilities assumed	$(241,861)

Net liability assumed	$(194,724)

As noted above, the Company intends to dispose or divest the assets associated with the RTD (Ready to Drink) beverage business. For the three and six months ended June 30, 2010, $53,547 of the consolidated operating expenses and net loss relates to the RTD segment.

NOTE 4 - NOTES PAYABLE

Notes payable is summarized below:

June 30, 2020
(Unaudited)
Principal amount	$164,612
Less: current portion	(6,674)
Notes payable - long term portion	$157,938

Minimum principal payments under notes payable are as follows:

June 30, 2020
(Unaudited)
Six months ended December 31, 2020	$1,549
Year ended December 31, 2021	6,281
Year ended December 31, 2022	6,350
Year ended December 31, 2023	3,185
Year ended December 31, 2024 to 2050	147,247
Total principal payments	$164,612

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

Paycheck Protection Program Loan

On April 8, 2020, the Company received federal funding in the amount of $14,612 through the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), administered by the U.S. Small Business Administration (“SBA”). The PPP note bears an interest rate 0.98% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP note, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the lender and the Company. The PPP note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP note. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. As of June 30, 2020, the PPP note had an outstanding principal balance of $14,612 and accrued interest of $33.

Economic Injury Disaster Loan

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the U.S. Small Business Administration (“SBA”), under the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (“SBA Security Agreement”). The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of June 30, 2020, the SBA Note had an outstanding principal balance of $150,000 and accrued interest of $200.

On June 26, 2020, in connection SBA Loan Agreement, the Company received a grant that does not have to be repaid, in the amount of $5,000 and was charged to other income in the accompanying condensed consolidated statement of operations.

NOTE 5 – NOTE PAYABLE – IN DEFAULT

On July 3, 2015, the Company entered into a promissory note payable with a principal amount of $33,000. The note bears interest at a rate of 5% per year and had a maturity date of September 1, 2016. During the year ended December 31, 2018, the Company repaid $18,000 of outstanding principal. As of December 31, 2018, the note was in default with an outstanding principal of $15,000 presented on the accompanying balance sheet as note payable – in default and accrued interest of $4,299 which is included in accrued expense and other liabilities. In 2019, the Company paid $11,262 of the outstanding principal balance. During the six months ended June 30, 2020, the Company paid $3,500 of the outstanding principal balance. As of June 30, 2020, the note had a principal balance of $238.

NOTE 6 – ADVANCE PAYABLE

On October 15, 2019, the Company entered into a capital advance agreement (the “Advance Agreement”) with their e-commerce platform provider. Under the terms of the Advance Agreement, the Company received $23,000 and will repay $25,999 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. As of December 31, 2019, the advance had an outstanding balance of $18,192. During the six months ended June 30, 2020, the Company paid the advance in full and there were no balance outstanding as of June 30, 2020.

On March 17, 2020, the Company entered into a capital advance agreement (the “Advance Agreement”) with their e-commerce platform provider. Under the terms of the Advance Agreement, the Company received $10,000 and will repay $11,300 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the six months ended June 30, 2020, the Company paid the advance in full and there was no balance outstanding as of June 30, 2020.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

Note 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use (ROU) and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the six months ended June 30, 2020 and 2019, the Company recorded $4,232 and $0, respectively, as operating lease expense which is included in general and administrative expenses on the statements of operations.

On the date of the merger, the Company had an operating lease for its office and a copier. On June 30, 2020, the Company and the lessor (collectively as “Parties”) entered into an Office Lease Termination Agreement (the “Termination Agreement”) whereby the Parties have agreed to terminate the lease, and settle all claims and to extinguish all rights and claims arising out of the lease agreement entered into in April 2018. Pursuant to the Termination Agreement, the Parties have agreed for the lessor to retain the deposit in the amount of $6,828 to settle all remaining claims. As of June 30, 2020, the Company had no remaining lease obligations towards the lease. At termination the Company, removed the remaining ROU asset and liability of $25,426.

The equipment lease agreement for a copier expires March 27, 2022 and requires monthly payments of $145 with an option to purchase the equipment at fair market value at the end of the lease term.

Right-of-use assets are summarized below:

June 30, 2020
(Unaudited)
Office lease	$29,417
Equipment lease (remaining lease term of 21 months)	3,027
Subtotal	32,444
Less accumulated amortization	(4,232)
Adjustment in connection with the termination of lease	(25,426)
Right-of-use assets, net	$2,786

Operating Lease liabilities are summarized below:

June 30, 2020
(Unaudited)
Office lease	$29,417
Equipment lease	3,027
Subtotal	32,444
Reduction of lease liability	(4,232)
Adjustment in connection with the termination of lease	(25,426)
Right-of-use liability, net	2,786

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

Minimum lease payments under non-cancellable operating lease at June 30, 2020 are as follows:

June 30, 2020
(Unaudited)
Six months ended December 31, 2020	$870
Year ended December 31, 2021	1,740
Year ended December 31, 2022	435
Total	$3,045
Less: Present value discount	(259)
Lease liability	$2,786

NOTE 8 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
Beginning balance	$10,365	$9,966
Sale of gift cards	19,124	26,217
Total gift card redemptions	(20,552)	(25,818)
Ending balance	$8,937	$10,365

NOTE 9 – RELATED PARTY TRANSACTION

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount paid to the related entity during the six months ended June 30, 2020 and 2019 were $51,485 and $54,874, respectively, which is included in cost of goods sold on the statement of operations.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Shares Authorized

On April 7, 2020, the Board of Directors of the Company approved the increase of the authorized shares of the common stock to 1,000,000,000 from 600,000,000 (see Note 1).

As of June 30, 2020, the authorized capital of the Company consisted of 1,000,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

On April 20, 2020, as a result of the closing of the Share Exchange Agreement with Home Bistro (see Note 3), the equity of the consolidated entity is the historical equity of Home Bistro retroactively restated to reflect the number of shares issued by the Company in the reverse recapitalization.

Stocks Issued Pursuant to Recapitalization

On April 20, 2020, in connection with the Exchange Agreement and Merger (see Note 3):

●	519,000 shares of Series A Preferred stock, were exchanged for aggregate of 42,395,542 shares of common stock and 87,354,458 of stock warrants. The 87,354,458 stock warrants issued are exercisable at $0.001 and expire on April 20, 2030. As of June 30, 2020, there were no outstanding shares of Series A Preferred stock.

●	250,000 shares of Series B Convertible Preferred stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement and the remaining 250,000 shares of Series B Convertible Preferred stock remain issued and outstanding as of June 30, 2020.

●	2,250 and 250 of the Company’s shares of Series C Preferred stock, were exchanged for 11,250,000 of stock warrants and 1,250,000 shares of common stock, respectively, for an aggregate of 2,500 shares of Series C Preferred exchanged. The 11,250,000 stock warrants are exercisable at $0.001 and expire on April 20, 2030. As of June 30, 2020, there were no outstanding shares of Series C Preferred stock.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

●	a lender converted $1,127,500 of outstanding convertible note balance into 28,187,500 of stock warrants, exercisable at $0.001 and expire on April 20, 2030.

●	2,500,000 shares of commons stock held by a stockholder were exchanged for 2,500,000 of stock warrants, exercisable at $0.001 and expire on April 20, 2030.

As a result, in connection with the Exchange Agreement and Merger (see Note 3), Gratitude Health, Inc is deemed to have issued a total of 250,000 shares of Series B Convertible Preferred stock, 60,727,607 shares of common stock, 1,940,000 stock options, 129,291,958 stock warrants which represent the outstanding preferred stock, common stock (issued and issuable), stock options and stock warrants of the Company on the date of the Merger.

Preferred Stock

As of June 30, 2020, there were no outstanding shares of Series A Preferred and Series C Preferred stock (see above Stocks Issued Pursuant to Recapitalization).

Series B Preferred Stock

On March 18, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B preferred stock (“Certificate of Designation”) which includes:

●	a par value of $0.001 per share and 500,000 designated shares of Series B Preferred and has a stated value of $10 per share,

●	the Series B Preferred stock was convertible at an initial conversion price of $0.10, subject to adjustment in the event of stock split, stock dividends, and recapitalizations or otherwise, and was adjusted down to $0.04 conversion price,

●	Series B Preferred holders shall be entitled to receive in cash out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of Junior Stock, an amount per Preferred Share equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation for each share of Preferred Stock such Holder would receive if such Holder converted such Preferred Shares into common stock immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of shares of Parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Preferred Shares and all holders of shares of Parity Stock,

●	Series B Preferred holders voting as a single class, in the aggregate, shall be entitled to vote with all voting securities of the Company on all matters submitted to the holders of voting securities for vote with the holders of the Preferred Shares entitling the holder thereof to cast that number of votes equal to the number of shares of common stock issued and outstanding eligible to vote, at the time of the respective vote plus the number of votes which all other series, or classes of securities are entitled to cast together with the holders of common stock at the time of the relevant vote plus one additional share of common stock,

●	the Series B Preferred stock shall rank senior to the Company’s common stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series B Preferred, and

●	Series B Preferred holders shall be entitled to receive such dividends paid and distributions made to the holders of shares of common stock to the same extent as if such Series B Preferred holders had converted each Series B Preferred stock held by each of them into shares of common stock (without regard to any limitations on conversion herein or elsewhere) and had held such shares of common stock on the record date for such dividends and distributions.

As of June 30, 2020, there were 250,000 shares of Series B Preferred stock issued and outstanding (see above Stocks Issued Pursuant to Recapitalization).

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

Common Stock

Common stock for cash

●	During the six months ended June 30, 2020, the Company issued an aggregate of 47,749 shares of common stock, to a related party and non-affiliate investor for aggregate cash proceeds of $100,006. The Company did not issue any common stock for cash during the six months ended June 30, 2019.

Stock-based compensation

●	During the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation of $213,841 and $91,648, respectively, related to common stock issued to an executive pursuant to an employment agreement (see Note 11) and was charged as compensation and related expenses in the accompanying statements of operations. As of June 30, 2020, there was no unamortized compensation expense related to these common shares.

●	During the six months ended June 30, 2020, the Company recorded stock-based compensation of $238,268 related to an aggregate of 127,942,741 shares of common stock issued to employees and various consultants, of which $102,332 was charged as compensation and related expenses, $124,219 as professional and consulting expenses and $11,717 as selling and marketing expenses in the accompanying condensed consolidated statements of operations.

Cancellation of common stock issuable

●	On April 20, 2020, in connection with the Exchange Agreement and Merger (see Note 3), 2,600,000 shares of common stock issuable at the closing of the acquisition were cancelled during the three months ended June 30, 2020. As of June 30, 2020, the Company did not have any common stock issuable.

Stock Options

A summary of the Company’s outstanding stock options as of June 30, 2020 and changes during the period ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	—	$—	—	$—
Issued in connection with the Company’s recapitalization (see Note 3)	1,940,000	$0.10	1.04	—
Balance at June 30, 2020	1,940,000	$0.10	0.54	$—

Stock Warrants

On April 20, 2020, pursuant to the Merger (see Note 3), the Company issued 129,291,958 stock warrants with exercise price of $0.001 and expiration date of April 20, 2030 (see above Stocks Issued Pursuant to Recapitalization), in exchange for certain outstanding shares of the Company’s common stock on the date of the Merger.

On April 20, 2020, pursuant to the Exchange Agreement (see Note 3), the Company issued 221,593,553 stock warrants with exercise price of $0.001 and expiration date of April 20, 2030 in exchange for certain outstanding common stock shares of Home Bistro on the date of the Merger.

GRATITUDE HEALTH, INC. AND SUBSIDIARIES.

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2020

A summary of the Company’s outstanding stock warrants as of June 30, 2020 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2019	—	$—	—
Issued in connection with the Company’s recapitalization (see Note 3)	129,291,958	0.001	9.81
Issued pursuant to Exchange Agreement (see Note 3)	221,593,553	0.001	9.81
Cancelled/Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2020	350,885,511	$0.001	9.81
Stock warrants exercisable at June 30, 2020	350,885,511	$0.001	9.81

Weighted average fair value of stock warrants granted during the period		$0.02

The exercisable stock warrants had an intrinsic value of $8,456,341 at June 30, 2020.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On February 20, 2018, the Company entered into an employment agreement (“Agreement”) with Zalman Scher Duchman to serve as the Company’s Chief Executive Officer (“CEO”), the term of which runs for three years includes an annual salary of $1.00 for the first year which shall be increased in the second and third year of employment to an amount mutually approved by Mr. Duchman and the Company’s Board of Directors. Thereafter, the Agreement shall be renewed upon the mutual agreement of CEO and Company. In connection with this Agreement, the Company issued 244,530,159 shares of restricted common stock with a grant date fair value of $549,882, as a sign-on bonus (see Note 10). The Company shall have the right and option to repurchase the stock at par value of $0.001 if Mr. Duchman is terminated for cause; (i) all of the shares shall be eligible for stock repurchase if terminated for cause within the first year; (ii) 2/3 of the shares shall be eligible for stock repurchase terminated for cause within the second year and; (iii) 1/3 of the shares shall be eligible for stock repurchase terminated for cause within the third year. As a result of the Merger transaction (see Note 3) all these shares of common stock fully vested on the date of Merger and any unamortized deferred compensation was expensed during the three months ended June 30, 2020 (see Note 10).

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. Former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. In 2018, the Company recognized a gain in connection with this settlement of $46,438. As of June 30, 2020 and 2019, the balance remaining due on this obligation were $28,900 and $31,000, respectively, which is included in accounts payable on the accompanying balance sheet.

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying condensed consolidated balance sheets as a long-term liability, Common stock repurchase obligation. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. As of June 30, 2020, the Company had $1.3 million of common stock repurchase obligation outstanding.

NOTE 12 - SUBSEQUENT EVENTS

Capital Advance Agreement

On August 5, 2020, the Company has entered into a capital advance agreement (the “Advance Agreement”) with their e-commerce platform provider. Under the terms of the Advance Agreement, the Company has received $49,000 and will repay $55,370 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advances are repaid in full.

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

Overview

The Company was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its legal name to Gratitude Health, Inc. from Vapir Enterprises Inc.

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a newly created wholly-owned subsidiary of the Company (“Merger Sub”), and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (“Home Bistro”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). Pursuant to the terms of the Merger Agreement, Home Bistro filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020.

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

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to Home Bistro stockholders shares of common stock and stock warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger. As a result of the above transactions and the Company’s intent to dispose or divest the assets associated with the RTD (Ready to Drink) beverage business, this transaction was accounted for as a reverse recapitalization effected by a share exchange of Home Bistro. The consolidated interim financial statements are those of Home Bistro (the accounting acquirer) prior to the merger and include the activity of the Company (the accounting acquiree) from the date of the merger.

As noted above, the Company intends to dispose or divest the assets associated with the RTD (Ready to Drink) beverage business.

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

The ongoing coronavirus pandemic (“COVID-19”) global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s Home Bistro segment’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of Home Bistro’s products. To date, the Company is not aware of any such disruptions. Furthermore, to date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

The interim unaudited consolidated financial statements contained in this Report consist of the consolidated balance sheets of the Company as of June 30, 2020 and 2019, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit, and consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and related notes, and accordingly reflect the acquisition of our new wholly-owned subsidiary, Home Bistro, which was consummated on April 20, 2020, as more fully detailed in this Report. The Company intends to file the audited financial statements of Home Bistro for the fiscal year ended December 31, 2019 and related notes on a Current Report on Form 8-K. To the extent unaudited pro forma financial information is required to be filed under Item 9.01(b) as a result of the Merger, it will be filed by an amendment to a Current Report on Form 8-K.

Results of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

On April 20, 2020, pursuant to an Agreement and Plan of Merger, the Company acquired Home Bistro through a “reverse merger” transaction whereby Merger Sub merged with and into Home Bistro, with Home Bistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger.

Net Revenues

●	During the three months ended June 30, 2020 and 2019, the Company generated revenues from the sales of ready to drink beverages amounted to $362,001 and $216,186, respectively, an increase of $145,815 or 67% due to increase in sales.

●	During the six months ended June 30, 2020 and 2019, the Company generated revenues from the sales of ready to drink beverages amounted to $665,766 and $409,332, respectively, an increase of $256,434or 63% due to increase in sales.

Cost of Sales

The primary components of cost of sales food and processing costs directly attributable to fulfilment and the delivery of the product to customers including both inbound and outbound shipping costs.

●	During the three months ended June 30, 2020 and 2019, cost of sales amounted to $227,129 and $118,872, respectively, an increase of $108,257 or 91% due to increase in sales.

●	During the six months ended June 30, 2020 and 2019, cost of sales amounted to $418,720 and $242,163, respectively, an increase of $176,557 or 73% due to increase in sales.

For the six months ended June 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Compensation and related expenses	$319,770	$92,635	$412,289	$181,981
Professional and consulting expenses	176,706	9,507	216,440	20,007
Selling and marketing expenses	53,277	17,032	84,988	28,945
General and administrative expenses	79,392	25,584	109,753	49,040
Total	$632,145	$144,758	$823,470	$279,973

Compensation and related expenses:

●	During the three months ended June 30, 2020, compensation and related expenses amounted to $319,770 as compared to $92,635 for the three months ended June 30, 2019, an increase of $227,135 or 245%. The increase was primarily attributable to employees’ stock-based compensation of $270,352.

●	During the six months ended June 30, 2020, compensation and related expenses amounted to $412,289 as compared to $181,981 for the three months ended June 30, 2019, an increase of $230,308 or 127%. The increase was primarily attributable to employee stock-based compensation of $316,174.

Professional and consulting expenses:

●	During the three months ended June 30, 2020, professional and consulting expenses amounted to $179,706 as compared to $9,507 for the three months ended June 30, 2019, an increase of $170,199 or 1,790%. The increase was primarily due to stock-based compensation to consultants of $124,219, legal expense of 7,500 and accounting and auditing expense of $29,234.

●	During the six months ended June 30, 2020, professional and consulting expenses amounted to $216,440 as compared to $20,007 for the six months ended June 30, 2019, an increase of $196,433 or 982%. The increase was primarily due to stock-based compensation to consultants of $124,219, legal expense of 43,657 and accounting and auditing expense of $38,484.

Selling and marketing expenses:

●	During the three months ended June 30, 2020, selling and marketing expenses to $53,277 as compared to $17,032 for the three months ended June 30, 2019, an increase of $36,245, or 213%. The increase was primarily due to stock-based compensation to a vendor of $11,717.

●	During the six months ended June 30, 2020, selling and marketing expenses amounted to $84,988 as compared to $28,945 for the six months ended June 30, 2019, an increase of $56,043 or 194%. The increase was primarily due to stock-based compensation to a vendor of $11,717.

General and administrative expenses:

●	During the three months ended June 30, 2020, general and administrative expenses amounted to $79,392 as compared to $25,584 for the three months ended June 30, 2019, an increase of $53,808 or 210%. The increase was primarily due to increase in administrative expenses.

●	During the six months ended June 30, 2020, general and administrative expenses amounted to $109,753 as compared to $49,040 for the six months ended June 30, 2019, an increase of $60,713 or 124%. The increase was primarily due to increase in administrative expenses.

Loss from Operations

●	During the three months ended June 30, 2020, loss from operations amounted to $497,273 as compared to $47,444 for the three months ended June 30, 2019, an increase of $449,829 or 948%. The increase was due to the changes discussed above.

●	For the six months ended June 30, 2020, loss from operations amounted to $576,424 as compared to $112,804 for the six months ended June 30, 2019, an increase of $463,620 or 411%. The increase was due to the changes discussed above.

Other Income (Expense)

●	During the three months ended June 30, 2020, other income amounted to $4,238 as compared to other (expense) of $(83) for the three months ended June 30, 2020, an increase of $4,321 or 5,206%. The increase was primarily due to a $5,000 grant received from the U.S. Small Business Administration (“SBA”) under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic.

●	During or the six months ended June 30, 2020, other income amounted to $3,398 as compared to other (expense) of $(215) for the six months ended June 30, 2020, an increase of $3,613 or 1,680%. The change was primarily due to a $5,000 grant received from the SBA under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic.

Net loss

●	During the three months ended June 30, 2020, we had a net loss of $493,035 or $0.00 per common share (basic and diluted), compared to a net loss of $47,527 or $0.00 per common share (basic and diluted) for the three months ended June 30, 2019, an increase of $445,508 or 937%. The increase was due to the changes discussed above.

●	For the six months ended June 30, 2020, we had a net loss of $573,026 or $0.00 per common share (basic and diluted), compared to a net loss of $113,019 or $0.00 per common share (basic and diluted) for the six months ended June 30, 2019, an increase of $460,007 or 407%. The increase was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $332,162 and cash of $204,697 as of June 30, 2020 and a working capital deficit of $271,679 and $7,137 of cash as of December 31, 2019.

			Six Months Ended June 30, 2020
	June 30, 2020	December 31, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$213,110	$8,053	$(205,057)	2,546%
Total current liabilities	(545,272)	(279,732)	(265,540)	95%
Working capital deficit:	$(332,162)	$(271,679)	$60,483	22%

The increase in working capital deficit was primarily attributable to an increase in current assets of $205,057 and an increase in current liabilities of $265,540.

Cash Flows

The following table provides detailed information about our net cash flows:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(50,283)	$(22,376)
Net cash provided by investing activities	4,917	-
Net cash provided by (used in) financing activities	242,926	(21,140)
Net change in cash	$197,560	$(43,516)

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $50,283 for the six months ended June 30, 2020 as compared to $22,376 for the six months ended June 30, 2019, an increase of $27,907 or 125%.

●	Net cash used in operating activities for the six months ended June 30, 2020 primarily reflected our net loss of $573,026 adjusted for the add-back on non-cash items such as stock-based compensation of $213,841 and stock issued to consultants of $238,268 and changes in operating asset and liabilities consisting primarily of a decrease of prepaid expenses and other current assets of $2,279 and a decrease in unredeemed gift cards of $1,428 offset by an increase in accounts payable and other liabilities of $69,783.

●	Net cash used in operating activities for the six months ended June 30, 2019 primarily reflected our net loss of $113,019 adjusted for the add-back on non-cash items such as stock-based compensation of $91,648 and changes in operating asset and liabilities consisting primarily of a decrease of inventory of $7,306, a decrease in prepaid expenses and other current assets of $6,062, a decrease in unredeemed gift cards of $3,458 and a decrease in accounts payable and other liabilities of $10,915.

Net Cash Provided Investing Activities

Net cash provided by investing activities was $4,917 for the six months ended June 30, 2020 as compared to nil for the six months ended June 30, 2019, an increase of $4,917 or 100%.

●	Net cash provided by investing activities for the six months ended June 30, 2020 amounted to $4,917 related to proceeds from an acquisition.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $242,926 for the six months ended June 30, 2020 as compared to net cash used amounting to $21,140 for the six months ended June 30, 2019, a change of $264,066 or 1,249%.

●	Net cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds from sale of common stock of $100,006, notes payable of $164,612 and advance payable of $10,000 offset by repayments of note payable – in default and advance payable in total amount of $31,692.

●	Net cash used in financing activities for the six months ended June 30, 2019, consisted of repayments of note payable – in default and advance payable in total amount of $21,140.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.  As noted above and below, the Company received a loan in the aggregate amount of $14,612 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, and a loan in the aggregate amount of $150,000 from the SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended June 30, 2020 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our condensed consolidated financial statements. We believe the critical accounting policies in Note 2 to the condensed consolidated financial statements appearing in the financial statements for the six months ended June 30, 2020 and the year ended December 31, 2019 which the Company intends to file on a Current Report on Form 8-K affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of June 30, 2020 and December 31, 2019 include the assumptions used in the redemption recognition method for unredeemed gift cards, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Revenue Recognition

Product sales are recognized when the product is delivered to the customer and title has transferred, it is at this point in time that the Company’s performance obligations have been completed. Product sales are recorded net of any discounts or allowances and include shipping charges.

Customers can purchase gift cards via phone or online through the Company’s e-commerce website. Gift card purchases are initially recorded as unredeemed gift card liabilities and are recognized as product sales upon redemption. Historically, the majority of gift cards are redeemed within two years of issuance. The Company does not charge administrative fees on unused gift cards, and its gift cards do not have an expiration date.

Based on historical redemption patterns, a portion of issued gift cards are not expected to be redeemed. The Company uses the redemption recognition method for recognizing breakage related to unredeemed gift cards for which it has sufficient historical redemption information. Under the redemption recognition method, breakage revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. At least three years of historical data, which is updated annually, is used to estimate redemption patterns.

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

With respect to the quarterly period ending June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of June 30, 2020:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee, it has only one independent director. These factors are counter to corporate governance practices as defined by the various stock exchanges and lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our office.

(4)	Lack of sufficient segregation of duties such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2020, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Paycheck Protection Program Loan

On April 8, 2020, the Company received federal funding in the amount of $14,612 through the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), administered by the SBA. The PPP note bears an interest rate of 0.98% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP note, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the lender and the Company. The PPP note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP note. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. As of June 30, 2020, the PPP note had an outstanding principal balance of $14,612 and accrued interest of $33.

Economic Injury Disaster Loan

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA under the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advance of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (“SBA Security Agreement”). The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of June 30, 2020, the SBA Note had an outstanding principal balance of $150,000 and accrued interest of $200.

On June 26, 2020, in connection SBA Loan Agreement, the Company received a grant that does not have to be repaid, in the amount of $5,000 and was charged to other income in the accompanying condensed consolidated statement of operations.

The foregoing descriptions are qualified in their entirety by the full text of the SBA Loan Agreement, the SBA Note and the SBA Security Agreement, which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.	Exhibits

Exhibit No	Description

2.1	Agreement and Plan of Merger, dated April 20, 2020, by and among Gratitude Health, Inc., Fresh Market Merger Sub, Inc. and Home Bistro, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).
4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).
10.1	Loan Authorization and Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.2	Note, dated June 17, 2020, by Home Bistro, Inc. for the benefit of the U.S. Small Business Administration (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.3	Security Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.4	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.6	Form of Lock-Up and Leak-Out Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.7	Put Option Agreement, dated April 20, 2020, between the Company and the stockholder named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herein.

**	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4) of Regulation S-K. The Registrant undertakes to furnish to the SEC, upon request, copies of any such instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRATITUDE HEALTH, INC.

Date: August 19, 2020	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)