Form 10-Q
period 2020-09-30
Home Bistro, Inc. /NV/
filed 2020-11-16
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170715

HOME BISTRO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1517938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4014 Chase Avenue, #212 Miami Beach, FL 33140	(631) 964-1111
(Address of Principal Executive Offices and Zip Code)	(Registrant’s telephone number, including area code)

GRATITUDE HEALTH, INC.

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

The number of outstanding shares of Home Bistro, Inc.’s common stock as of November 11, 2020 was 19,004,233.

HOME BISTRO, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)

FORM 10-Q

September 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

HOME BISTRO, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$156,985	$7,137
Prepaid expenses and other current assets	19,390	916
Note receivable	7,000	-
Total Current Assets	183,375	8,053

OTHER ASSETS:
Property and equipment, net	2,992	-
Total Assets	$186,367	$8,053

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$292,263	$223,046
Accrued expenses and other liabilities	151,151	24,391
Note payable - in default	-	3,738
Notes payable - current portion	9,864	-
Advance payable	41,177	18,192
Unredeemed gift cards	11,751	10,365
Total Current Liabilities	506,206	279,732

LONG-TERM LIABILITIES:
Notes payable	154,748	-
Common stock repurchase obligation	1,300,000	-
Total Liabilities	1,960,954	279,732

Commitments and contingency (Note 11):

STOCKHOLDERS’ DEFICIT:
Preferred Stock: $0.001 par value; 20,000,000 shares authorized; Convertible Series B Preferred stock: $0.001 Par Value; 500,000 Shares Authorized; nil shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 19,004,233 and 13,104,561 shares issued and outstanding as of September 30, 2020 and December 31, 2019	19,004	13,105
Additional paid-in capital	4,349,657	4,806,944
Accumulated deficit	(6,143,248)	(5,091,728)
Total Stockholders’ Deficit	(1,774,587)	(271,679)

Total Liabilities and Stockholders’ Deficit	$186,367	$8,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product sales, net	$299,178	$194,568	$964,944	$603,900
Cost of sales	176,155	105,586	594,875	347,749
Gross profit	123,023	88,982	370,069	256,151

Operating Expenses:
Compensation and related expenses	66,581	89,259	477,381	271,240
Professional and consulting expenses	157,173	4,724	353,670	24,731
Product Development expense	360,000	-	360,000	-
Selling and marketing expenses	50,638	14,402	135,520	43,347
General and administrative expenses	51,596	26,809	129,409	75,849
Total Operating Expenses	685,988	135,194	1,455,980	415,167

Operating Loss from Continuing Operations	(562,965)	(46,212)	(1,085,911)	(159,016)

Other Income (Expense):
Interest (expense)	(7,279)	(62)	(8,812)	(277)
Other income	-	-	5,000	-
Total Other Income (Expense), net	(7,279)	(62)	(3,812)	(277)

Loss from Continuing Operations Before Provision for Income Taxes	(570,244)	(46,274)	(1,089,723)	(159,293)
Provision for Income Taxes	-	-	-	-
Loss from Continuing Operations	(570,244)	(46,274)	(1,089,723)	(159,293)

Discontinued Operations:
Income from Disposal of Discontinued Operations Before Provision for Income Taxes	91,750	-	38,203	-

Provision for Income Taxes	-	-	-	-

Income from Discontinued Operations	91,750	-	38,203	-

Net Loss	$(478,494)	$(46,274)	$(1,051,520)	$(159,293)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.01)
Discontinued operations - basic	$0.00	$0.00	$0.00	$0.00
Discontinued operations - diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	19,004,233	13,110,598	16,839,250	13,110,598
Diluted	29,957,928	13,110,598	27,762,175	13,110,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2020

(UNAUDITED)

	Preferred Stock Series B		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	-	$-	13,104,561	$13,105	$4,806,944	$(5,091,728)	$(271,679)
Warrant issued for cash	-	-	-	-	25,000	-	25,000
Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824
Net loss	-	-	-	-	-	(79,991)	(79,991)
Balance at March 31, 2020	-	-	13,104,561	13,105	4,877,768	(5,171,719)	(280,846)

Common stock issued for cash	-	-	1,492	1	75,005	-	75,006
Issuance of common stock for services	-	-	3,999,085	3,999	234,269	-	238,268
Recapitalization of the Company	250,000	250	1,899,094	1,899	(196,873)	-	(194,724)
Accretion of stock-based compensation	-	-	-	-	168,017	-	168,017
Common stock repurchases obligation (see Note 3)	-	-	-	-	(1,300,000)	-	(1,300,000)
Net loss	-	-	-	-	-	(493,035)	(493,035)
Balance at June 30, 2020	250,000	250	19,004,233	19,004	3,858,186	(5,664,754)	(1,787,314)

Disposal of a component with related party (see Note 3)	(250,000)	(250)	-	-	131,471	-	131,221
Warrant issued pursuant to a product development agreement	-	-	-	-	360,000		360,000
Net loss						(478,494)	(478,494)
Balance at September 30, 2020	-	$-	19,004,233	$19,004	$4,349,657	$(6,143,248)	$(1,774,587)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	-	$-	13,104,561	$13,105	$4,623,650	$(4,892,667)	$(255,912)
Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824
Net loss	-	-	-	-	-	(65,492)	(65,492)
Balance at March 31, 2019	-	-	13,104,561	13,105	4,669,474	(4,958,159)	(275,580)

Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824
Net loss	-	-	-	-	-	(47,527)	(47,527)
Balance at June 30, 2019	-	-	13,104,561	13,105	4,715,298	(5,005,686)	$(277,283)

Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824
Net loss	-	-	-	-	-	(46,274)	(46,274)
Balance at September 30, 2019	-	$-	13,104,561	$13,105	$4,761,122	$(5,051,960)	$(277,733)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(1,051,520)	$(159,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	176	-
Stock-based compensation	213,841	137,472
Stock and warrant issued for services	598,268	-
Change in operating assets and liabilities:
Inventory	-	7,306
Prepaid expenses and other current assets	(1,698)	7,908
Accounts payable	(23,298)	(11,360)
Accrued expense and other liabilities	127,079	7,772
Unredeemed gift cards	1,386	(2,854)
Net Cash Used in Operating Activities	(135,766)	(13,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,168)	-
Cash acquired from acquisition	4,917	-
Net cash provided by investing activities	1,749	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,006	3,000
Proceeds from notes payable	164,612	-
Advance payable	59,000	-
Repayment of note payable - in default	(3,738)	(28,123)
Repayments of advance payable	(36,015)	-
Net Cash (Used in) Provided by Financing Activities	283,865	(25,123)

Net Change in Cash	149,848	(38,172)
Cash - beginning of period	7,137	49,281
Cash - end of period	$156,985	$11,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,670	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Termination of the ROU asset and related liability	$27,843	$-
Disposal of a component with related party	$131,221
Repurchase obligation pursuant to the Put Option Agreement	$1,300,000	$-

Net Liabilities Assumed in Reverse Acquisition:
Cash	$4,917	$-
Prepaid expenses	9,776	-
Operating right-of-use asset	32,444	-
Accounts payable and accrued liabilities	(209,417)	-
Operating right-of-use liability	(32,444)	-
Net liability assumed	$(194,724)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Home Bistro, Inc. (formerly known as Gratitude Health, Inc.) (the “Company”) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its name to Gratitude Health, Inc. from Vapir Enterprises Inc. On September 14, 2020, the Company changed its name from Gratitude Health, Inc. to Home Bistro, Inc. The Company is in the business of providing prepackaged and prepared meals to consumers focused on offering a broad array of the highest quality meal planning, delivery, and preparation services. The Company’s primary former operations were in the business of manufacturing, selling and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark (the “RTD Business”). The RTD Business was disposed on September 25, 2020 as discussed below.

On April 7, 2020, the Board of Directors of the Company approved the increase of authorized shares of common stock from 600,000,000 to 1,000,000,000 (see Note 10).

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a newly created wholly-owned subsidiary of the Company (“Merger Sub”), and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (presently known as Home Bistro Holdings, Inc., a Nevada corporation) (“Home Bistro Holdings”) (see Note 3), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro Holdings, with Home Bistro Holdings becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). Pursuant to the terms of the Merger Agreement, Home Bistro Holdings filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020 (see Note 3).

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

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to the stockholders of Home Bistro Holdings shares of common stock and stock warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger. As a result of the above transactions and the Company’s intent to dispose or divest the assets and liabilities associated with the RTD Business, this transaction was accounted for as a reverse recapitalization effected by a share exchange of Home Bistro Holdings. The consolidated interim financial statements are those of Home Bistro Holdings (the accounting acquirer) prior to the Merger and include the activity of the Company (the accounting acquiree) from the date of the Merger (see Note 3).

On September 14, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect (i) a 1 for 31.993 reverse stock split of its common stock, par value $0.001 per share, with fractional shares rounding up to the nearest whole share (the “Reverse Stock Split”), and (ii) the change of the Company’s name from “Gratitude Health, Inc.” to “Home Bistro, Inc.”. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the condensed consolidated financial statements to reflect the Reverse Stock Split (see Note 3).

On Sept. 14, 2020, the Financial Industry Regulatory Authority approved the Company’s symbol change from “GRTD” to “HBIS”, effective twenty (20) business days from the approval date (see Note 3).

On September 25, 2020, the Company entered into, and closed the transactions contemplated by, that certain Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Gratitude Keto Holdings, Inc., a Florida corporation (the “Buyer” or “Gratitude Keto”), and the holder of 250,000 of the Company’s issued and outstanding shares of Series B Preferred Stock, $0.001 par value per share (such stock, the “Series B Preferred Stock”, and such stockholder, the “Stockholder”). Pursuant to the Asset Purchase Agreement, among other things, the Company agreed to sell to the Buyer all of the Company’s business, assets and properties used, or held or developed for use, in its functional RTD Business, and the Buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business. Furthermore, in connection with the Asset Purchase Agreement, the Buyer returned the 250,000 shares of Series B Preferred Stock held by the Stockholder which was then cancelled by the Company upon return. As a result, the Company has no outstanding shares of preferred stock. Additionally, the RTD Business activities were reclassified and reported as part of “discontinued operations” for all periods presented on the condensed statements of operations. In addition, the Company assumed an accounts payable liability in the amount of $14,000 related to accounting expenses of the RTD Business for a period prior to the Merger. Pursuant to the Asset Purchase Agreement, the Buyer reimbursed the Company for the accounting expenses in amount of $14,000, of which $7,000 was payable in cash and the balance in form of a promissory note dated September 25, 2020 in the amount of $7,000 (see Note 12). The promissory note bears an interest rate of 5% per annum, matures on April 25, 2021 and is payable in monthly installments of $1,000 commencing on October 25, 2020 through maturity (see Note 3).

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of Home Bistro’s products. To date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company is not aware of any such disruptions. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has applied for and received certain financial assistance under the Coronavirus, Aid, Relief, and Economic Security Act (“CARES Act”) enacted in March 2020 by the U.S. Government in response to COVID-19 (see Note 4).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the consolidated financial statements of the Company and its wholly-owned subsidiary as of September 30, 2020. All intercompany transactions and balances have been eliminated. On October 2, 2020, the Company filed with the SEC the audited financial statements of Home Bistro Holdings for the fiscal year ended December 31, 2019 and related notes on Amendment No. 1 to its Current Report on Form 8-K/A. Accordingly, the interim audited condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

These interim unaudited condensed consolidated financial statements for the period ending September 30, 2020 consist of the interim unaudited condensed consolidated balance sheets of the Company as of September 30, 2020 and the related interim unaudited condensed consolidated statements of operations, changes in stockholders’ equity deficit and cash flows for the three and nine month periods ended September 30, 2020 and 2019, and the related notes, and reflect the acquisition of the Company’s new wholly-owned subsidiary, Home Bistro Holdings, which was consummated on April 20, 2020 and disposal of discontinued operations of its RTD Business on September 14, 2020, as more fully disclosed in Note 3.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the nine months ended September 30, 2020, the Company had net loss and cash used in operations of $1,051,520 and $135,766, respectively. At September 30, 2020, the Company had an accumulated deficit, stockholders’ deficit, and working capital deficit of $6,143,248, $1,774,587 and $322,831, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2020 was primarily from the third-party advances and sale of common stock. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the near term and beyond as it develops its business model.

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of September 30, 2020 and December 31, 2019 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of receivables and note receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value Measurements

The carrying amounts reported in the balance sheet for cash, prepaid expenses and other current assets, accounts payable, accrued expense and other liabilities, advance payable, and unredeemed gift cards approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2020 and December 31, 2019. The Company has not experienced any losses in such accounts through September 30, 2020.

Revenue Recognition

The Company’s revenues consist of high quality, direct-to-consumer, ready-made meals that can be ordered by customers through www.homebistro.com, and restaurant quality meals and seafood through its Colorado Prime Brand. Revenues from the Company’s ready-made meals are recognized when the product is delivered to the customer and title has transferred, it is at this point in time that the Company’s performance obligations have been completed. Product sales are recorded net of any discounts or allowances and include shipping charges.

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

Based on historical redemption patterns, a portion of issued gift cards are not expected to be redeemed. The Company uses the redemption recognition method for recognizing breakage related to unredeemed gift cards for which it has sufficient historical redemption information. Under the redemption recognition method, breakage revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. At least three years of historical data, which is updated annually, is used to estimate redemption patterns. Breakage revenue is included in product sales and was not significant for both nine months ended September 30, 2020 and 2019 (see Note 8).

Cost of Sales

The Company’s policy is to recognize product related cost of sales in conjunction with revenue recognition, when the product costs are incurred which is upon delivery of product. Cost of sales includes the food and processing costs directly attributable to fulfillment and the delivery of the product to customers including both inbound and outbound shipping costs.

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $22,709 and $17,028 for the three months ended September 30, 2020 and 2019, respectively, and $79,563 and $53,183 for the nine months ended September 30, 2020 and 2019, respectively. Shipping and handling costs charged to customers are included in sales.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $135,520 and $43,347, for the nine months ended September 30, 2020 and 2019, respectively, and $50,638 and $14,402 for the three months ended September 30, 2020 and 2019, respectively, are presented on the accompanying condensed consolidated statement of operations as selling and marketing expenses.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the years ended December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

The potentially dilutive common stock equivalents as of September 30, 2020 and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2020	September 30, 2019
Common Stock Equivalents:
Stock Options	60,638	—
Stock Warrants	11,267,571	—
Total	11,328,209	—

Concentration Risk

The Company purchased approximately 100% of its food products from two vendors during the nine months ended September 30, 2020 and 2019. The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of September 30, 2020 and December 31, 2019, the Company had accounts payable balance of $0 and $2,103, respectively, to these vendors.

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

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

NOTE 3 – ACQUISITION OF HOME BISTRO HOLDINGS AND DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE RTD BUSINESS

Home Bistro, Inc. was formed on April 9, 2013 as a Delaware corporation, under the name DineWise, LLC. On December 1, 2014, it underwent a statutory conversion filed under Section 8-265 of the Delaware Code to converted from a limited liability company to a corporation and changed its name to Home Bistro, Inc.

On September 22, 2020, Home Bistro, Inc. filed a Certificate of Conversion to a Non-Delaware Entity Delaware Secretary State to file a statutory conversion under Section 266 of the Delaware General Corporation Law to convert its state of domicile from Delaware to Nevada and simultaneously filed an Articles of Conversion Nevada Secretary of State for the same and changed its name from Home Bistro, Inc. to Home Bistro Holdings, Inc., each effective as of September 30, 2020.

Home Bistro Holdings provides prepackaged and prepared meals as a solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home. Home Bistro Holdings utilizes third-party food processors to fulfill customers’ orders.

Agreement and Plan of Merger

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a newly created wholly-owned subsidiary of the Company, also referred to herein as Merger Sub, and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (presently known as Home Bistro Holdings, Inc., a Nevada corporation), also referred to herein also Home Bistro Holdings, entered into an Agreement and Plan of Merger, also referred to herein as the Merger Agreement, pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro Holdings, with Home Bistro Holdings becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger, also referred to herein as the Merger. Pursuant to the terms of the Merger Agreement, Home Bistro Holdings filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020 (see Note 1).

Prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange (the “Exchange”) of securities held by such securityholders for shares of common stock, as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Preferred Stock, Series C Preferred Stock and convertible notes were converted into an aggregate of 5,405,479 shares of common stock on a fully-diluted basis, consisting of 1,364,222 shares of common stock and warrants to purchase up to 4,041,258 shares of common stock (see Note 10). The 250,000 shares of Series B Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement (see Note 10) and 250,000 shares of Series B Preferred Stock held by a related party remained issued and outstanding as of the date of the Merger.

After the Exchange, a total of 1,899,094 shares of common stock , warrants to purchase 4,041,258 shares of common stock and 60,638 stock options were deemed issued and outstanding.

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, each outstanding share of common stock of Home Bistro Holdings was converted into the right to receive approximately four hundred seventy-three (473) shares of common stock. Accordingly, the aggregate shares of the Company’s common stock issued in the Merger to the former securityholders of Home Bistro Holdings is 24,031,453 shares of common stock on a fully-diluted basis consisting of 17,105,139 shares of common stock and warrants to purchase up to 6,926,314 shares of common stock (see Note 10).

Subsequent to the Merger, the Company had an aggregate of 30,031,501 shares of common stock issued and outstanding on a fully-diluted basis consisting of 19,004,233 shares of common stock, 60,638 stock options and warrants to purchase up to 10,967,572 shares of common stock.

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

In connection with the Merger, certain Company stockholders entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such stockholders agreed to certain restrictions regarding the resale of common stock for a period of two years from the date of the Merger Agreement, as more fully detailed therein.

Additionally, on April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 11), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying condensed consolidated balance sheets as a long-term liability, Common stock repurchase obligation (see Note 11).

Effective April 20, 2020, the Company acquired all the issued and outstanding shares of Home Bistro Holdings pursuant to the Merger Agreement and Home Bistro Holdings became a wholly-owned subsidiary of the Company. As a result of the Merger, for financial statement reporting purposes, the Merger between the Company and Home Bistro Holdings has been treated as a reverse acquisition and recapitalization with Home Bistro Holdings deemed the accounting acquirer and the Company deemed the accounting acquiree in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. At the time of the Merger, both the Company and Home Bistro Holdings had their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the Merger are those of Home Bistro Holdings and are recorded at the historical cost basis of Home Bistro Holdings. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Home Bistro Holdings which are recorded at historical cost. The results of operations of the Company are consolidated with results of operations of Home Bistro Holdings starting on the date of the Merger Agreement. The equity of the consolidated entity is the historical equity of Home Bistro Holdings retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition.

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to the stockholders of Home Bistro Holdings shares of common stock and stock warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger. As a result of the above transactions and the Company’s intent to dispose or divest the assets and liabilities associated with the RTD Business as discussed below, this transaction was accounted for as a reverse recapitalization of Home Bistro Holdings where Home Bistro Holdings is considered the historical registrant and the historical operations presented will be those of Home Bistro Holdings.

The following assets and liabilities were assumed in the Merger:

Cash	$4,917
Prepaid expense	9,776
Operating right-of-use asset	32,444
Total assets acquired	47,137

Accounts payable and accrued expenses	(209,417)
Operating right-of-use liability	(32,444)
Total liabilities assumed	$(241,861)

Net liability assumed	$(194,724)

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

Disposal of Discontinued Operations of the RTD Business

On September 25, 2020, pursuant to the Asset Purchase Agreement, among other things, the Company agreed to sell all of the Company’s business, assets and properties used, or held or developed for use, in its functional RTD (Ready to Drink) beverage segment (the “RTD Business”), and the Buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business. The Company assumed an accounts payable liability in the amount of $14,000 related to accounting expense of the RTD Business for a period prior to the Merger. Pursuant to the Asset Purchase Agreement, the Buyer reimbursed the Company for t accounting expenses in amount of $14,000 incurred prior to the Merger, of which $7,000 was payable in cash and the balance in form of a promissory note dated September 25, 2020 in the amount of $7,000. The promissory note bears interest at a rate of 5% per annum, matures on April 25, 2021 and is payable in monthly installments of $1,000 commencing on October 25, 2020 through April 25, 2021. The Company received the $7,000 cash portion of the consideration subsequent to September 30, 2020 which has been included in the prepaid and other current assets on the accompanying consolidated condensed balance sheets as of September 30, 2020 (see Note 1). The $14,000 reimbursement was recorded to additional paid in capital as reflected in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. The results of operations of this component, for all periods, are separately reported as “discontinued operations” on the condensed consolidated statements of operations.

The Asset Purchase Agreement, discussed above under Agreement and Plan of Merger, was intended to be part of the Merger and in effect transferred the RTD Business and the related assets and liabilities to Gratitude Keto, whose CEO, Roy Warren Jr., formerly served as the Company’s director and Chief Operating Officer and was considered a related party, in substance, in the accounting of this transaction. Therefore, the disposal of net liabilities and the reimbursement discussed above in connection with the disposal of the RTD Business was recorded to additional paid in capital as reflected in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit.

The following table set forth the selected financial data of the net liabilities recorded to additional paid in capital as of September 24, 2020.

September 24, 2020
Assets:
Other assets:
Operating lease right-of-use assets, net	$2,417
Total assets	$2,417

Liabilities:
Current liabilities:
Accounts payable	$112,212
Accrued expenses and other liabilities	5,009
Operating lease liabilities, current portion	2,417
Total current liabilities	119,638
Total liabilities	$119,638

Net liabilities	$117,221
Expense reimbursement by Buyer	14,000
Disposal of net liabilities to a related party	$131,221

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

The summarized operating result of discontinued operations of the RTD Business included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 is as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Revenues
Cost of revenues	$—	$—
Gross (loss) profit	—	—
	—	—
Operating expenses:
Compensation expense	4,022	5,511
Professional and consulting expenses	6,663	26,606
Selling and marketing expenses	(7,956)	(7,850)
General and administrative expenses	5,315	37,255
Total operating income	(8,044)	(61,522)
Income from operations	$8,044	$61,522

Gain on debt extinguishment	99,897	99,897
Interest income (expense)	(103)	(172)
Other income, net	99,794	99,725

Income from discontinued operations	$91,750	$38,203

The gain on debt extinguishment in the amount of $99,897 reflected above was due to the settlement of outstanding liabilities owed to a vendor in connection with the RTD Business.

NOTE 4 - NOTES PAYABLE

Notes payable is summarized below:

September 30, 2020
(Unaudited)
Principal amount	$164,612
Less: current portion	(9,864)
Notes payable - long term portion	$154,748

Minimum principal payments under notes payable are as follows:

September 30, 2020
(Unaudited)
Three months ended December 31, 2020	$1,549
Year ended December 31, 2021	6,281
Year ended December 31, 2022	6,350
Year ended December 31, 2023	3,185
Year ended December 31, 2024 to 2050	147,247
Total principal payments	$164,612

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

Paycheck Protection Program Loan

On April 8, 2020, the Company received federal funding in the amount of $14,612 through the Paycheck Protection Program (the “PPP”) of the CARES Act, administered by the U.S. Small Business Administration (“SBA”). The PPP note bears an interest rate 0.98% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing six months after the effective date of the PPP note, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the lender and the Company. The PPP note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the lender, or breaching the terms of the PPP note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP note. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. As of September 30, 2020, the PPP note had an outstanding principal balance of $14,612 and accrued interest of $70.

Economic Injury Disaster Loan

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of September 30, 2020, the SBA Note had an outstanding principal balance of $150,000 and accrued interest of $1,618.

On June 26, 2020, in connection SBA Loan Agreement, the Company received a grant that does not have to be repaid, in the amount of $5,000 and was recorded as other income in the accompanying condensed consolidated statement of operations.

NOTE 5 – NOTE PAYABLE – IN DEFAULT

On July 3, 2015, the Company entered into a promissory note payable with a principal amount of $33,000. The note bore interest at a rate of 5% per year and had a maturity date of September 1, 2016. During the year ended December 31, 2018, the Company repaid $18,000 of outstanding principal. In 2019, the Company paid $11,262 of the outstanding principal balance. During the nine months ended September 30, 2020, the Company paid the outstanding principal balance of the note payable in full and there was no balance outstanding as of September 30, 2020.

NOTE 6 – ADVANCE PAYABLE

On October 15, 2019, the Company entered into a capital advance agreement (the “First Advance Agreement”) with their e-commerce platform provider. Under the terms of the First Advance Agreement, the Company received $23,000 and will repay $25,999 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. As of December 31, 2019, the advance had an outstanding balance of $18,192. During the nine months ended September 30, 2020, the Company paid the advance in full and there was no balance outstanding as of September 30, 2020.

On March 17, 2020, the Company entered into a capital advance agreement (the “Second Advance Agreement”) with their e-commerce platform provider. Under the terms of the Second Advance Agreement, the Company received $10,000 and will repay $11,300 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the nine months ended September 30, 2020, the Company paid the advance in full and there was no balance outstanding as of September 30, 2020.

On August 5, 2020, the Company entered into a capital advance agreement (the “Third Advance Agreement”) with their e-commerce platform provider. Under the terms of the Third Advance Agreement, the Company has received $49,000 and will repay $55,370 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advances are repaid in full. During the nine months ended September 30, 2020, the Company paid $7,823 of the principal balance and the advance had an outstanding balance $41,177 as of September 30, 2020 presented as advance payable on the accompanying condensed consolidated balance sheets.

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use (ROU) and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the nine months ended September 30, 2020 and 2019, the Company recorded $4,601 and $0, respectively, as operating lease expense which is included in general and administrative expenses on the statements of operations.

On the date of the Merger, the Company had an operating lease for its office and a copier. On June 30, 2020, the Company and the lessor (collectively as “Parties”) entered into an Office Lease Termination Agreement (the “Termination Agreement”) whereby the Parties agreed to terminate the lease, and settle all claims and to extinguish all rights and claims arising out of the lease agreement entered into in April 2018. Pursuant to the Termination Agreement, the Parties agreed for the lessor to retain the deposit in the amount of $6,828 to settle all remaining claims. As of September 30, 2020, the Company had no remaining lease obligations towards the lease. At termination, the Company removed the remaining ROU asset and liability of $25,426.

The equipment lease agreement for a copier expires March 27, 2022 and requires monthly payments of $145 with an option to purchase the equipment at fair market value at the end of the lease term. Pursuant to the disposal of discontinued operations discussed in Note 3, the ROU asset and liability related to the equipment lease was assumed by Gratitude Keto., a related party, pursuant the Asset Purchase Agreement between the Company and Gratitude Keto. As of September 30, 2020, the Company had no remaining lease obligations towards the lease. Upon the closing of the Asset Purchase Agreement, the Company removed the remaining ROU asset and liability of $2,417.

Right-of-use assets are summarized below:

September 30, 2020
(Unaudited)
Office lease	$29,417
Equipment lease (remaining lease term of 21 months)	3,027
Subtotal	32,444
Less accumulated amortization	(4,601)
Adjustment in connection with the termination of lease	(25,426)
Adjustment in connection with the disposal of discontinued operations	(2,417)
Right-of-use assets, net	$—

Operating Lease liabilities are summarized below:

September 30, 2020
(Unaudited)
Office lease	$29,417
Equipment lease	3,027
Subtotal	32,444
Reduction of lease liability	(4,601)
Adjustment in connection with the termination of lease	(25,426)
Adjustment in connection with the disposal of discontinued operations	(2,417)
Right-of-use liability, net	$—

NOTE 8 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
Beginning balance	$10,365	$9,966
Sale of gift cards	29,897	26,217
Total gift card redemptions	(28,511)	(25,818)
Ending balance	$11,751	$10,365

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

NOTE 9 – RELATED PARTY TRANSACTION

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount paid to the related entity during the nine months ended September 30, 2020 and 2019 were $75,382 and $54,874, respectively, which is included in cost of goods sold on the statement of operations.

See also disposal of the RTD Business with related party in Note 3 – Acquisition of Home Bistro Holdings and Disposal of the Discontinued Operations of the RTD Business.

NOTE 10 – STOCKHOLDERS’ DEFICIT

On September 14, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect a 1 for 31.993 reverse stock split of its common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, stock warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the condensed consolidated financial statements to reflect the reverse stock split (see Note 1 and Note 3).

Shares Authorized

On April 7, 2020, the Board of Directors of the Company approved the increase of the authorized shares of the common stock to 1,000,000,000 from 600,000,000 (see Note 1).

Stocks Issued Pursuant to Recapitalization

On April 20, 2020, as a result of the closing of the Share Exchange Agreement with Home Bistro Holdings (see Note 3), the equity of the consolidated entity is the historical equity of Home Bistro Holdings retroactively restated to reflect the number of shares issued by the Company in the reverse recapitalization and to reflect the reverse stock split.

As a result, in connection with the Exchange Agreement and Merger (see Note 3), the Company was deemed to have issued a total of 250,000 shares of Series B Convertible Preferred Stock, 1,899,094 shares of common stock.

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

Preferred Stock

On September 25, 2020, in connection with the Asset Purchase Agreement between the Company and Gratitude Keto, the Company repurchased the 250,000 shares of Series B Preferred Stock (see above Stocks Issued Pursuant to Recapitalization) held by a stockholder (see Note 1 and Note 3).

As of September 30, 2020, there were no outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (see above Stocks Issued Pursuant to Recapitalization).

Common Stock

Common stock for cash

●

On April 2020 prior to the Merger, the Company issued an aggregate of 1,492 shares of common stock, to a related party and non-affiliate investor for aggregate cash proceeds of $75,006. The Company did not issue any common stock for cash during the nine months ended September 30, 2019.

Stock-based compensation

●

During the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation of $213,841 and $137,472, respectively, related to common stock issued to an executive pursuant to an employment agreement (see Note 11) and which was recorded as compensation and related expenses in the accompanying statements of operations. As of September 30, 2020, there was no unamortized compensation expense related to these common shares.

●

During the nine months ended September 30, 2020, the Company recorded stock-based compensation of $238,268 related to an aggregate of 3,999,085 shares of common stock issued to employees and various consultants, of which $102,332 was charged as compensation and related expenses, $124,219 as professional and consulting expenses and $11,717 as selling and marketing expenses in the accompanying condensed consolidated statements of operations. The stock-based compensation was based on the fair value of common stock on the date of grant based on recent sales of common stock. In addition, the Company issued a warrant to purchase up to 300,000 shares of the Company’s common stock with grant date fair value of $360,000 for services pursuant to an agreement (see below under Warrants).

Stock Options

A summary of the Company’s outstanding stock options as of September 30, 2020 and changes during the period ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	—	$—	—	$—
Deemed issued in connection with the Company’s recapitalization (see Note 3)	60,638	$3.20	0.28	—
Balance at September 30, 2020	60,638	$3.20	0.28	$—

Stock Warrants

On April 20, 2020, pursuant to the Merger (see Note 3), the Company issued warrants to purchase up to 4,041,258 shares of common stock with exercise price of $0.032 per share (in whole or in part) and expiration date of April 20, 2030 (see above Stocks Issued Pursuant to Recapitalization), in exchange for certain outstanding shares of the Company’s common stock on the date of the Merger.

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

On April 20, 2020, pursuant to the Exchange Agreement (see Note 3), the Company issued warrants to purchase up to 6,926,314 shares of common stock with an exercise price of $0.032 per share (in whole or in part) and expiration date of April 20, 2030 in exchange for certain outstanding common stock shares of Home Bistro Holdings on the date of the Merger.

On September 22, 2020, the Company issued a warrant to purchase up to 300,000 shares of the Company’s common stock to a third-party entity in connection with the Joint Product Development and Distribution Agreement (see Note 11). This warrant is exercisable, in whole or in part, upon issuance at $0.001 per share, and expires on September 22, 2030. This warrant has a grant date fair value of $360,000 recorded as product development expense on the condensed consolidated statements of operations.

The Company used the Binomial pricing model to determine the fair value of its stock options which requires the Company to make several key judgments including:

●	the expected life of issued stock warrants;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yields to be realized over the life of the stock warrants; and

●	the risk-free interest rate over the expected life of the stock warrants.

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term and was estimated to be 2 years. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant of .68%. The computation of volatility was based on the historical volatility of the Company’s common stock of 309.11%. The Company’s expected divided yield was estimated to be zero.

A summary of the Company’s outstanding stock warrants as of September 30, 2020 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2019	—	$—	—
Deemed issued in connection with the Company’s recapitalization (see Note 3)	4,041,258	0.032	9.56
Issued pursuant to Exchange Agreement (see Note 3)	6,926,314	0.032	9.56
Granted	300,000	0.001	9.98
Balance at September 30, 2020	11,267,572	$0.032	9.56

Stock warrants exercisable at September 30, 2020	11,267,572	$0.032	9.56

Weighted average fair value of stock warrants granted during the period		$0.032

The exercisable stock warrants had an intrinsic value of $11,479,764 at September 30, 2020.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On February 20, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Zalmi Scher Duchman to serve as the Company’s Chief Executive Officer, the term of which runs for three years includes an annual salary of $1.00 for the first year which shall be increased in the second and third year of employment to an amount mutually approved by Mr. Duchman and the Company’s Board of Directors. Thereafter, the Employment Agreement shall be renewed upon the mutual agreement of Mr. Duchman and Company. In connection with this Employment Agreement, the Company issued 7,643,239 (retroactively restated to reflect shares issued in Merger and post reverse stock split) shares of restricted common stock with a grant date fair value of $549,882, as a sign-on bonus (see Note 10). The Company shall have the right and option to repurchase the stock at par value of $0.001 if Mr. Duchman is terminated for cause; (i) all of the shares shall be eligible for stock repurchase if terminated for cause within the first year; (ii) 2/3 of the shares shall be eligible for stock repurchase terminated for cause within the second year and; (iii) 1/3 of the shares shall be eligible for stock repurchase terminated for cause within the third year. As a result of the Merger (see Note 3) all these shares of common stock fully vested on the date of Merger and any unamortized deferred compensation was expensed during the nine months ended September 30, 2020 (see Note 10).

HOME BISTRO, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GRATITUDE HEALTH, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2020

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. The former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. As of December 31, 2019, the balance remaining due on this obligation were $30,700, included in accounts payable on the accompanying balance sheet. As of September 30, 2020, the balance remaining due on this obligation were $26,900, included in accounts payable on the accompanying balance sheet.

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement also referred to herein as Market Period. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars also referred to herein as Total Investment in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying condensed consolidated balance sheets as a long-term liability, Common stock repurchase obligation. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. As of September 30, 2020, the Company had $1.3 million of common stock repurchase obligation outstanding.

Joint Product Development and Distribution Agreement

On September 22, 2020, the Company and Corlich Enterprises, Inc., a New Jersey corporation (“Corlich”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date, pursuant to which, among other things, Corlich agreed to provide certain commercial services (the “Services”) of Cat Cora, an American professional chef, in order for the Company and Corlich to collaboratively develop a brand of meals (the “Cat Cora Meals”). In consideration for the Services, the Company agreed to (i) pay Corlich a royalty on net revenues generated from (A) the Cat Cora Meals, and (B) Home Bistro and Prime Chop brand orders where a dedicated code is used at purchase, and (ii) issue a warrant to purchase up to 300,000 shares of common stock (see Note 10). The Development Agreement has a three-year term, unless sooner terminated pursuant to its terms.

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. Royalties will be accrued over the term of the Development Agreement and were not significant during the period ended September 30, 2020.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company received the $7,000 cash portion of the agreed upon cash reimbursement related to the RTD Business (see Note 3).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Our actual results or actions may differ materially from these forward-looking statements for many reasons. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect. See “CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION” above. As used herein, the terms “we,” “us,” “our” and the “Company” refers to Home Bistro, Inc., a Nevada corporation and its subsidiaries unless otherwise stated.

Overview

The Company was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its name to Gratitude Health, Inc. from Vapir Enterprises Inc. Effective September 14, 2019, the Company changed its name to Home Bistro, Inc. from Gratitude Health, Inc.

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a newly created wholly-owned subsidiary of the Company (“Merger Sub”), and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (presently known as Home Bistro Holdings, Inc., a Nevada corporation) (“Home Bistro Holdings”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro Holdings, with Home Bistro Holdings becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). Pursuant to the terms of the Merger Agreement, Home Bistro Holdings filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020.

On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies or practices. Furthermore, on April 20, 2020, Mr. Zalmi Duchman, the Chief Executive Officer of Home Bistro Holdings, Michael Finkelstein and Michael Novielli were appointed as directors of the Company. In addition, Mr. Duchman was appointed Chief Executive Officer.

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to Home Bistro Holdings stockholders shares of common stock and stock warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger. As a result of the above transactions and the Company’s intent to dispose or divest of the assets and liabilities associated with the RTD Business, in the subsequent period, this transaction was accounted for as a reverse recapitalization effected by a share exchange of Home Bistro Holdings. The consolidated interim financial statements are those of Home Bistro Holding (the accounting acquirer) prior to the Merger and include the activity of the Company (the accounting acquiree) from the date of the Merger.

Prior the Merger, the Company was solely engaged in manufacturing, selling and marketing functional RTD Business sold under the Company’s trademarks. Following the Merger and prior to the Divestiture (as defined below), the Company also provided high quality, direct-to-consumer, ready-made meals at www.homebistro.com, and restaurant quality meats and seafood through its Colorado Prime brand. Following the Divestiture, this became the sole business of the Company. Home Bistro Holdings is uniquely positioned to take advantage of the developing market opportunity generated by consumers’ growing demand for prepared meals ordered online and delivered to their homes.

On September 25, 2020, the Company entered into, and closed the transactions (the “Divestiture”) contemplated by, that certain Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Gratitude Keto Holdings, Inc., a Florida corporation (the “Buyer”), and the holder of all of the Company’s issued and outstanding shares of Series B Preferred Stock, $0.001 par value per share (such stock, the “Series B Preferred Stock”, and such stockholder, the “Stockholder”). Pursuant to the Asset Purchase Agreement, among other things, the Company agreed to sell to the Buyer all of the Company’s business, assets and properties used, or held or developed for use, in its functional RTD (Ready to Drink) beverage segment (the “RTD Business”), and the Buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business. Furthermore, in connection with the Asset Purchase Agreement, the Company repurchased the 250,000 shares of Series B Preferred Stock held by the Stockholder. As a result, the Company has no outstanding shares of preferred stock. The Company assumed an accounts payable liability in the amount of $14,000 related to accounting expense of the RTD Business for a period prior to the Merger. Pursuant to the Asset Purchase Agreement, the Buyer reimbursed the Company for the accounting expenses in amount of $14,000, of which $7,000 was payable in cash and the balance in form of a promissory note dated September 25, 2020 in the amount of $7,000. The promissory note bears an interest rate of 5% per annum, matures on April 25, 2021 and is payable in monthly installments of $1,000 commencing on October 25, 2020 through maturity. The Company received the $7,000 cash portion of the consideration subsequent to September 30, 2020 and was recorded as a receivable as of September 30, 2020.

On September 14, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect (i) a 31.993-for-1 reverse stock split of its common stock, par value $0.001 per share, with fractional shares rounding up to the nearest whole share (the “Reverse Stock Split”), and (ii) the change of the Company’s name from “Gratitude Health, Inc.” to “Home Bistro, Inc.”. The new CUSIP number for the Common Stock following the Reverse Stock Split is 43706U100.

The ongoing coronavirus pandemic (“COVID-19”) global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of the Company’s products. To date, the Company is not aware of any such disruptions. Furthermore, to date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

The interim unaudited condensed consolidated financial statements contained in this Report consist of the unaudited condensed consolidated balance sheets of the Company as of September 30, 2020 and December 31, 2019, unaudited condensed consolidated statements of operations, consolidated statements of changes in stockholders’ deficit, and consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and related notes, and accordingly reflect the acquisition of our new wholly-owned subsidiary, Home Bistro Holdings, which was consummated on April 20, 2020 and disposal of the discontinued operations of the RTD Business, as more fully detailed in this Report. On October 2, 2020, the Company filed with the SEC the audited financial statements of Home Bistro Holdings for the fiscal year ended December 31, 2019 and related notes on Amendment No. 1 to a Current Report on Form 8-K/A.

Results of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

On April 20, 2020, pursuant to the Merger, the Company acquired Home Bistro Holdings through a “reverse merger” transaction whereby Merger Sub merged with and into Home Bistro Holdings, with Home Bistro Holdings becoming a wholly-owned subsidiary of the Company and the surviving corporation in the Merger.

Net Revenues

●	During the three months ended September 30, 2020 and 2019, revenues from the food preparation and home-delivery business amounted to $299,178 and $174,568, respectively, an increase of $104,610 or 54% due to increase in sales.

●	During the nine months ended September 30, 2020 and 2019, revenues from the food preparation and home-delivery business amounted to $964,944 and $603,900, respectively, an increase of $361,044 or 60% due to increase in sales.

Cost of Sales

The primary components of cost of sales food and processing costs directly attributable to fulfilment and the delivery of the product to customers including both inbound and outbound shipping costs.

●	During the three months ended September 30, 2020 and 2019, cost of sales amounted to $176,155 and $105,586, respectively, an increase of $70,569 or 67% due to increase in sales.

●	During the nine months ended September 30, 2020 and 2019, cost of sales amounted to $594,875 and $347,749, respectively, an increase of $247,126 or 71% due to increase in sales.

For the three and nine months ended September 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation and related expenses	$66,581	$89,259	$477,381	$271,240
Professional and consulting expenses	157,173	4,724	353,670	24,731
Product development expense	360,000	-	360,000	-
Selling and marketing expenses	50,638	14,402	135,520	43,347
General and administrative expenses	51,596	26,809	129,409	75,849
Total	$685,988	$135,194	$1,455,980	$415,167

Compensation and related expenses:

●	During the three months ended September 30, 2020, compensation and related expenses amounted to $66,581 as compared to $89,259 for the three months ended September 30, 2019, a decrease of $22,678 or 25%. The decrease was primarily attributable to employees’ stock-based compensation during the three months ended September 30, 2019.

●	During the nine months ended September 30, 2020, compensation and related expenses amounted to $477,381 as compared to $271,240 for the nine months ended September 30, 2019, an increase of $206,141 or 76%. The increase was primarily attributable to employee stock-based compensation during the nine months ended September 30, 2020.

Professional and consulting expenses:

●	During the three months ended September 30, 2020, professional and consulting expenses amounted to $157,173 as compared to $4,724 for the three months ended September 30, 2019, an increase of $152,449 or 3,227%. The increase was primarily due to stock-based compensation to consultants of $124,219, legal expense of 7,500 and accounting and auditing expense of $29,234 in 2020.

●	During the nine months ended September 30, 2020, professional and consulting expenses amounted to $353,670 as compared to $24,731 for the nine months ended September 30, 2019, an increase of $328,939 or 1,330%. The increase was primarily due to stock-based compensation to consultants of $124,219, legal expense of 43,657 and accounting and auditing expense of $38,484 in 2020.

Product development expense:

●	During the three months ended September 30, 2020, product development expenses amounted to $360,000 as compared to $0 for the three months ended September 30, 2019, an increase of $360,000, or 100%. The increase was primarily due to a warrant to purchase up to 300,000 shares of the Company’s common stock with grant date fair value of $360,000 in 2020.

●	During the nine months ended September 30, 2020, product development expenses amounted to $360,000 as compared to $0 for the nine months ended September 30, 2019, an increase of $360,000, or 100%. The increase was primarily due to a warrant to purchase up to 300,000 shares of the Company’s common stock with grant date fair value of $360,000 in 2020.

Selling and marketing expenses:

●	During the three months ended September 30, 2020, selling and marketing expenses amounted to $50,638 as compared to $14,402 for the three months ended September 30, 2019, an increase of $36,236, or 252%. The increase was primarily due to stock-based compensation to a vendor of $11,717 in 2020.

●	During the nine months ended September 30, 2020, selling and marketing expenses amounted to $135,520 as compared to $43,347 for the nine months ended September 30, 2019, an increase of $92,173 or 213%. The increase was primarily due to stock-based compensation to a vendor of $11,717 and marketing expenses in 2020.

General and administrative expenses:

●	During the three months ended September 30, 2020, general and administrative expenses amounted to $51,596 as compared to $26,809 for the three months ended September 30, 2019, an increase of $24,787 or 92%. The increase was primarily due to increase in administrative expenses.

●	During the nine months ended September 30, 2020, general and administrative expenses amounted to $129,409 as compared to $75,849 for the nine months ended September 30, 2019, an increase of $53,560 or 71%. The increase was primarily due to increase in administrative expenses.

Operating loss from continuing operations

●	During the three months ended September 30, 2020, operating loss from continuing operations amounted to $562,956 as compared to $46,212 for the three months ended September 30, 2019, an increase of $516,753 or 1,118%. The increase was due to the changes discussed above.

●	During the nine months ended September 30, 2020, operating loss from continuing operations amounted to $1,085,911 as compared to $159,016 for the nine months ended September 30, 2019, an increase of $926,895 or 583%. The increase was due to the changes discussed above.

Other Income (Expense)

●	During the three months ended September 30, 2020, other expense amounted to $7,279 as compared to $62 for the three months ended September 30, 2019, an increase of $7,217 or 11,640%. The increase was primarily due to increase interest expense in 2020.

●	During the nine months ended September 30, 2020, other expense amounted to $3,812 as compared to $277 for the nine months ended September 30, 2019, an increase of $3,535 or 1,276%. The change was primarily due to increase interest expense off set by $5,000 grant received from the SBA under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic in 2020.

Loss from continuing operations

●	During the three months ended September 30, 2020, we had a loss from continuing operations of $570,244 or $0.04 per common share (basic and diluted), compared to a loss of $46,274 or $0.00 per common share (basic and diluted) for the three months ended September 30, 2019, an increase of $523,970 or 1,132%. The increase was due to the changes discussed above.

●	During the nine months ended September 30, 2020, we had a loss from continuing operations of $1,089,723 or $0.06 per common share (basic and diluted), compared to a loss from continuing operations of $159,293 or $0.01 per common share (basic and diluted) for the nine months ended September 30, 2019, an increase of $930,430 or 584%. The increase was due to the changes discussed above.

Income from discontinued operations

●	During the three and nine months ended September 30, 2020, we had income from discontinued operations of $91,750 and $38,203, respectively compared to income from discontinued operations of $0 for both periods of the three and nine months ended September 30, 2019, an increase of $91,750 and $38,203, respectively or 100%. The increase was due to the Merger and disposal of the RTD Business segment.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $322,831 and cash of $156,985 as of September 30, 2020 and a working capital deficit of $271,679 and $7,137 of cash as of December 31, 2019.

			Nine Months Ended September 30, 2020
	September 30, 2020	December 31, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$183,375	$8,053	$(175,322)	2,177%
Total current liabilities	(506,206)	(279,732)	226,474	81%
Working capital deficit:	$(322,831)	$(271,679)	$51,152	19%

The increase in working capital deficit was primarily attributable to an increase in current assets of $175,322 and an increase in current liabilities of $226,474.

Cash Flows

The following table provides detailed information about our net cash flows:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(135,766)	$(13,049)
Net cash provided by investing activities	1,749	-
Net cash provided by (used in) financing activities	283,865	(25,123)
Net change in cash	$149,848	$(38,172)

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

Net Cash Used in Operating Activities:

Net cash used in operating activities from continuing operations was $135,766 for the nine months ended September 30, 2020 as compared to $13,049 for the nine months ended September 30, 2019, an increase of $122,717 or 940%.

●	Net cash used in operating activities from continuing operations for the nine months ended September 30, 2020 primarily reflected our net loss of $1,051,520 adjusted for the add-back on non-cash items such as depreciation expense of $176, stock-based compensation of $213,841 and stock and warrants issued to consultants of $598,268 and changes in operating asset and liabilities consisting primarily of an increase of prepaid expenses and other current assets of $15,698 and an increase in unredeemed gift cards of $1,386 offset by an increase in accounts payable and other liabilities of $117,781.

●	Net cash used in operating activities from continuing operations for the nine months ended September 30, 2019 primarily reflected our net loss of $159,293 adjusted for the add-back on non-cash items such as stock-based compensation of $137,472 and changes in operating asset and liabilities consisting primarily of a decrease of inventory of $7,306, a decrease in prepaid expenses and other current assets of $7,908, a decrease in unredeemed gift cards of $2,854 and a decrease in accounts payable and other liabilities of $3,588.

Net Cash Provided Investing Activities:

Net cash provided by investing activities from continuing operations was $1,749 for the nine months ended September 30, 2020 as compared to nil for the nine months ended September 30, 2019, an increase of $1,749 or 100%.

●	Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2020 amounted to $1,749 related to proceeds from an acquisition of $4,917 off set by acquisition of property and equipment of $3,168.

Net Cash Provided by (Used in) Financing Activities:

Net cash provided by financing activities from continuing operations was $283,865 for the nine months ended September 30, 2020 as compared to net cash used amounting to $25,123 for the nine months ended September 30, 2019, an increase of $308,988 or 1,230%.

●	Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2020 consisted of proceeds from sale of common stock of $100,006, notes payable of $164,612 and advance payable of $59,000 offset by repayments of note payable – in default and advance payable in total amount of $39,753.

●	Net cash used in financing activities from continuing operations for the nine months ended September 30, 2019, consisted of repayments of proceeds from sale of common stock of $3,000 off set by note payable – in default and advance payable in total amount of $28,123.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. Notwithstanding the foregoing, the Company received a loan in the aggregate amount of $14,612 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, and a loan in the aggregate amount of $150,000 from the SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended September 30, 2020 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our condensed consolidated financial statements. We believe the critical accounting policies in Note 2 to the condensed consolidated financial statements appearing in the consolidated financial statements for the nine months ended September 30, 2020 affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of September 30, 2020 and December 31, 2019 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of receivables and note receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Revenue Recognition

The Company’s revenues consist of high quality, direct-to-consumer, ready-made meals that can be ordered by customers through www.homebistro.com, and restaurant quality meals and seafood through its Colorado Prime Brand. Revenues from the Company’s ready-made meals are recognized when the product is delivered to the customer and title has transferred, it is at this point in time that the Company’s performance obligations have been completed. Product sales are recorded net of any discounts or allowances and include shipping charges.

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

With respect to the quarterly period ending September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of September 30, 2020:

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2020, that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently involved in any legal proceedings. However, from time to time, the Company may be involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As set forth in Item 5 below, in connection with a joint product development and distribution agreement with a service provider, the Company issued a warrant to purchase up to 300,000 shares of common stock, in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On September 22, 2020, the Company and Corlich Enterprises, Inc., a New Jersey corporation (“Corlich”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date, pursuant to which, among other things, Corlich agreed to provide certain commercial services (the “Services”) of Cat Cora, an American professional chef, in order for the Company and Corlich to collaboratively develop a brand of meals (the “Cat Cora Meals”). In consideration for the Services, the Company agreed to (i) pay Corlich a royalty on net revenues generated from (A) the Cat Cora Meals, and (B) Home Bistro and Prime Chop brand orders where a dedicated code is used at purchase, and (ii) issue a warrant to purchase up to 300,000 shares of common stock. The Development Agreement has a three-year term, unless sooner terminated pursuant to its terms.

During the first year of the Distribution Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Distribution Agreement’s term, the Distribution Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Distribution Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. Royalties will be accrued over

The warrant provides that the holder may exercise the warrant, in whole or in part, at an exercise price equal to $0.001 per share through and including the tenth anniversary of its issuance.

Item 6. Exhibits

Exhibit No	Description
2.1	Asset Purchase Agreement, dated September 25, 2020, by and among Home Bistro, Inc., Gratitude Keto Holdings, Inc. and the stockholder set forth therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2020).
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2020).
3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).
4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BISTRO, INC.

Date: November 16, 2020	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)