Form 10-K
period 2020-12-31
Home Bistro, Inc. /NV/
filed 2021-03-22
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185083

HOME BISTRO, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	27-1517938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15000 W. 6th Avenue, Suite 400 Golden, CO 80401	(631) 964-1111
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.08029 on such date, is $756,055.

As of March 15, 2021, there were 19,422,300 shares of registrant’s common stock outstanding held by approximately 111 shareholders.

i

PART I

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

ITEM 1. BUSINESS

Business Overview

Home Bistro, Inc. (formerly known as Gratitude Health, Inc.) (the “Company”) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its name to Gratitude Health, Inc. from Vapir Enterprises Inc. On September 14, 2020, the Company changed its name from Gratitude Health, Inc. to Home Bistro, Inc. The Company is in the business of providing prepackaged and prepared meals to consumers focused on offering a broad array of the highest quality meal planning, delivery, and preparation services. The Company’s primary former operations were in the business of manufacturing, selling, and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark (the “RTD Business”). The RTD Business was disposed on September 25, 2020 as discussed below.

On April 7, 2020, the Board of Directors of the Company approved the increase of authorized shares of common stock from 600,000,000 to 1,000,000,000.

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

On September 22, 2020, Home Bistro, Inc. (presently known as Home Bistro Holdings, Inc., a Nevada corporation) (“Home Bistro Holdings”) filed a Certificate of Conversion to a Non-Delaware Entity Delaware Secretary State to file a statutory conversion under Section 266 of the Delaware General Corporation Law to convert its state of domicile from Delaware to Nevada and simultaneously filed an Articles of Conversion Nevada Secretary of State for the same and changed its name from Home Bistro, Inc. to Home Bistro Holdings, Inc., each effective as of September 30, 2020.

Home Bistro Holdings provides prepackaged and prepared meals as a solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal delivery and preparation services. Products are gourmet meals delivered fresh-frozen directly to the home.

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

Prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange (the “Exchange”) of securities held by such securityholders for shares of common stock, as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Preferred Stock, Series C Preferred Stock and convertible notes were converted into an aggregate of 5,405,479 shares of common stock on a fully diluted basis, consisting of 1,364,222 shares of common stock and warrants to purchase up to 4,041,258 shares of common stock. The 250,000 shares of Series B Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement and 250,000 shares of Series B Preferred Stock held by a related party remained issued and outstanding as of the date of the Merger.

After the Exchange, a total of 1,899,094 shares of common stock, warrants to purchase 4,041,258 shares of common stock and 60,638 stock options were deemed issued and outstanding.

At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, each outstanding share of common stock of Home Bistro Holdings was converted into the right to receive approximately four hundred seventy-three (473) shares of common stock. Accordingly, the aggregate shares of the Company’s common stock issued in the Merger to the former securityholders of Home Bistro Holdings is 24,031,453 shares of common stock on a fully diluted basis consisting of 17,105,139 shares of common stock and warrants to purchase up to 6,926,314 shares of common stock.

Subsequent to the Merger, the Company had an aggregate of 30,031,501 shares of common stock issued and outstanding on a fully diluted basis consisting of 19,004,233 shares of common stock, 60,638 stock options and warrants to purchase up to 10,967,572 shares of common stock.

On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards, and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies, or practices. Furthermore, on April 20, 2020, Mr. Zalmi Duchman, the Chief Executive Officer of Home Bistro Holdings, Michael Finkelstein and Michael Novielli were appointed as directors of the Company. In addition, Mr. Duchman was appointed Chief Executive Officer.

In connection with the Merger, certain Company stockholders entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such stockholders agreed to certain restrictions regarding the resale of common stock for a period of two years from the date of the Merger Agreement, as more fully detailed therein.

Additionally, on April 20, 2020, the Company and a stockholder entered into a Put Option Agreement, pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million.

Effective April 20, 2020, the Company acquired all the issued and outstanding shares of Home Bistro Holdings pursuant to the Merger Agreement and Home Bistro Holdings became a wholly owned subsidiary of the Company. As a result of the Merger, for financial statement reporting purposes, the Merger between the Company and Home Bistro Holdings has been treated as a reverse acquisition and recapitalization with Home Bistro Holdings deemed the accounting acquirer and the Company deemed the accounting acquiree in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. At the time of the Merger, both the Company and Home Bistro Holdings had their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the Merger are those of Home Bistro Holdings and are recorded at the historical cost basis of Home Bistro Holdings. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Home Bistro Holdings which are recorded at historical cost. The results of operations of the Company are consolidated with results of operations of Home Bistro Holdings starting on the date of the Merger Agreement. The equity of the consolidated entity is the historical equity of Home Bistro Holdings retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition.

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to the stockholders of Home Bistro Holdings shares of common stock and stock warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger. As a result of the above transactions and the Company’s intent to dispose of or divest the assets and liabilities associated with the RTD Business as discussed below, this transaction was accounted for as a reverse recapitalization of Home Bistro Holdings where Home Bistro Holdings is considered the historical registrant and the historical operations presented will be those of Home Bistro Holdings.

The following assets and liabilities were assumed in the Merger:

Cash	$4,917
Prepaid expense	9,776
Operating right-of-use asset	32,444
Total assets acquired	47,137

Accounts payable and accrued expenses	(209,417)
Operating right-of-use liability	(32,444)
Total liabilities assumed	$(241,861)

Net liability assumed	$(194,724)

Disposal of Discontinued Operations of the RTD Business

On September 25, 2020, pursuant to the Asset Purchase Agreement, among other things, the Company agreed to sell all of the Company’s business, assets and properties used, or held or developed for use, in its functional RTD (Ready to Drink) beverage segment (the “RTD Business”), and the Buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business. The Company assumed an accounts payable liability in the amount of $14,000 related to accounting expense of the RTD Business for a period prior to the Merger. Pursuant to the Asset Purchase Agreement, the Buyer reimbursed the Company for t accounting expenses in amount of $14,000 incurred prior to the Merger, of which $7,000 was payable in cash and the balance in form of a promissory note dated September 25, 2020 in the amount of $7,000. The promissory note bears interest at a rate of 5% per annum, matures on April 25, 2021 and is payable in monthly installments of $1,000 commencing on October 25, 2020 through April 25, 2021. The Company received the $7,000 cash portion of the consideration subsequent to September 30, 2020 which has been included in the prepaid and other current assets on the accompanying consolidated balance sheets as of September 30, 2020 (see Note 1). The $14,000 reimbursement was recorded to additional paid in capital as reflected in the accompanying consolidated statements of changes in stockholders’ deficit.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. The results of operations of this component, for all periods, are separately reported as “discontinued operations” on the consolidated statements of operations.

The Asset Purchase Agreement, discussed above under Agreement and Plan of Merger, was intended to be part of the Merger and in effect transferred the RTD Business and the related assets and liabilities to Gratitude Keto, whose CEO, Roy Warren Jr., formerly served as the Company’s director and Chief Operating Officer and was considered a related party, in substance, in the accounting of this transaction. Therefore, the disposal of net liabilities and the reimbursement discussed above in connection with the disposal of the RTD Business was recorded to additional paid in capital as reflected in the accompanying consolidated statements of changes in stockholders’ deficit.

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

The Products and Packaging:

The Company manufactures, packages, and sells, direct-to-consumer, gourmet meals under the Home Bistro brand and markets restaurant quality meats and seafood under the Prime Chop and Colorado Prime brands. The Company’s meals are freshly prepared, flash-frozen, to preserve freshness, and packaged in its facility located in Miami, Florida. Home Bistro meals are ordered on-line and delivered to consumers in containers designed to keep the products frozen during transport. Once delivered, the meals can be heated using a microware cooker or hot water for consumption within minutes and with little to no preparation and minimal cleanup.

In addition to its diverse menu of gourmet meals, the Company has also partnered with world-renowned chefs to offer a selection of each chef’s specialty cuisine (the “Celebrity Chef Program”). The Company launched its Celebrity Chef Program with Iron Chef, Cat Cora to offer Chef Cora’s Mediterranean/Southern inspired cooking. Home Bistro also partnered with “Hungry Fan” celebrity chef, Daina Falk to offer Ms. Falk’s sports stadium tailgate inspired recipes. The Company plans to expand it celebrity chef program to include gourmet cuisine from notable chefs around the world. In doing so, the Company intends to create a digital food court through which it will offer consumers an internationally diversified selection of fully cooked gourmet meals.

Market Information and the Value Chain and Routes to Market

The online food delivery market is projected to reach $28.5 billion in the United States in 2021 and achieve a cumulative average growth rate of 4.3% through 2024, according to a recent report by market and consumer data company Statista.

Consumers are continually becoming time-starved and convenience-seeking, while others have tired from the impact the pandemic has had on their access to restaurant quality food over the last year. As a result, consumers have aggressively sought out alternatives to cooking at home or ordering take-out.

Meal-Kits vs. Third-Party Delivery vs. Prepared Meals

Business models for meal-kit providers, third-party delivery services and prepared “heat-to-eat” meal companies, differ vastly from one another. Meal-kit companies provide customers pre-portioned, raw ingredients and recipes that require preparation, cooking, and the ensuing clean-up, not to mention that the resulting meal is still subject to the preparer’s ability, or lack thereof, to cook. On average, meals take anywhere from 30-60 minutes for preparation and cooking and another 15 minutes to clean up. In addition, due to the short shelf life of raw materials provided in meal-kits, meal-kit providers experience higher operating and supply chain costs compared to prepared meal providers. Home Bistro’s flash freezing process and packaging serves to extend its product’s shelf life and promotes operational efficiencies.

Third-party online delivery platforms such as Grubhub, Uber Eats and DoorDash offer access to restaurants’ menus via a single online portal. Customers then order directly from the app and cooked meals are delivered typically within 60 minutes by the restaurant, third party delivery service or the app platform itself. During the delivery, cooked meals lose heat, which can decrease the enjoyment of the meal or require reheating.

The prepared, heat-to-eat providers in the meal delivery segment (in which Home Bistro operates) ship fresh and fresh-frozen, fully cooked meals direct-to-consumer. On average, these meals require heating for only three to five minutes using a microwave of sous vide machine. The experience is extremely convenient, requires very little cleanup and delivers a gourmet meal prepared by a professional chef. Consumers can order one meal or several meals, which can be stored and heated when desired.

Production

Until mid-2020, the Company used third-party co-packers to cooks, packages, fulfill and ship its meals to its customers. In June, Home Bistro entered into a lease for commercial kitchen facilities, hired and trained professional chefs and implemented its own fulfillment operations. By managing its own food production and fulfillment, Home Bistro expects to be able to improve its competitive position, while expanding its gross profit and operating margins. It will provide the Company with significantly greater flexibility to create and introduce new menu items, including the expansion of its Celebrity Chef Program, and react to dynamics of a developing marketplace.

Orders for restaurant quality meats and seafood through the Company’s Prime Chop and Colorado Prime brands continue to be processed through a third-party co-packer based in North Carolina who fulfills and ships customer orders.

Competition

In the direct-to-consumer prepared meal home delivery market segment, our competition is extensive and includes larger more established companies such as Jenny Craig, WW International and Nutrisystem which have significantly greater financial, technical, sales and marketing resources than the Company, as well as numerous smaller independent providers. We believe, however, there is considerable room for additional competitors offering modestly priced, high quality offerings, as the direct-to-consumer segment of the home delivery market for food continues to expand. In addition, we believe the competition for consumers seeking ready-made gourmet meals (such as Home Bistro) is less intensive than other niches such as weight loss, high protein, keto, or paleo.

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

Home Bistro’s online competition consists primarily of national and local service providers, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of restaurants that also offer takeout. The Company also competes for diners with online competitors on the basis of convenience, control, and customer care. For restaurants, Home Bistro competes with other online platforms based on its ability to generate additional orders, manage challenges such as customization, change orders, menu updates and specials and the ability to help them improve their operational efficiency.

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

Trademarks

We own trademarks on certain of our products, including Trademark serial numbers 86636971 and 86636968.

Employees

As of December 31, 2020, Home Bistro had 5 full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

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

We had had net losses $1,241,661 and $199,061 for the years ended December 31, 2020 and 2019, respectively. The net cash used in operations was approximately $273,817 and $30,244 for the years ended December 31, 2020 and 2019, respectively. Additionally, the Company had an accumulated deficit of approximately $6,333,389 on December 31, 2020. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for a period of twelve months for the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve sufficient profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company may seek to raise capital through additional debt and/or equity financings and generate sufficient revenues to fund its operations in the future.

The Report of our Independent Registered Public Accountant firm issued in connection with our audited consolidated financial statement for the years ended December 31, 2020 and 2019 express substantial doubt about our ability to continue as a going concern.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial, and human resources and will place significant demands on those resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for more information regarding our business strategy. There are risks involved in pursuing our strategy, including the ability to hire or retain the personnel necessary to manage our strategy effectively.

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

The ultimate success of the acquisition of Home Bistro will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of Home Bistro with our legacy business. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

●	our ability to successfully combine the business of Home Bistro with our legacy business, including with respect to the integration of our systems and technology;

●	whether the combined businesses will perform as currently expected;

●	the possibility that we paid more for Home Bistro than the value we will derive from the acquisition; and

●	the assumption of known and unknown liabilities of Home Bistro.

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

We may face difficulties, costs, and delays in effectively implementing and/or integrating acquired businesses, services (including outsourced services), technologies, solutions, or products into our business. Implementing internally developed solutions and products, and/or integrating newly acquired businesses, services (including outsourced services), and technologies could be time-consuming and may strain our resources. Consequently, we may not be successful in implementing and/or integrating these new businesses, services, technologies, solutions, or products and may not achieve anticipated revenue and cost benefits.

We may experience difficulties associated with the implementation and/or integration of new businesses, services (including outsourced services), technologies, solutions, or products.

We may face difficulties, costs, and delays in effectively implementing and/or integrating acquired businesses, services (including outsourced services), technologies, solutions, or products into our business.  Implementing internally developed solutions and products, and/or integrating newly acquired businesses, services (including outsourced services), and technologies could be time-consuming and may strain our resources. Consequently, we may not be successful in implementing and/or integrating these new businesses, services, technologies, solutions, or products and may not achieve anticipated revenue and cost benefits.

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

The effects of the outbreak of the novel coronavirus (“COVID-19”) have negatively affected the global economy, the United States economy, and the global financial markets, and may disrupt our operations and our clients’ and counterparties’ operations, which could have an adverse effect on our business, financial condition and results of operations.

The effects of the outbreak of the novel coronavirus have negatively affected the global economy, the United States economy, and the global financial markets, and may disrupt our operations and our clients’ and counterparties’ operations, which could have an adverse effect on our business, financial condition and results of operations.

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

The nature of our business involves the receipt, storage and use of personal data about our customers, as well as employees. Additionally, we rely upon third parties that are not directly under our control to store and use portions of that personal data as well. The secure maintenance of this and other confidential information or other proprietary information is critical to our business operations. To protect our information systems from attack, damage, and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, technology failures, and advanced attacks against information systems create risk of cybersecurity incidents. We cannot provide assurance that we or our third-party vendors or other service providers will not be subject to cybersecurity incidents, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee, or our information; or other data subject to privacy laws. Such cybersecurity incidents or delays in responding to or remedying damage caused by such incidents may lead to a disruption in our systems or business, costs to modify, enhance, or remediate our cybersecurity measures, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to enforcement actions, fines, regulatory proceedings or litigation against us, damage to our business reputation, a reduction in participation and sales of our products and services, and legal obligations to notify customers or other affected individuals about an incident, which could cause us to incur substantial costs and negative publicity, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats or to investigate and remediate any cybersecurity vulnerabilities.

Our business is subject to changing privacy and security laws, rules, and regulations, including the Payment Card Industry Data Security Standards, the Telephone Consumer Protection Act and other state privacy regulations, which impact our operating costs and for which failure to adhere could negatively impact our business.

Our business is subject to various privacy and data security laws, regulations, and codes of conduct that apply to our various business units (e.g., Payment Card Industry Data Security Standards and Telephone Consumer Protection Act (“TCPA”)). These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. While we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws as well as new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions, thereby further impacting our business. For example, the California Consumer Privacy Act of 2018 (“CCPA”), went into effect on January 1, 2020, and it applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ data access and deletion requests. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third parties do not have appropriate controls in place to protect such personal, confidential or proprietary information. Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination, and security of data. The obligations imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

We depend on our management team.

The Company’s future success primarily depends on the efforts of the existing management team, particularly, Zalmi Duchman, our Chief Executive Officer. Loss of the services of Mr. Duchman could materially and adversely affect the Company’s business prospects. We do not carry “key-man” life insurance on the lives of any of our employees or advisors. As sufficient funds become available, the Company intends to hire additional qualified personnel. Significant competition exists for such personnel and, accordingly, our compensation costs may increase significantly. The Company believes it will be able to recruit and retain personnel with the skills required for present needs and future growth but cannot assure it will be successful in those efforts.

In order to be successful, we must attract, engage, retain, and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally, or hiring externally, training and retaining highly skilled managerial and other personnel are critical to our future, and competition for experienced employees can be intense. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring may harm our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key newly hired employees could adversely affect our business and results of operations.

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

Third parties may infringe on our brands, trademarks, and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brands. If we fail to successfully enforce our intellectual property rights, the value of our brands, services and products could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property. Any legal action that we may bring to protect our brands and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

We may be subject to intellectual property rights claims.

Third parties may make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology, or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives, or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

Damage to our reputation could harm our business, including our competitive position and business prospects.

Our ability to attract and retain customers and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including employee misconduct, cyber security breaches, unethical behavior, litigation, or regulatory outcomes, which could, among other consequences, increase the size and number of litigations claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

We rely on third parties to provide us with adequate food supply, freight and fulfillment and Internet and networking services, the loss or disruption of any of which could cause our revenue, earnings, or reputation to suffer.

We rely on third-party manufacturers to supply all of the food and other products we sell as well as packaging materials. If we are unable to obtain sufficient quantity, quality and variety of food, other products, and packaging materials in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of our brands.

Currently, all of our Home Bistro order fulfillment is handled by one third-party provider. Also, almost all of our direct-to-consumer Home Bistro customer orders are shipped by one third-party provider and almost all of our orders for Home Bistro retail programs are shipped by another third-party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be adversely affected. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

Our Home Bistro segment programs feature gourmet online meal delivery service selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our Home Bistro segment programs versus various other food services. Changes in customer tastes and preferences away from our ready-to-go food, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results, and cash flows.

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

The industry in which our Home Bistro segment operates is subject to federal, state, and other governmental regulation. Certain federal and state agencies, such as the FTC, regulate and enforce such laws relating to advertising, disclosures to customers, privacy, customer pricing and billing arrangements and other customer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions on our business operations.

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

Laws and regulations directly applicable to communications, operations, or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are becoming more prevalent and some remain unsettled. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws, regulations or interpretations, our business could be adversely affected.

Future laws or regulations, including laws or regulations affecting our marketing and advertising practices, relations with customers, employees, service providers, or our services and products, may have an adverse impact on us.

The sale of ingested products involves product liability and other risks.

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of our business. We may also be subject to claims that our Home Bistro segment products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and adversely affect our results of operations. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brands and may result in decreased product sales and, as a result, lower revenue, and profits.

Risks Related to an Investment in Our Common Stock

There is currently a limited public market for our common stock, a trading market for our common stock may never develop, and our common stock prices may be volatile and could decline substantially.

Although our common stock is quoted on OTC Markets, OTCQB tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “GRTD,” there has been no material public market for our common stock. In these marketplaces, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

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

We intend to list shares of our common stock on a national securities exchange in the future, but we do not now, and may not in the future, meet the initial listing standards of any national securities exchange, which is often a more widely traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

We are not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. We have in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about us and our operations is publicly available to our stockholders and potential investors. Until we become subject to the reporting requirements under the Exchange Act, we are a “voluntary filer”, and we are currently considered a non-reporting issuer under the Exchange Act. We will not be required to file reports under Section 13(a) or 15(d) of the Exchange Act until the earlier to occur of: (i) our registration of a class of securities under Section 12 of the Exchange Act, which would be required if we list a class of securities on a national securities exchange or if we meet the size requirements set forth in Section 12(g) of the Exchange Act, or which we may voluntarily elect to undertake at an earlier date; or (ii) the effectiveness of a registration statement under the Securities Act relating to our common stock. Until we become subject to the reporting requirements under either Section 13(a) or 15(d) of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements. In addition, if we do not register under Section 12 of the Exchange Act, and remain a “voluntary filer”, we could cease filing annual, quarterly, or current reports under the Exchange Act.

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

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:

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

We expect to use cash flow from future operations to support the growth of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Our board of directors will determine the amount and timing of stockholder dividends, if any, that we may pay in future periods. In making this determination, our directors will consider all relevant factors, including the amount of cash available for dividends, capital expenditures, covenants, prohibitions, or limitations with respect to dividends, applicable law, general operational requirements and other variables. We cannot predict the amount or timing of any future dividends you may receive, and if we do commence the payment of dividends, we may be unable to pay, maintain or increase dividends over time. Therefore, you may not be able to realize any return on your investment in our common stock for an extended period of time, if at all.

Future sales of our common stock, or the perception that such sales may occur, may depress our share price, and any additional capital through the sale of equity or convertible securities may dilute your ownership in us.

We may in the future issue our previously authorized and unissued securities. We are authorized to issue 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock with such designations, preferences, and rights as determined by our board of directors. The potential issuance of such additional shares of common stock will result in the dilution of the ownership interests of the holders of our common stock and may create downward pressure on the trading price, if any, of our common stock.

In connection with the Exchange Agreement and the Merger Agreement, the Company agreed to issue to certain stockholders a warrant to purchase shares of Common Stock.

The exercise, conversion, or exchange of convertible securities, including for other securities, will dilute the percentage ownership of our stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding securities will have a dilutive effect on the securities held by our stockholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of preferred stock could affect the value of the common stock.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer a smaller reporting company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, which are necessary to remain as a public reporting company, will be costly because external third-party consultant(s), attorneys, or other firms may have to assist us in following the applicable rules and regulations for each filing on behalf of the Company.

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

Many of our officers and directors lack significant experience in, and with, the reporting and disclosure obligations of publicly traded companies in the United States.

Many of our officers and directors lack significant experience in, and with the reporting and disclosure obligations of publicly traded companies, and with serving as an officer and or director of a publicly traded company. This lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our officers’ and director’s ultimate lack of experience in our industry and with publicly traded companies and their reporting requirements in general.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Subsequent to the Merger to acquire Home Bistro Holdings, the Company moved its corporate headquarters from 11231 US Highway One, Suite 200, North Palm Beach, FL 33408 to 4014 Chase Avenue, #212, Miami Beach, FL 33140. Our telephone number, including area code, is (631) 964-1111.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently approved for quotation on the OTC Bulletin Board (OTCQB) maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “HBIS”. The table below sets forth the high and low closing price per share of our common stock for each quarter during 2020 and 2019. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2020
First Quarter ended March 31, 2020	$0.88	$0.19
Second Quarter ended June 30, 2020	$6.01	$0.20
Third Quarter ended September 30, 2020	$3.00	$0.77
Fourth Quarter Ended December 31, 2020	$1.52	$0.76

Fiscal Year 2019
First Quarter ended March 31, 2019	$3.52	$0.81
Second Quarter ended June 30, 2019	$2.81	$0.96
Third Quarter ended September 30, 2019	$1.53	$0.61
Fourth Quarter Ended December 31, 2019	$1.05	$0.36

Holders of Common Stock

As of March 18, 2021, there were approximately 111 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

All unregistered sales of our securities during the quarter ended December 31, 2020, were previously disclosed in a Quarterly Report on Form 10-Q.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Our actual results or actions may differ materially from these forward-looking statements for many reasons. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect. See “CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION” above. As used herein, the terms “we,” “us,” “our” and the “Company” refers to Home Bistro, Inc., a Nevada corporation, and its subsidiaries unless otherwise stated.

Overview

The Company was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its name from Vapir Enterprises, Inc. to Gratitude Health, Inc. On September 14, 2020, the Company changed its name from Gratitude Health, Inc. to Home Bistro, Inc. The Company is in the business of providing prepackaged and prepared meals to consumers focused on offering a broad array of the highest quality meal planning, delivery, and preparation services. The Company’s primary former operations were in the business of manufacturing, selling, and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark (the “RTD Business”). The RTD Business was disposed on September 25, 2020 as discussed below.

On April 7, 2020, the Board of Directors of the Company approved the increase of authorized shares of common stock from 600,000,000 to 1,000,000,000.

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

On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards, and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies, or practices. Furthermore, on April 20, 2020, Mr. Zalmi Duchman, the Chief Executive Officer of Home Bistro Holdings, Michael Finkelstein and Michael Novielli were appointed as directors of the Company. In addition, Mr. Duchman was appointed Chief Executive Officer.

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

On September 14, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect (i) a 1 for 31.993 reverse stock split of its common stock, par value $0.001 per share, with fractional shares rounding up to the nearest whole share (the “Reverse Stock Split”), and (ii) the change of the Company’s name from “Gratitude Health, Inc.” to “Home Bistro, Inc.”. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

On Sept. 14, 2020, the Financial Industry Regulatory Authority approved the Company’s symbol change from “GRTD” to “HBIS”, effective twenty (20) business days from the approval date.

On September 25, 2020, the Company entered into, and closed the transactions contemplated by, that certain Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Gratitude Keto Holdings, Inc., a Florida corporation (the “Buyer” or “Gratitude Keto”), and the holder of 250,000 of the Company’s issued and outstanding shares of Series B Preferred Stock, $0.001 par value per share (such stock, the “Series B Preferred Stock”, and such stockholder, the “Stockholder”). Pursuant to the Asset Purchase Agreement, among other things, the Company agreed to sell to the Buyer all of the Company’s business, assets and properties used, or held or developed for use, in its functional RTD Business, and the Buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business. Furthermore, in connection with the Asset Purchase Agreement, the Buyer returned the 250,000 shares of Series B Preferred Stock held by the Stockholder which was then cancelled by the Company upon return. As a result, the Company has no outstanding shares of preferred stock. Additionally, the RTD Business activities were reclassified and reported as part of “discontinued operations” for all periods presented on the consolidated statements of operations. In addition, the Company assumed an accounts payable liability in the amount of $14,000 related to accounting expenses of the RTD Business for a period prior to the Merger. Pursuant to the Asset Purchase Agreement, the Buyer reimbursed the Company for the accounting expenses in amount of $14,000, of which $7,000 was payable in cash and the balance in form of a promissory note dated September 25, 2020 in the amount of $7,000. The promissory note bears an interest rate of 5% per annum, matures on April 25, 2021 and is payable in monthly installments of $1,000 commencing on October 25, 2020 through maturity.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of Home Bistro’s products. To date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company is not aware of any such disruptions. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has applied for and received certain financial assistance under the Coronavirus, Aid, Relief, and Economic Security Act (“CARES Act”) enacted in March 2020 by the U.S. Government in response to COVID-19.

Results of Operations

For the Years Ended December 31, 2020 and 2019

The Company is in the business of providing prepackaged and prepared meals to consumers focused on offering a broad array of the highest quality meal delivery, and preparation services.

Product Sales

During the years ended December 31, 2020 and 2019, sales from the food preparation and home-delivery business amounted to $1,335,859 and $836,599, respectively, an increase of $499,260 or 60%.

Cost of Sales

The primary components of cost of sales are royalty fee and food and processing costs directly attributable to fulfilment and the delivery of the product to customers including both inbound and outbound shipping costs.

During the years ended December 31, 2020 and 2019, cost of sales amounted to $873,289 and $499,396, respectively, an increase of $373,893 or 75% due to increase in sales and royalty fee.

Operating Expenses

For the years ended December 31, 2020 and 2019, operating expenses consisted of the following:

	Year Ended December 31,
	2020	2019
Compensation and related expenses	$547,940	$362,526
Professional and consulting expenses	434,450	27,231
Product development expense	360,000	—
Selling and marketing expenses	226,428	57,067
General and administrative expenses	198,082	104,569
Total	$1,766,900	$551,393

●	Compensation and related expenses:

During the year ended December 31, 2020, compensation and related expenses amounted to $547,940 as compared to $362,526 for the year ended December 31, 2019, an increase of $185,414 or 51%. The increase was primarily attributable to an increase in employee stock-based compensation in 2020.

●	Professional and consulting expenses:

During the year ended December 31, 2020, professional and consulting expenses amounted to $434,450 as compared to $27,231 for the year ended December 31, 2019, an increase of $407,219 or 1,495%. The increase was primarily due to increases in stock-based compensation to consultants and legal of $124,219, legal expense of $187,318 and accounting and auditing expense of $86,713 in 2020.

●	Product development expense:

During the year ended December 31, 2020, product development expenses amounted to $360,000 as compared to $0 for the year ended December 31, 2019, an increase of $360,000, or 100%. The increase was primarily due to the grant of warrant to purchase up to 300,000 shares of the Company’s common stock with grant date fair value of $360,000 in 2020 in connection with the execution of that Joint Production Development and Distribution Agreement.

●	Selling and marketing expenses:

During the year ended December 31, 2020, selling and marketing expenses to $226,428 as compared to $57,067 for the year ended December 31, 2019, an increase of $169,361, or 297%. The increase was primarily due to stock-based compensation to a vendor of $11,717 and increase in marketing activities in 2020 in connection with the execution of that Joint Production Development and Distribution Agreement.

●	General and administrative expenses:

During the year ended December 31, 2020, general and administrative expenses amounted to $198,082 as compared to $104,569 for the year ended December 31, 2019, an increase of $93,513 or 89%. The increase was primarily due to increase in operational expenses such as rent for a kitchen facility for the Company.

Loss from Operations

During the year ended December 31, 2020, loss from operations amounted to $1,304,330 as compared to $214,190 for the year ended December 31, 2019, an increase of $1,215,507 or 509%. The increase was due to the changes discussed above.

Other Income

●	During year ended December 31, 2020, other income, net amounted to $24,466 as compared to other income, net of $15,129 for the year ended December 31, 2019, an increase in other income, net of $9,337 or 62%. The change was primarily due to increase in interest expense of $16,583, a decrease in gain on extinguishment of accounts payable of $11,395 offset by an increase in gain from change in fair value of derivative liabilities of $32,315 and an increase in other income of $5,000 grant received from the SBA under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic in 2020.

Loss from continuing operations

●	During the year ended December 31, 2020, we had a loss from continuing operations of $1,279,864 or $(0.07) per common share (basic and diluted), compared to a loss from continuing operations of $199,061 or $(0.02) per common share (basic and diluted) for the year ended December 31, 2019, an increase of $1,080,833 or 543%. The increase was due to the changes discussed above.

Income from discontinued operations

●	During the year ended December 31, 2020, we had income from discontinued operations of $38,203 compared to income from discontinued operations of $0 for of the year ended December 31, 2019, an increase of $38,203 or 100%. The increase was due to the Merger and disposal of the RTD Business segment.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $466,178 and cash of $447,354 as of December 31, 2020 and a working capital deficit of $271,679 and $7,137 of cash as of December 31, 2019.

	December 31, 2020	December 31, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$480,942	$8,053	$472,889	5,872%
Total current liabilities	(947,120)	(279,732)	(667,388)	239%
Working capital deficit:	$(466,178)	$(271,679)	$(194,499)	72%

The increase in working capital deficit was primarily attributable to an increase in current assets of $472,889 and an increase in current liabilities of $667,388.

Cash Flows

The following table provides detailed information about our net cash flows:

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(273,816)	$(30,244)
Net cash provided by investing activities	1,749	—
Net cash provided by (used in) financing activities	712,284	(11,900)
Net change in cash	$440,217	$(42,144)

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $273,816 for the year ended December 31, 2020 as compared to $30,244 for the year ended December 31, 2019, an increase of $243,572 or 805%.

●	Net cash used in operating activities for the year ended December 31, 2020 primarily reflected our net loss of $1,241,661 adjusted for the add-back on non-cash items such as depreciation expense of $440, stock-based compensation of $213,841 and commons stock and warrants issued for services of $609,740, amortization of debt discount of $7,983, offset by gain on extinguishment of accounts payable of $7,075, and gain from change in fair value of derivative liabilities $32,315 and changes in operating asset and liabilities consisting primarily of an increase of prepaid expenses and other current assets of $8,896, an increase in unredeemed gift cards of $37,946, an increase in accrued expense and other liabilities of $102,201 and an increase in accounts payable of $43,980.

●	Net cash used in operating activities from continuing operations for the year ended December 31, 2019 primarily reflected our net loss of $199,061 adjusted for the add-back on non-cash items such as stock-based compensation of $183,294, gain on extinguishment of accounts payable of $18,470 and changes in operating asset and liabilities consisting primarily of a decrease in inventory of $7,306, a decrease in prepaid expenses and other current assets of $7,428, an increase in unredeemed gift cards of $399 offset by a decrease in accounts payable of $11,140.

Net Cash Provided Investing Activities

Net cash provided by investing activities was $1,749 for the year ended December 31, 2020 as compared to nil for the year ended December 31, 2019, an increase of $1,749 or 100%.

●	Net cash provided by investing activities for the year ended December 31, 2020 consisted of cash acquired from an acquisition of $4,917 offset by acquisition of property and equipment of $3,168.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $712,284 for the year ended December 31, 2020 as compared to net cash used amounting to $11,900 for the year ended December 31, 2019, a change of $724,184 or 6,086%.

●	Net cash provided by financing activities for the year ended December 31, 2020 consisted of proceeds from sale of warrants of $100,005, notes payable of $171,612, advances payable of $140,840 and convertible notes payable of $384,100 offset by repayments of note payable – in default and advance payable in total amount of $84,273.

●	Net cash used in financing activities for the year ended December 31, 2019, consisted of proceeds from sale of common stock of $3,000 and advance payable of $23,000 off set by repayments of note payable – in default and advance payable in total amount of $37,900.

Cash Requirements

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

We are dependent on our product sales to fund our operations and may require the sale of additional common stock and preferred stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2020, the Company had net loss and cash used in operations of $1,241,661 and $273,817, respectively. As of December 31, 2020, the Company had an accumulated deficit, stockholders’ deficit, and working capital deficit of $6,333,389, $1,914,994 and $466,178, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2020 was primarily from the third-party advances and proceeds from note payables. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.  We believe the critical accounting policies in Note 2 to the consolidated financial statements appearing in our audited financial statements for the years ended December 31, 2020 and 2019 included in this Form 10-K, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of December 31, 2020 and 2019 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of note receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, valuation of derivative liabilities, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. For public business entities, the amendments in Part I of the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Revenue Recognition

The Company’s revenues consist of high quality, direct-to-consumer, ready-made meals that can be ordered by customers through www.homebistro.com, and restaurant quality meats and seafood through its Colorado Prime Brand. Revenues from the Company’s ready-made meals are recognized when the product is delivered to the customer and title has transferred, it is at this point in time that the Company’s performance obligations have been completed. Product sales are recorded net of any discounts or allowances and include shipping charges.

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

Based on historical redemption patterns, a portion of issued gift cards are not expected to be redeemed (breakage). The Company uses the redemption recognition method for recognizing breakage related to unredeemed gift cards for which it has sufficient historical redemption information. Under the redemption recognition method, breakage revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. At least three years of historical data, which is updated annually, is used to estimate redemption patterns.

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2020 had a material impact on our operations.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the reports of our independent registered public accounting firm required pursuant to this Item are included in Item 15 of this report and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions,

(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and

(3)	a lack of operational controls and lack of controls over assets by the acquired subsidiaries.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Zalmi Duchman	41	Chief Executive Officer and Secretary and Director
Michael Finkelstein	66	Director
Michael Novielli	56	Director

Biographical information concerning the directors and executive officers listed above is set forth below. The information presented includes information each individual has given us about all positions they hold and their principal occupation and business experience for the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes, and skills that led our board to conclude that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty, and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our board of directors.

Zalmi Duchman. Mr. Duchman has been the Company’s Chief Executive Officer and Secretary, and a member of the Board of Directors of the Company since April 20, 2020. Mr. Duchman also serves as the Chief Executive Officer of the Company’s wholly owned subsidiary Home Bistro Holdings since March 2018 and a member of its Board of Directors since March 2018. Mr. Duchman founded The Fresh Diet, Inc. in 2005 and served as its Chief Executive Officer until July 2013 and its Chairman of the Board from July 2013 until its August 2014 acquisition. Mr. Duchman and The Fresh Diet, Inc. have earned numerous prestigious accolades over the years, including making the Inc. 500 list consecutively in 2010, 2011 and 2012, the Forbes Top 20 Most Promising U.S. Companies List in 2011 and 2012, as well as being an Ernst & Young Entrepreneur of the Year nominee in both 2009 and 2011. The Miami Herald named Duchman as one of Miami’s leading “20 under 40”. Mr. Duchman is well qualified to serve as the Chief Executive Officer due to his extensive experience in the management and operation of companies in the Company’s industry, and his previous leadership experience as an entrepreneur, chairman and chief executive officer.

Michael Finkelstein. Mr. Finkelstein has been a member of Board of Directors of the Company since April 20, 2020. From 2013 to present, Mr. Finkelstein has consulted with family offices in New York City and Europe as a reorganization and problem-solving specialist and has founded and run a high-quality catering business. From 2003 to 2013, Michael co-founded a “pipe fund” with a U.S. partner which grew at its peak into a $100 million dollar entity and was liquidated in 2013. His public accounting, financial and taxation experience is primarily derived from his time at Arthur Andersen & Co. where he rose to the high level of income tax manager. Mr. Finkelstein became one of Canada’s top producing investment advisors after departing public accounting and was a multiple award winner at his firm in the investment services business. Michael is a graduate of McGill University with a Major in Economics. Michael received his diploma in public accounting after his B.A. at McGill and successfully completed the chartered accountancy exams in Canada. Mr. Finkelstein is well qualified to serve as a member of the Board of Directors of the Company due to his extensive experience in the financial and accounting industries.

Michael Novielli. Mr. Novielli has been a member of the Company’s Board of Directors since April 20, 2020. Since January 2020, Mr. Novielli has been a Managing Partner of Hudson View Capital Management, a corporate advisory and investment firm. From 1996 to 2019, he was a Managing Partner of Dutchess Capital which invested in over 200 growth-stage companies, with a total transaction value exceeding $1 billion. Mr. Novielli was a member of the firm’s investment committee and also served on the board of directors of the firm’s portfolio companies. He helped engineer the firm’s expansion into Europe, Asia, Australia, and Latin America and also led the firm’s private to public strategy, as well as restructurings and workouts of its distressed portfolio, which included corporate divestitures, asset sales, ABCs, and bankruptcy. Mr. Novielli has over 30 years’ experience in asset management, corporate finance, advisory and investment banking. He began his investment career with PaineWebber (now UBS), and held previous positions in corporate accounting and finance with PHH Corp., a Fortune 100 company. Mr. Novielli graduated with a BS in Business from the University of South Florida and completed post-graduate Business studies at Colorado State University. Mr. Novielli is well qualified to serve as a member of the Board of Directors of the Company due to his extensive financial and investment experience.

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

Except as set forth above, to the best of our knowledge, none of our directors, executive officer or promoter and control person (as identified under “Certain Relationships and Related Transactions”) has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the years ended December 31, 2020 and 2019.

(i)	our principal executive officer or other individual serving in a similar capacity during the years ended December 31, 2020 and 2019;

(ii)	our named executive officers during the years ended December 31, 2020 and 2019;

(iii)	individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer during the years ended December 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	All Other Compensation	Total
Zalmi Duchman	2020	$43,750	$—	$97,720	(2)	$—	$—	$141,470
Chief Executive Officer;	2019	$1	$—	$—		$—	$—	$1
Chief Executive Officer (1)

Roy G. Warren	2020	$—	$—	$—		$—	$—	$—
Former Chief Executive Officer (3)	2019	$50,769	$—	$—		$—	$—	$50,769

Roy G. Warren, Jr.	2020	$—	$—	$—		$—	$—	$—
Former Chief Operating Officer (4)	2019	$—	$—	$—		$—	$—	$—

Andrew Schamisso	2020	$—	$—	$—		$—	$—	$—
Former President (5)	2019	$—	$—	$—		$—	$—	$—

(1)	Mr. Duchman was appointed to serve as the Chief Executive Officer of the Company on April 20, 2020 and continue to serve as the Chief Executive Officer of Home Bistro Holdings.

(2)	Mr. Duchman was granted 4,746 shares of Home Bistro Holdings common stock with grant date fair value of $97,720 as bonus in April 2020. These shares of Home Bistro Holdings common stock were converted into 2,242,924 shares of the Company’s common stock post-merger and post-reverse stock split.

(3)	Roy G. Warren was the Chief Executive Officer of the Company from March 29, 2018 until his death on July 1, 2019.

(4)	Roy G. Warren, Jr. was the Chief Operating Officer and a director of the Company from August 9, 2019 until his resignation on April 20, 2020.

(5)	Mr. Schamisso was the President of the Company from March 29, 2018 until his termination on April 9, 2020.

Employment Agreement with Executives

On February 20, 2018, the Home Bistro Holdings entered into an employment agreement (the “Employment Agreement”) with Zalmi Scher Duchman to serve as the Company’s Chief Executive Officer, the term of which runs for three years includes an annual salary of $1.00 for the first year which shall be increased in the second and third year of employment to an amount mutually approved by Mr. Duchman and the Company’s Board of Directors. Thereafter, the Employment Agreement shall be renewed upon the mutual agreement of Mr. Duchman and Company. In connection with this Employment Agreement, the Company issued 7,643,239 (retroactively restated to reflect shares issued in Merger and post reverse stock split) shares of restricted common stock with a grant date fair value of $549,882, as a sign-on bonus. The Company shall have the right and option to repurchase the stock at par value of $0.001 if Mr. Duchman is terminated for cause; (i) all of the shares shall be eligible for stock repurchase if terminated for cause within the first year; (ii) 2/3 of the shares shall be eligible for stock repurchase terminated for cause within the second year and; (iii) 1/3 of the shares shall be eligible for stock repurchase terminated for cause within the third year.

Outstanding Equity Awards at 2020 Fiscal Year-End for Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of December 31, 2020, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Zalmi Duchman (1)	—	—	—	—	—	—	—	—	—
Roy G. Warren (2)	—	—	—	—	—	—	—	—	—
Roy G. Warren, Jr. (3)	—	—	—	—	—	—	—	—	—
Andrew Schamisso (4)	—	—	—	—	—	—	—	—	—

(1)	Mr. Duchman was appointed the Chief Executive Officer of the Company on April 20, 2020 and has been the Chief Executive Officer of Home Bistro Holdings, Inc since March 2018.

(2)	Roy G. Warren was the Chief Executive Officer of the Company from March 29, 2018 until his death on July 1, 2019.

(3)	Roy G. Warren, Jr. was the Chief Operating Officer and a director of the Company from August 9, 2019 until his resignation on April 20, 2020.

(4)	Mr. Schamisso was the President of the Company from March 29, 2018 until his termination on April 9, 2020.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2020:

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Zalmi Duchman	$—	$—	$—	$—	$—
Michael Finkelstein	$—	$—	$—	$—	$—
Michael Novielli	$—	$—	$—	$—	$—

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified, or until their earlier death, resignation, or removal. Officers are elected by and serve at the discretion of the board.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We do not have arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2021 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer, and director nominee, and (iii) all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Common Stock

Name and Address	Beneficial Ownership	Percentage of Class (1)
Officers and Directors
Zalmi Duchman, 4014 Chase Avenue, #212 Miami Beach, FL 33140 (2)	8,956,164	46.11%
Michael Finkelstein, 4014 Chase Avenue, #212 Miami Beach, FL 33140 (3)	115,066	*
Michael Novielli, 4014 Chase Avenue, #212 Miami Beach, FL 33140 (4)	934,516	4.81%
All officers/directors as a group (3 persons)	10,005,746	51.52%

*	Less than 1%.

(1)	Based on shares of common stock outstanding and common stock issuable of 19,422,300 shares as of March 18, 2021.

(2)	All of shares of Common Stock are held by Fresh Brands LLC, a Delaware limited liability company (“Fresh Brands”). Mr. Duchman and his wife own 100% of the membership interests in Fresh Brands in tenancy-by-entirety, and accordingly, Mr. Duchman has shared voting power and shared dispositive power over such shares.

(3)	All shares of Common Stock owned by Whalehaven Capital Fund Ltd. Mr. Finkelstein is the Managing Partner of Whalehaven Capital Fund Ltd and thus has sole voting and sole dispositive power over such shares.

(4)	All shares of Common Stock owned by Dutchess Capital Partners LLC, an entity which Mr. Novielli is the sole managing partner and has sole voting and dispositive control over the Common Stock owned it (“DCP”) and excludes all warrants held by Mr. Novielli through DCP and Dutchess Strategic Fund, LLC Each of the foregoing warrants were issued on April 20, 2020 and may be exercised on or prior to April 20, 2030 at a price of $0.001 per share of Common Stock.

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

Related Party Transactions

None.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to date to our company for the years ended December 31, 2020 and 2019 for professional services rendered by our independent registered public accounting firm D. Brooks and Associates CPAs, P.A.

Fees	2020	2019
Audit Fees	$31,556	$29,643
Audit—Related Fees	—	—
Tax Fees	—	—
Other Fees	1,031	—
Total Fees	$32,588	$29,643

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2020 and 2019 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2020 and 2019, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2020 and 2019 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 thereon.

	2.	Financial Statement Schedules
		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No	Description
2.1	Agreement and Plan of Merger dated April 20, 2020, by and among Gratitude Health, Inc., Fresh Market Merger Sub, Inc. and Home Bistro, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).
4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).
10.1	Loan Authorization and Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.2	Note, dated June 17, 2020, by Home Bistro, Inc. for the benefit of the U.S. Small Business Administration (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.3	Security Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.4	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.6	Form of Lock-Up and Leak-Out Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.7	Put Option Agreement, dated April 20, 2020, between the Company and the stockholder named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.8	Securities Purchase Agreement dated December 18, 2020, by and between Home Bistro, Inc. and Labrys Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.9	Self-Amortization Promissory Note, dated December 18, 2020, issued to Labrys Fund, LP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.10	Securities Purchase Agreement dated December 28, 2020, by and between Home Bistro, Inc. and FirstFire Global Opportunities Fund, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.11	Self-Amortization Promissory Note dated December 28, 2020, issued to FirstFire Global Opportunities Fund, LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021)
10.12	Registration Rights Agreement dated December 28, 2020, by and between Home Bistro, Inc. and FirstFire Global Opportunities Fund, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021)

10.13	Securities Purchase Agreement dated January 27, 2021, by and between Home Bistro, Inc. and Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.14	Convertible Note, dated January 27, 2021, issued to Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.15	Warrant to Purchase Shares of Common Stock, dated January 27, 2021, issued to Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.16	Securities Purchase Agreement dated January 12, 2021, by and between Home Bistro, Inc. and GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
10.17	Self-Amortization Promissory Note, dated January 12, 2020, issued to GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
31.1*	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BISTRO, INC.

Date: March 22, 2021	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zalmi Duchman
Zalmi Duchman	Chief Executive Officer and Secretary and Director	March 22, 2021

/s/ Michael Finkelstein
Michael Finkelstein	Director	March 22, 2021

/s/ Michael Novielli
Michael Novielli	Director	March 22, 2021

HOME BISTRO, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Home Bistro, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Home Bistro, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2020 and 2019, and the related consolidated financial statement footnotes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 of the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee or those charged with governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

During the year ended December 31, 2020, the Company issued convertible debt notes (the “Notes”) that allow the holders to convert the debt into common stock upon certain default events not within the control of the Company. The Company determined that the terms of the Notes included an embedded conversion option to be accounted for as derivative liabilities, which are required to be accounted for at fair value upon issuance and each reporting period, under the provisions of ASC 815-40 – Derivatives and Hedging – Contracts in an Entity’s Own Stock (ACS 815).

As disclosed in Notes 2 and 4 to the consolidated financial statements, the Company recorded initial derivative liabilities and debt discount of $212,344 from the embedded conversion options. Further, as of December 31, 2020, the Company recorded a gain on the change in fair value of the derivative liabilities of $32,315. There is no current observable market for these types of derivatives and, as such, the Company measured the initial and December 31, 2020 fair value of the embedded derivative liabilities using the Bionomial lattice valuation model. Such a model includes techniques that require management to make several assumptions with a high degree of subjectivity related to stock price, discount yield, risk free rates, volatility, probability of principal repayment in cash or common stock and probability of the Company defaulting on the convertible debt notes.

We identified the evaluation of the terms of financial instruments to determine whether the embedded conversion option met the definition of a derivative, the analysis of the accounting treatment, presentation and disclosures, and the valuation of the derivative liabilities as critical audit matters due to the complex nature of these financial instruments.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address these critical audit matters included (a) reviewing and testing the Company’s conclusions as to whether the financial instruments included an embedded conversion option that met the definition of a derivative as defined by ASC 815 by evaluating and comparing the Company’s analysis and conclusions to authoritative and interpretive literature, (b) comparing the accounting treatment and presentation to that described by authoritative and interpretive literature, (c) testing the Company’s process and methodology for valuing the derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) testing the Company’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and risk free rate, (e) recomputing the fair value of the derivative at issuance and December 31, 2020 and (f) utilizing a valuation specialist to assist in evaluating the Company’s model, methodology, and significant assumptions.

We agreed with management’s final conclusions with regards to the accounting treatment of the embedded conversion options, valuations, accounting treatment, presentation, and disclosures.

D. Brooks and Associates CPAs, P.A

Palm Beach Gardens, Florida

March 22, 2021

We have served as the Company’s independent auditor since 2020

HOME BISTRO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$447,354	$7,137
Prepaid expenses and other current assets	28,588	916
Note receivable	5,000	-

Total Current Assets	480,942	8,053

OTHER ASSETS:
Property and equipment, net	2,728	-

Total Assets	$483,670	$8,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$352,466	$223,046
Accrued expenses and other liabilities	126,273	24,391
Convertible notes payable, net of debt discount	141,476	-
Note payable - in default	-	3,738
Notes payable - current portion	20,068	-
Advances payable	78,497	18,192
Derivative liabilities	180,029	-
Unredeemed gift cards	48,311	10,365

Total Current Liabilities	947,120	279,732

LONG-TERM LIABILITIES:
Notes payable - long-term portion	151,544	-
Common stock repurchase obligation	1,300,000	-

Total Liabilities	2,398,664	279,732

Commitments and contingency (Note 13):

STOCKHOLDERS' DEFICIT:
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Convertible Series B Preferred stock: $0.001 Par Value; 500,000 Shares Authorized; nil shares issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 19,123,767 and 13,104,561 shares issued and outstanding as of December 31, 2020 and 2019	19,123	13,105
Additional paid-in capital	4,399,272	4,806,944
Accumulated deficit	(6,333,389)	(5,091,728)

Total Stockholders' Deficit	(1,914,994)	(271,679)

Total Liabilities and Stockholders' Deficit	$483,670	$8,053

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Product sales, net	$1,335,859	$836,599

Cost of sales	873,289	499,396

Gross profit	462,570	337,203

Operating Expenses:
Compensation and related expenses	547,940	362,526
Professional and consulting expenses	434,450	27,231
Product development expense	360,000	-
Selling and marketing expenses	226,428	57,067
General and administrative expenses	198,082	104,569

Total Operating Expenses	1,766,900	551,393

Operating Loss from Continuing Operations	(1,304,330)	(214,190)

Other Income (Expense):
Interest expense, net	(19,924)	(3,341)
Change in fair value of derivative liabilities	32,315	-
Gain from extinguishment of accounts payable	7,075	18,470
Other income	5,000	-

Total Other Income, net	24,466	15,129

Loss from Continuing Operations Before Provision for Income Taxes	(1,279,864)	(199,061)

Provision for Income Taxes	-	-

Loss from Continuing Operations	(1,279,864)	(199,061)

Discontinued Operations:
Income from Discontinued Operations Before Provision for Income Taxes	38,203	-

Provision for Income Taxes	-	-

Income from Discontinued Operations	38,203	-

Net Loss	$(1,241,661)	$(199,061)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.07)	$(0.02)
Discontinued operations - basic	$0.00	$0.00
Discontinued operations - diluted	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,393,644	13,104,561
Diluted	17,393,644	13,104,561

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	-	$-	13,104,561	$13,105	$4,623,650	$(4,892,667)	$(255,912)

Accretion of stock-based compensation	-	-	-	-	183,294	-	183,294

Net loss	-	-	-	-	-	(199,061)	(199,061)

Balance at December 31, 2019	-	-	13,104,561	13,105	4,806,944	(5,091,728)	(271,679)

Warrants issued for cash	-	-	-	-	100,005	-	100,005

Common stock issued for services	-	-	4,000,577	4,000	234,269	-	238,269

Recapitalization of the Company	250,000	250	1,899,094	1,899	(196,873)	-	(194,724)

Common stock repurchase obligation (see Note 3)	-	-	-	-	(1,300,000)	-	(1,300,000)

Disposal of a component with related party (see Note 3)	(250,000)	(250)	-	-	131,471	-	131,221

Warrant issued pursuant to an agreement	-	-	-	-	360,000	-	360,000

Warrant issued for services	-	-	-	-	11,471	-	11,471

Accretion of stock-based compensation	-	-	-	-	213,841	-	213,841
						-
Common stock issued as commitment fee with convertible notes payable	-	-	119,535	119	38,144		38,263

Net loss	-	-	-	-	-	(1,241,661)	(1,241,661)

Balance at December 31, 2020	-	$-	19,123,767	$19,123	$4,399,272	$(6,333,389)	$(1,914,994)

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,241,661)	$(199,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	440	-
Stock-based compensation	213,841	183,294
Common stock and warrant issued for services	609,739	-
Gain on extinguishment of accounts payable	(7,075)	(18,470)
Amortization of debt discount	7,983	-
Change in fair value of derivative liabilities	(32,315)	-
Change in operating assets and liabilities:
Inventory	-	7,306
Prepaid expenses and other current assets	(8,896)	7,428
Accounts payable	43,980	(11,140)
Accrued expense and other liabilities	102,201	-
Unredeemed gift cards	37,946	399

Net Cash Used in Operating Activities	(273,816)	(30,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,168)	-
Cash acquired from acquisition	4,917	-

Net cash provided by investing activities	1,749	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of warrants	100,005	-
Proceeds from notes payable	171,612	-
Proceeds from note payable - related party	-	3,000
Advance payable	140,840	23,000
Proceeds from convertible note payable	384,100	-
Repayment of note payable - related party	-	(3,000)
Repayment of note payable - in default	(3,738)	(34,900)
Repayments of advance payable	(80,535)	-

Net Cash (Used in) Provided by Financing Activities	712,284	(11,900)

Net Change in Cash	440,217	(42,144)

Cash - beginning of year	7,137	49,281

Cash - end of year	$447,354	$7,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,670	$3,064
Income taxes	$-	$-

Non-cash investing and financing activities:
Initial amount of ROU asset and related liability	$32,444	$-
Termination of the ROU asset and related liability	$27,843	$-
Disposal of a component with related party	$131,221	$-
Repurchase obligation pursuant to the Put Option Agreement	$1,300,000	$-
Common stock issued with convertible notes payable recorded as debt discount	$38,263	$-
Initial derivative liability recorded in connection with convertible notes payable	$212,344	$-

Net Liabilities Assumed in Reverse Acquisition:
Cash	$4,917	$-
Prepaid expenses	9,776	-
Operating right-of-use asset	32,444	-
Accounts payable and accrued liabilities	(209,417)	-
Operating right-of-use liability	(32,444)	-
Net liability assumed	$(194,724)	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Home Bistro, Inc. (formerly known as Gratitude Health, Inc.) (the “Company”) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its name from Vapir Enterprises Inc. to Gratitude Health, Inc. On September 14, 2020, the Company changed its name from Gratitude Health, Inc. to Home Bistro, Inc. The Company is in the business of providing prepackaged and prepared meals to consumers focused on offering a broad array of the highest quality meal delivery, and preparation services. The Company’s primary former operations were in the business of manufacturing, selling, and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark (the “RTD Business”). The RTD Business was disposed on September 25, 2020 as discussed below.

On April 7, 2020, the Board of Directors of the Company approved the increase of authorized shares of common stock from 600,000,000 to 1,000,000,000 (see Note 11).

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a newly created wholly-owned subsidiary of the Company (“Merger Sub”), and Home Bistro, Inc., a privately-held Delaware corporation formed on April 9, 2013, engaged in the food preparation and home-delivery business (presently known as Home Bistro Holdings, Inc., a Nevada corporation) and now wholly-owned subsidiary of the Company (“Home Bistro Holdings”) (see Note 3), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro Holdings, with Home Bistro Holdings becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). Pursuant to the terms of the Merger Agreement, Home Bistro Holdings filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020 (see Note 3).

On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards, and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies, or practices. Furthermore, on April 20, 2020, Mr. Zalmi Duchman, the Chief Executive Officer of Home Bistro Holdings, Michael Finkelstein and Michael Novielli were appointed as directors of the Company. In addition, Mr. Duchman was appointed Chief Executive Officer.

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to the stockholders of Home Bistro Holdings shares of common stock and stock warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger and approximately 51% of voting control. As a result of the above transactions and the Company’s intent to dispose or divest the assets and liabilities associated with the RTD Business, this transaction was accounted for as a reverse recapitalization effected by a share exchange of Home Bistro Holdings. The consolidated financial statements are those of Home Bistro Holdings (the accounting acquirer) prior to the Merger and include the activity of the Company (the accounting acquiree) from the date of the Merger (see Note 3).

On September 14, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect (i) a 1 for 31.993 reverse stock split of its common stock, par value $0.001 per share, with fractional shares rounding up to the nearest whole share (the “Reverse Stock Split”), and (ii) the change of the Company’s name from “Gratitude Health, Inc.” to “Home Bistro, Inc.”. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split (see Note 3).

On Sept. 14, 2020, the Financial Industry Regulatory Authority approved the Company’s symbol change from “GRTD” to “HBIS”, effective twenty (20) business days from the approval date (see Note 3).

On September 25, 2020, the Company entered into, and closed the transactions contemplated by, that certain Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Gratitude Keto Holdings, Inc., a Florida corporation (the “Buyer” or “Gratitude Keto”), and the holder of 250,000 of the Company’s issued and outstanding shares of Series B Preferred Stock, $0.001 par value per share (such stock, the “Series B Preferred Stock”, and such stockholder, the “Stockholder”). Pursuant to the Asset Purchase Agreement, among other things, the Company agreed to sell to the Buyer all of the Company’s business, assets and properties used, or held or developed for use, in its functional RTD Business, and the Buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business. Furthermore, in connection with the Asset Purchase Agreement, the Buyer returned the 250,000 shares of Series B Preferred Stock held by the Stockholder which was then cancelled by the Company upon return. As a result, the Company has no outstanding shares of preferred stock. Additionally, the RTD Business activities were reclassified and reported as part of “discontinued operations” for all periods presented on the consolidated statements of operations. In addition, the Company assumed an accounts payable liability in the amount of $14,000 related to accounting expenses of the RTD Business for a period prior to the Merger. Pursuant to the Asset Purchase Agreement, the Buyer reimbursed the Company for the accounting expenses in amount of $14,000, of which $7,000 was payable in cash and the balance in form of a promissory note dated September 25, 2020 in the amount of $7,000. The promissory note bears an interest rate of 5% per annum, matures on April 25, 2021 and is payable in monthly installments of $1,000 commencing on October 25, 2020 through maturity (see Note 3).

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of Home Bistro’s products. To date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company is not aware of any such disruptions. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has applied for and received certain financial assistance under the Coronavirus, Aid, Relief, and Economic Security Act (“CARES Act”) enacted in March 2020 by the U.S. Government in response to COVID-19 (see Note 6).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements present the consolidated financial statements of the Company and Home Bistro Holdings, Inc., its wholly owned subsidiary for the years ended December 31, 2020 and 2019. All intercompany transactions and balances have been eliminated.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2020, the Company had net loss and cash used in operations of $1,241,661 and $273,817, respectively. As of December 31, 2020, the Company had an accumulated deficit, stockholders’ deficit, and working capital deficit of $6,333,389, $1,914,994 and $466,178, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2020 was primarily from third-party advances and proceeds from convertible notes payable and note payables. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of December 31, 2020 and 2019 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of note receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, valuation of derivative liabilities, and the fair value of non-cash equity transactions.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. As of December 31, 2020 and 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of December 31, 2020, the balance outstanding was in excess of FDIC insured levels by approximately $197,000. As of December 31, 2019, the balance outstanding was not in excess of FDIC insured levels. The Company has not experienced any losses in such accounts through December 31, 2020.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 4) and were as follows at December 31, 2020:

	At December 31, 2020
Description	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$180,029

A roll forward of the level 3 valuation financial instruments is as follows:

For the Year Ended December 31, 2020
Balance at beginning of year	$—
Initial valuation of derivative liabilities included in debt discount	212,344
Change in fair value of derivative liabilities	(32,315)
Balance at end of year	$180,029

There were no assets or liabilities measured at fair value as of December 31, 2019.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding equity instruments.

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. For public business entities, the amendments in Part I of the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Revenue Recognition

The Company’s revenues consist of high quality, direct-to-consumer, ready-made meals that can be ordered by customers through www.homebistro.com, and restaurant quality meats and seafood through its Colorado Prime Brand. Revenues from the Company’s ready-made meals are recognized when the product is delivered to the customer and title has transferred, it is at this point in time that the Company’s performance obligations have been completed. Product sales are recorded net of any discounts or allowances and include shipping charges.

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

Based on historical redemption patterns, a portion of issued gift cards are not expected to be redeemed (breakage). The Company uses the redemption recognition method for recognizing breakage related to unredeemed gift cards for which it has sufficient historical redemption information. Under the redemption recognition method, breakage revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. At least three years of historical data, which is updated annually, is used to estimate redemption patterns. Breakage revenue is included in product sales and the Company recorded $17,114 and nil for the years ended December 31, 2020 and 2019, respectively (see Note 9).

Cost of Sales

The Company’s policy is to recognize product related cost of sales in conjunction with revenue recognition, when the product costs are incurred which is upon delivery of product. Cost of sales includes the food and processing costs directly attributable to fulfillment and the delivery of the product to customers including both inbound and outbound shipping costs. In additional, the royalty fee related to the Joint Product Development and Distribution Agreement (see Note 13) was also included in cost of sales.

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $873,289 and $499,396 for the years ended December 31, 2020 and 2019, respectively. Shipping and handling costs charged to customers are included in product sales, net.

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

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $226,428 and $57,067, for the years ended December 31, 2020 and 2019, respectively, and are presented on the accompanying consolidated statement of operations as selling and marketing expenses.

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. On December 31, 2020, the Company early adopted ASU 2019-12 and its adoption did not have any material impact on the Company’s financial statements.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the year ended December 31, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

The potentially dilutive common stock equivalents as of December 31, 2020 and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2020	December 31, 2019
Common Stock Equivalents:
Stock Options	60,638	—
Stock Warrants	11,278,211	—
Convertible Debt	589,704	—
Total	11,928,553	—

Concentration Risk

The Company purchased approximately 100% of its food products from two vendors during the year ended December 31, 2020 (approximately 74% and 26%) and 2019 (approximately 79% and 31%). The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of December 31, 2020 and 2019, the Company had accounts payable balance of $0 and $2,103, respectively, to these vendors.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 – REVERSE RECAPITALIZATION OF HOME BISTRO HOLDINGS AND DISPOSAL OF THE DISCONTINUED OPERATIONS OF THE RTD BUSINESS

Home Bistro, Inc. was formed on April 9, 2013 as a Delaware corporation, under the name DineWise, LLC. On December 1, 2014, it underwent a statutory conversion filed under Section 8-265 of the Delaware Code to convert from a limited liability company to a corporation and changed its name to Home Bistro, Inc.

On September 22, 2020, Home Bistro, Inc. filed a Certificate of Conversion under Section 266 of the Delaware General Corporation Law to convert its state of domicile from Delaware to Nevada and simultaneously filed an Articles of Conversion Nevada Secretary of State for the same and changed its name from Home Bistro, Inc. (the now wholly-owned subsidiary of the Company) to Home Bistro Holdings, Inc., each effective as of September 30, 2020.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Home Bistro manufactures, packages, and sells, direct-to-consumer, gourmet meals under the Home Bistro brand and markets restaurant quality meats and seafood under the Prime Chop and Colorado Prime brands. The Company’s meals are freshly prepared, flash-frozen, to preserve freshness, and packaged in its facility located in Miami, Florida. Home Bistro meals are ordered on-line and delivered to consumers in containers designed to keep the products frozen during transport. Orders for restaurant quality meats and seafood through the Company’s Prime Chop and Colorado Prime brands are processed through a third-party co-packer based in North Carolina who fulfills and ships customer orders.

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

Prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange (the “Exchange”) of securities held by such securityholders for shares of common stock, as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Preferred Stock, Series C Preferred Stock and convertible notes were converted into an aggregate of 5,405,479 shares of common stock on a fully diluted basis, consisting of 1,364,222 shares of common stock and warrants to purchase up to 4,041,258 shares of common stock (see Note 11). The 250,000 shares of Series B Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement (see Note 11) and 250,000 shares of Series B Preferred Stock held by a related party remained issued and outstanding as of the date of the Merger.

After the Exchange, a total of 1,899,094 shares of common stock, warrants to purchase 4,041,258 shares of common stock and 60,638 stock options were deemed issued and outstanding.

At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, each outstanding share of common stock of Home Bistro Holdings was converted into the right to receive approximately four hundred seventy-three (473) shares of common stock. Accordingly, the aggregate shares of the Company’s common stock issued in the Merger to the former securityholders of Home Bistro Holdings is 24,031,453 shares of common stock on a fully diluted basis consisting of 17,105,139 shares of common stock and warrants to purchase up to 6,926,314 shares of common stock (see Note 11).

Subsequent to the Merger, the Company had an aggregate of 30,031,501 shares of common stock issued and outstanding on a fully diluted basis consisting of 19,004,233 shares of common stock, 60,638 stock options and warrants to purchase up to 10,967,572 shares of common stock.

On April 20, 2020, pursuant to the terms of the Merger Agreement, Roy G. Warren, Jr., Mike Edwards, and Bruce Zanca resigned as directors of the Company and Roy G. Warren, Jr. resigned as Chief Operating Officer of the Company. The resignations were not the result of any disagreement related to the Company’s operations, policies, or practices. Furthermore, on April 20, 2020, Mr. Zalmi Duchman, the Chief Executive Officer of Home Bistro Holdings, Michael Finkelstein and Michael Novielli were appointed as directors of the Company. In addition, Mr. Duchman was appointed Chief Executive Officer (see Note 1).

In connection with the Merger, certain Company stockholders entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such stockholders agreed to certain restrictions regarding the resale of common stock for a period of two years from the date of the Merger Agreement, as more fully detailed therein.

Additionally, on April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 11), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying consolidated balance sheets as a long-term liability, Common stock repurchase obligation (see Note 11).

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Effective April 20, 2020, the Company acquired all the issued and outstanding shares of Home Bistro Holdings pursuant to the Merger Agreement and Home Bistro Holdings became a wholly owned subsidiary of the Company. As a result of the Merger, for financial statement reporting purposes, the Merger between the Company and Home Bistro Holdings has been treated as a reverse acquisition and recapitalization with Home Bistro Holdings deemed the accounting acquirer and the Company deemed the accounting acquiree in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. At the time of the Merger, both the Company and Home Bistro Holdings had their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the Merger are those of Home Bistro Holdings and are recorded at the historical cost basis of Home Bistro Holdings. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Home Bistro Holdings which are recorded at historical cost. The results of operations of the Company are consolidated with results of operations of Home Bistro Holdings starting on the date of the Merger Agreement. The equity of the consolidated entity is the historical equity of Home Bistro Holdings retroactively restated to reflect the number of shares deemed issued by the Company in the reverse acquisition.

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

Disposal of Discontinued Operations of the RTD Business

On September 25, 2020, pursuant to the Asset Purchase Agreement, among other things, the Company agreed to sell all of the Company’s business, assets and properties used, or held or developed for use, in its functional RTD (Ready to Drink) beverage segment (the “RTD Business”), and the Buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business. The Company assumed an accounts payable liability in the amount of $14,000 related to accounting expense of the RTD Business for a period prior to the Merger. Pursuant to the Asset Purchase Agreement, the Buyer reimbursed the Company for accounting expenses in amount of $14,000 incurred prior to the Merger, of which $7,000 was payable in cash and the balance in form of a promissory note dated September 25, 2020 in the amount of $7,000. The promissory note bears interest at a rate of 5% per annum, matures on April 25, 2021 and is payable in monthly installments of $1,000 commencing on October 25, 2020 through April 25, 2021. As of December 31, 2020, $5,000 remained due on the promissory note. The Company received the $7,000 cash portion of the consideration as of December 31, 2020. The $14,000 reimbursement was recorded to additional paid in capital as reflected in the accompanying consolidated statements of changes in stockholders’ deficit.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. The results of operations of this component, for all periods, are separately reported as “discontinued operations” on the consolidated statements of operations.

The Asset Purchase Agreement, discussed above under Agreement and Plan of Merger, was intended to be part of the Merger and in effect transferred the RTD Business and the related assets and liabilities to Gratitude Keto, whose CEO, Roy Warren Jr., formerly served as the Company’s director and Chief Operating Officer and was considered a related party, in substance, in the accounting of this transaction. Therefore, the disposal of net liabilities and the reimbursement discussed above in connection with the disposal of the RTD Business was recorded to additional paid in capital as reflected in the accompanying consolidated statements of changes in stockholders’ deficit.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

The summarized operating result of discontinued operations of the RTD Business included in the Company’s consolidated statements of operations for the year ended December 31, 2020 is as follows:

Year Ended December 31, 2020
Revenues
Cost of revenues	$—
Gross (loss) profit	—
—
Operating expenses:
Compensation expense	5,511
Professional and consulting expenses	26,606
Selling and marketing expenses	(7,850)
General and administrative expenses	37,255
Total operating expenses	61,522
Loss from operations	$61,522

Gain on debt extinguishment	99,897
Interest income (expense)	(172)
Other income, net	99,725

Income from discontinued operations	$38,203

The gain on debt extinguishment in the amount of $99,897 reflected above was due to the settlement of outstanding liabilities owed to a vendor in connection with the RTD Business.

NOTE 4 – CONVERTIBLE NOTES

At December 31, 2020, the convertible debt consisted of the following:

December 31, 2020

Principal amount	$447,000
Less: debt discount	(305,524)
Convertible notes payable balance	$141,476

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

December 2020 Financings:

On December 18, 2020, the Company entered a Securities Purchase Agreement (the “December 2020 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the December 2020 SPA I, among other things, (i) the Company issued a self-amortization promissory note (the “December 2020 Note I”, and together with the December 2020 SPA I, the “December 2020 Agreements I”) in the aggregate principal amount of $275,000, and (ii) issued a total of 75,546 shares of common stock, as a commitment fee and 183,866 shares (the “Second Commitment Shares”) issued as a returnable commitment fee. Accordingly, the Company deems the Second Commitment Shares as unissued shares for accounting purposes. The 75,546 shares of common stock were recorded as a debt discount of $23,546 based on the relative fair value method. Pursuant to the December 2020 Note I, the Company received net proceeds of $234,100, net of $27,500 OID and $13,400 of issuance costs. The December 2020 Note I bears an interest rate of 12% per annum (which interest rate shall be increased to 16% per annum upon the occurrence of an Event of Default (as defined in the December 2020 Note I)) and shall mature on December 18, 2021. The investor has the right, only upon the occurrence of an Event of Default, to convert all or any portion of the then outstanding and unpaid principal amount and interest thereon (including any default interest) into shares of common stock equal to the lesser of (i) 105% multiplied by the closing bid price of the common stock on the trading day immediately preceding the issue date ($1.04) or (ii) the closing bid price of the common stock on the trading day immediately preceding the date of the respective conversion (the “Conversion Price”), subject to certain percentage of ownership limitations. The Second Commitment Shares must be returned to the Company’s treasury if the December 2020 Note I is fully repaid and satisfied on or prior to the maturity date, the. Upon the occurrence and during the continuation of any Event of Default (as defined in December 2020 Note I), the investor is no longer required to return the Second Commitment Shares to the Company and the December 2020 Note I becomes immediately due and payable thereunder in the amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 125%. The obligations of the Company under the December 2020 Note I rank senior with respect to any and all unsecured indebtedness incurred following the issue date except with respect to the Company’s current and future indebtedness with Shopify and any further loans that may be received pursuant to the CARES Act and the SBA’s Economic Injury Disaster loan program. Further, the December 2020 Note I contain standard anti-dilution provisions and price protections provisions in the event that the Company issues securities for a price per share less than the Conversion Price. The December 2020 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. Furthermore, the Company is subject to certain negative covenants under the December 2020 Agreements I, which the Company also believes are customary for transactions of this type. The December 2020 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of December 31, 2020, the December 2020 Note I had outstanding principal and accrued interest of $275,000 and $1,175, respectively.

On December 28, 2020, the Company entered into a Securities Purchase Agreement (the “December 2020 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the SPA II, among other things, (i) the Company issued a self-amortization promissory note (the “December 2020 Note II”, and together with the December 2020 SPA II, the “December 2020 Agreements II”) in the aggregate principal amount of $172,000, and (ii) issued a 45,989 shares of common stock as a commitment fee and 114,667 shares (the “Second Commitment Shares”) issued as a returnable commitment fee. Accordingly, the Company deems the Second Commitment Shares as unissued shares for accounting purposes. The 45,989 shares of common stock issued were recorded as a debt discount of $14,720 based on the relative fair value method. Pursuant to the December 2020 Note II, the Company received net proceeds of $150,000, net of $15,500 OID and $6,500 of issuance costs. The December 2020 Note II bears an interest rate of 12% per annum (which interest rate shall be increased to 16% per annum upon the occurrence of an Event of Default (as defined in the December 2020 Note II)) and shall mature on December 28, 2021. The investor has the right, only upon the occurrence of an Event of Default, to convert all or any portion of the then outstanding and unpaid principal amount and interest thereon (including any default interest) into shares of common stock equal to the lesser of (i) 105% multiplied by the closing bid price of the common stock on the trading day immediately preceding the issue date ($1.00) or (ii) the closing bid price of the common stock on the trading day immediately preceding the date of the respective conversion (the “Conversion Price”), subject to certain percentage of ownership limitations. The Second Commitment Shares must be returned to the Company’s treasury if the December 2020 Note II is fully repaid and satisfied on or prior to the maturity date, the. Upon the occurrence and during the continuation of any Event of Default (as defined in the December 2020 Note II), the investor is no longer required to return the Second Commitment Shares to the Company and the December 2020 Note II becomes immediately due and payable thereunder in the amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 125%. The obligations of the Company under the December 2020 Note II rank senior with respect to any and all unsecured indebtedness incurred following the issue date except with respect to the Company’s current and future indebtedness with Shopify and any further loans that may be received pursuant to the CARES Act and the SBA’s Economic Injury Disaster loan program. Further, the December 2020 Note II contain standard anti-dilution provisions and price protections provisions in the event that the Company issues securities for a price per share less than the Conversion Price. The December 2020 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. Furthermore, the Company is subject to certain negative covenants under the December 2020 Agreements II, which the Company also believes are also customary for transactions of this type. The December 2020 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of December 31, 2020, the December 2020 Note II had outstanding principal and accrued interest of $172,000 and $0, respectively.

The Company also entered into a Registration Rights Agreement (“Registration Agreement”) in connection with the December 2020 Agreements II (see Note 13). Pursuant to which the Company is required to prepare and file with the SEC a Registration Statement or Registration Statements (as is necessary) covering the resale of all of the Registrable Securities , which Registration Statement(s) shall state that, in accordance with Rule 415 promulgated under the Securities Act, such Registration Statement also covers such indeterminate number of additional shares of Securities as may become issuable upon stock splits, stock dividends or similar transactions. The Company shall initially register for resale all of the Registerable Securities, or an amount equal to the maximum amount allowed under Rule 415 (a)(1)(i) as interpreted by the SEC. In the event the Company cannot register sufficient shares of Securities, due to the remaining number of authorized shares of Securities being insufficient, the Company will use its best efforts to register the maximum number of shares it can base on the remaining balance of authorized shares and will use its best efforts to increase the number of its authorized shares as soon as reasonably practicable.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The Company shall use its best efforts to have the Registration Statement filed with the SEC within 60 or 120 days following the closing date of the December 2020 Agreements II (collectively as “Filing Deadline”). The Company shall pay the holder the sum of 1% of the purchase amount of the December 2020 Note II as liquidated damages, and not as a penalty for each time it fails to meet the Filing Deadline. The liquidated damages set forth in the Registration Agreement shall be paid, at the holder’s option, in cash or securities priced at the share price, or portion thereof. Failure of the Company to make payment within five business days of the Filing Date shall be considered a breach of the Registration Agreement.

Derivative Liabilities Pursuant to Convertible Notes

In connection with the issuance of the December 2020 Note I and II (collectively referred to as “Notes”), the Company determined that the terms of the Notes contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon an event of default, which includes events not within the control of the Company. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial valuation model. At the end of each period and on note conversion date, the Company revalues the derivative liabilities resulting from the embedded option.

During year ended December 31, 2020, in connection with the issuance of the December 2020 Note I and Note II, on the initial measurement date, the fair values of the embedded conversion option of $212,344 was recorded as derivative liabilities and debt discount. Additionally, the Company accounted for the 119,535 commitment shares issued by using the relative fair value method and recorded $38,263 of a debt discount which will be amortized over the term of the Notes (see Note 11).

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $32,315 for the year ended December 31, 2020.

During the year ended December 31, 2020, the fair value of the derivative liabilities was estimated at issuance and at December 31, 2020, using the Binomial valuation model with the following assumptions:

2020
Dividend rate	—%
Term (in years)	1 year
Volatility	138 - 139%
Risk—free interest rate	0.09 to 0.12%

For the year ended December 31, 2020, amortization of debt discounts related to this convertible note amounted to $7,983 included in interest expense on the accompanying consolidated statements of operations. At December 31, 2020, unamortized debt discount was $305,524.

NOTE 5 – NOTE PAYABLE – IN DEFAULT

On July 3, 2015, the Company entered into a promissory note payable with a principal amount of $33,000. The note bore interest at a rate of 5% per year and had a maturity date of September 1, 2016. During the year ended December 31, 2018, the Company repaid $18,000 of outstanding principal. In 2019, the Company paid $11,262 of the outstanding principal balance and $3,738 remained unpaid and was classified as Note Payable – In default on the accompanying December 31, 2019 balance sheet. During the year ended December 31, 2020, the Company paid the outstanding principal balance of the note payable in full and there was no balance outstanding as of December 31, 2020.

NOTE 6 - NOTES PAYABLE

Notes payable is summarized below:

December 31, 2020
Principal amount	$171,612
Less: current portion	(20,068)
Notes payable - long term portion	$151,544

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2021	$20,068
Year ended December 31, 2022	6,350
Year ended December 31, 2023	3,185
Year ended December 31, 2024	3,307
Year ended December 31, 2025	3,433
Thereafter	135,269
Total principal payments	$171,612

Paycheck Protection Program Loan

On April 8, 2020, the Company received federal funding in the amount of $14,612 through the Paycheck Protection Program (the “PPP”) of the CARES Act, administered by the U.S. Small Business Administration (“SBA”). The PPP note bears an interest rate 0.98% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing six months after the effective date of the PPP note, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the lender and the Company. The PPP note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the lender, or breaching the terms of the PPP note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP note. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. As of December 31, 2020, the PPP note had an outstanding principal balance of $14,612 and accrued interest of $106, reflected in the accompanying balance sheets under accrued expense and other liabilities.

Economic Injury Disaster Loan

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of December 31, 2020, the SBA Note had an outstanding principal balance of $150,000 and accrued interest of $3,036, reflected in the accompanying balance sheets under accrued expense and other liabilities.

On June 26, 2020, in connection SBA Loan Agreement, the Company received a grant that does not have to be repaid, in the amount of $5,000. It was recorded as other income in the accompanying consolidated statement of operations.

November Note Payable

On November 12, 2020, the Company entered into a Note Agreement with an investor for the sale of the Company’s note (the “Note”). Pursuant to the terms provided for in the Note Agreement, the Company issued to the investor a Note and the Company received proceeds in the amount of $7,000. The Note bears an interest of 5% per annum and matures on November 12, 2021. The Company may prepay all or any portion of the interest and the unpaid principal balance of this Note at any time, or from time to time, without penalty or premium. As of December 31, 2020, the Note had an outstanding principal balance of $7,000 and accrued interest of $47, reflected in the accompanying balance sheets under accrued expense and other liabilities.

NOTE 7 – ADVANCE PAYABLE

On October 15, 2019, the Company entered into a capital advance agreement (the “First Advance Agreement”) with their e-commerce platform provider (“Shopify”). Under the terms of the First Advance Agreement, the Company received $23,000 of principal and will repay $25,999 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. As of December 31, 2019, the advance had an outstanding principal balance of $18,192. During the year ended December 31, 2020, the Company paid the principal balance of the advance in full and there was no balance outstanding as of December 31, 2020.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On March 17, 2020, the Company entered into a capital advance agreement (the “Second Advance Agreement”) with Shopify. Under the terms of the Second Advance Agreement, the Company received $10,000 of principal and will repay $11,300 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the year ended December 31, 2020, the Company paid the advance in full and there was no balance outstanding as of December 31, 2020.

On August 5, 2020, the Company entered into a capital advance agreement (the “Third Advance Agreement”) with Shopify. Under the terms of the Third Advance Agreement, the Company has received $49,000 of principal and will repay $55,370 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the year ended December 31, 2020, the Company paid $47,328 of the principal balance and the advance had an outstanding balance $1,672 as of December 31, 2020 presented as advance payable on the accompanying consolidated balance sheets.

On November 17, 2020, the Company entered into a capital advance agreement (the “Fourth Advance Agreement”) with Shopify. Under the terms of the Fourth Advance Agreement, the Company has received $63,000 of principal and will repay $71,190 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. As of December 31, 2020, the entire principal balance of $63,000 remained outstanding and is presented as advances payable on the accompanying consolidated balance sheets.

On December 10, 2020, the Company entered into a working capital agreement (the “First PayPal Advance Agreement”) with PayPal. Under the terms of the Fifth Advance Agreement, the Company received net proceeds of $17,000, net of $1,840 loan fee for a total principal amount of $18,840. and will repay the principal and by remitting The Company shall pay a minimum payment every 90-days beginning at the end of the Cancellation Period and ending when the Total Payment Amount has been delivered to Lender. The minimum payment is due in each 90-day period, irrespective of the amount paid in any previous 90-day period. The minimum payment is 5% of the principal amount for loans expected to be repaid in 12 months or more and 10% of the principal amount for loans expected to be repaid in less than 12 months (based on the Company’s account history). During the year ended December 31, 2020, the Company paid $5,015 of the principal balance and the advance had an outstanding balance $13,825 as of December 31, 2020 presented as advance payable on the accompanying consolidated balance sheets.

NOTE 8 – OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use (ROU) and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is an incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the Year ended December 31, 2020 and 2019, the Company recorded $4,601 and $0, respectively, as operating lease expense which is included the income from disposal of discontinued operations on the statements of operations.

On the date of the Merger, the Company had an operating lease for its office and a copier. On June 30, 2020, the Company and the lessor (collectively as “Parties”) entered into an Office Lease Termination Agreement (the “Termination Agreement”) whereby the Parties agreed to terminate the lease and settle all claims and to extinguish all rights and claims arising out of the lease agreement entered into in April 2018. Pursuant to the Termination Agreement, the Parties agreed for the lessor to retain the deposit in the amount of $6,828 to settle all remaining claims. As of December 31, 2020, the Company had no remaining lease obligations towards the lease. At termination, the Company removed the remaining ROU asset and liability of $25,426.

The equipment lease agreement for a copier expires March 27, 2022 and requires monthly payments of $145 with an option to purchase the equipment at fair market value at the end of the lease term. Pursuant to the disposal of discontinued operations discussed in Note 3, the ROU asset and liability related to the equipment lease was assumed by Gratitude Keto., a related party, pursuant to the Asset Purchase Agreement between the Company and Gratitude Keto. As of December 31, 2020, the Company had no remaining lease obligations towards the lease. Upon the closing of the Asset Purchase Agreement, the Company removed the remaining ROU asset and liability of $2,417.

Right-of-use assets are summarized below:

December 31, 2020

Office lease	$29,417
Equipment lease (remaining lease term of 21 months)	3,027
Subtotal	32,444
Less accumulated amortization	(4,601)
Adjustment in connection with the termination of lease	(25,426)
Adjustment in connection with the disposal of discontinued operations	(2,417)
Right-of-use assets, net	$—

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Operating Lease liabilities are summarized below:

December 31, 2020

Office lease	$29,417
Equipment lease	3,027
Subtotal	32,444
Reduction of lease liability	(4,601)
Adjustment in connection with the termination of lease	(25,426)
Adjustment in connection with the disposal of discontinued operations	(2,417)
Right-of-use liability, net	$—

NOTE 9 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Beginning balance	$10,365	$9,966
Sale of gift cards	99,322	26,217
Revenue from breakage	(17,114)	—
Total gift card redemptions	(44,262)	(25,818)
Ending balance	$48,311	$10,365

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount paid to the related entity during the years ended December 31, 2020 and 2019 were $117,310 and $72,077, respectively, which is included in cost of goods sold on the statement of operations.

See also disposal of the RTD Business with related party in Note 3 – Acquisition of Home Bistro Holdings and Disposal of the Discontinued Operations of the RTD Business.

NOTE 11 – STOCKHOLDERS’ DEFICIT

On September 14, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect a 1 for 31.993 reverse stock split of its common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, stock warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the reverse stock split (see Note 1 and Note 3).

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Preferred Stock

On September 25, 2020, in connection with the Asset Purchase Agreement between the Company and Gratitude Keto, the Company repurchased the 250,000 shares of Series B Preferred Stock (see above Stocks Issued Pursuant to Recapitalization) held by a stockholder (see Note 1 and Note 3).

As of December 31, 2020, there were no outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (see above Stocks Issued Pursuant to Recapitalization).

Common Stock

Common stock for commitment fee with convertible notes payable

●	In December 2020, the Company issued an aggregate of 119,535 shares of common stock valued at $38,263 using the relative fair value method to two non-affiliate investors as commitment fee in connection with the December 2020 Financings (see Note 4) which was recorded as debt discount which will be amortized over the life of the Notes. The Company did not issue any common stock as commitment fee during the year ended December 31, 2019.

Stock-based compensation

●	During the year ended December 31, 2020 and 2019, the Company recorded stock-based compensation of $213,841 and $183,294, respectively, related to common stock issued to an executive pursuant to an employment agreement (see Note 11) and which was recorded as compensation and related expenses in the accompanying statements of operations. As of December 31, 2020, there was no unamortized compensation expense related to these common shares.

●	During the year ended December 31, 2020, the Company recorded stock-based compensation of $238,268 related to an aggregate of 4,000,577 shares of common stock issued to employees and various consultants, of which $102,332 was charged as compensation and related expenses, $124,219 as professional and consulting expenses and $11,717 as selling and marketing expenses in the accompanying consolidated statements of operations. The stock-based compensation was based on the fair value of common stock on the date of grant based on recent sales of common stock. In addition, the Company issued a warrant to purchase up to 300,000 shares of the Company’s common stock with grant date fair value of $360,000 for product development services pursuant to an agreement (see below under Warrants).

Stock Options

A summary of the Company’s outstanding stock options as of December 31, 2020 and changes during the period ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance on December 31, 2019	—	$—	—	$—
Deemed issued in connection with the Company’s recapitalization (see Note 3)	60,638	$3.20	0.03	—
Balance on December 31, 2020	60,638	$3.20	0.03	$—

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

On April 20, 2020, pursuant to the Exchange Agreement (see Note 3), the Company issued warrants to purchase up to 6,926,314 shares of common stock with an exercise price of $0.032 per share (in whole or in part) and expiration date of April 20, 2030 in exchange for certain outstanding common stock shares of Home Bistro Holdings on the date of the Merger, of which the Company had received $100,005 in total proceeds prior to the Merger in exchange for shares of Home Bistro Holdings common stock.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On September 22, 2020, the Company issued a warrant to purchase up to 300,000 shares of the Company’s common stock to a third-party entity in connection with the Joint Product Development and Distribution Agreement (see Note 13). This warrant is exercisable, in whole or in part, upon issuance at $0.001 per share, and expires on September 22, 2030. This warrant has a grant date fair value of $360,000 recorded as product development expense at issuance on the consolidated statements of operations.

On December 18, 2020, the Company issued warrants to purchase up to 10,640 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.27 per share, and expires on December 18, 2025. These warrants have a grant date fair value of $11,471, recorded as consulting fee on the consolidated statements of operations.

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

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term and was estimated to be 2 years. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock and the Company’s expected divided yield was estimated to be zero.

Dividend rate	—%
Term (in years)	5 to 10 years
Volatility	139%
Risk-free interest rate	0.39% to 0.68%

A summary of the Company’s outstanding stock warrants as of December 31, 2020 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2019	—	$—	—
Deemed issued in connection with the Company’s recapitalization (see Note 3)	4,041,258	0.032	9.31
Issued pursuant to Exchange Agreement (see Note 3)	6,926,314	0.032	9.31
Granted	310,640	0.044	9.57
Balance on December 31, 2020	11,278,212	$0.032	9.31

Stock warrants exercisable on December 31, 2020	11,278,212	$0.032	9.31

Weighted average fair value of stock warrants granted during the period		$0.044

The exercisable stock warrants had an intrinsic value of $9,564,277 on December 31, 2020.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 12– INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on December 31, 2020 and 2019 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2020 and 2019 are as follow:

	Years Ended December 31,
	2020	2019
Income tax benefit at U.S. statutory rate of 21%	$(260,749)	$(41,803)
Income tax benefit – state	(108,025)	(17,318)
Non-deductible expenses	223,929	48,953
Change in valuation allowance	144,845	10,168
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset as of December 31, 2020 and 2019 was as follow:

	Years Ended December 31,
	2020	2019
Net operating loss carryforward	$1,210,697	$1,065,852
Total deferred tax asset	1,210,697	1,065,852
Less: valuation allowance	(1,210,697)	(1,065,852)
Net deferred tax asset	$—	$—

The gross operating loss carryforward available to the Company was $4,076,418 at December 31, 2020. The Company provided a full valuation allowance equal to the net deferred income tax asset as of December 31, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to annual limitations as a result of ownership or business changes that occurred prior to 2020 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards.

The increase in the valuation allowance was $144,845 in 2020. The total net loss carryforward on December 31, 2020 is $1,210,697. The potential tax benefit arising from the net operating loss carryforward of $1,055,538 generated prior to January 1, 2018 will expire in 2033. The potential tax benefit arising from the net operating loss carryforward of $155,159 generated from January 1, 2018 thereon can be carried forward indefinitely within the annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2019 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On February 20, 2018, the Home Bistro Holdings entered into an employment agreement (the “Employment Agreement”) with Zalmi Scher Duchman to serve as the Company’s Chief Executive Officer, the term of which runs for three years includes an annual salary of $1.00 for the first year which shall be increased in the second and third year of employment to an amount mutually approved by Mr. Duchman and the Company’s Board of Directors. Thereafter, the Employment Agreement shall be renewed upon the mutual agreement of Mr. Duchman and Company. In connection with this Employment Agreement, the Company issued 7,643,239 (retroactively restated to reflect shares issued in Merger and post reverse stock split) shares of restricted common stock with a grant date fair value of $549,882, as a sign-on bonus (see Note 11). The Company shall have the right and option to repurchase the stock at par value of $0.001 if Mr. Duchman is terminated for cause; (i) all of the shares shall be eligible for stock repurchase if terminated for cause within the first year; (ii) 2/3 of the shares shall be eligible for stock repurchase terminated for cause within the second year and; (iii) 1/3 of the shares shall be eligible for stock repurchase terminated for cause within the third year. As a result of the Merger (see Note 3) all these shares of common stock fully vested on the date of Merger and any unamortized deferred compensation was expensed during the year ended December 31, 2020 (see Note 11).

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. The former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. As of December 31, 2020 and 2019, the balance remaining due on this obligation were $26,400 and $30,700, respectively, included in accounts payable on the accompanying consolidated balance sheets.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement also referred to herein as Market Period. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars also referred to herein as Total Investment in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying consolidated balance sheets as a long-term liability, Common stock repurchase obligation. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. As of December 31, 2020, the Company had $1.3 million of common stock repurchase obligation outstanding.

Joint Product Development and Distribution Agreement

On September 22, 2020, the Company and Corlich Enterprises, Inc., a New Jersey corporation (“Corlich”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date, pursuant to which, among other things, Corlich agreed to provide certain commercial services (the “Services”) of Cat Cora, an American professional chef, in order for the Company and Corlich to collaboratively develop a brand of meals (the “Cat Cora Meals”). In consideration for the Services, the Company agreed to (i) pay Corlich a royalty on net revenues generated from (A) the Cat Cora Meals, and (B) Home Bistro and Prime Chop brand orders where a dedicated code is used at purchase, and (ii) issue a warrant to purchase up to 300,000 shares of common stock (see Note 11). The Development Agreement has a three-year term, unless sooner terminated pursuant to its terms.

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. Royalties will be accrued over the term of the Development Agreement and $36,403 of royalty fee was accrued during the period ended December 31, 2020 and included in cost of sales in the accompanying consolidated statement of operations.

Extinguishment of Accounts Payable

The Company settled certain accounts payable and recognized gain on extinguishment of accounts payable of $7,075 and $18,470 during the years ended December 31, 2020 and 2019, respectively.

Registration Rights Agreement

The Company also entered into a Registration Rights Agreement (“Registration Agreement”) in connection with the December 2020 Agreements II (see Note 4). Pursuant to which the Company is required to prepare and file with the SEC a Registration Statement or Registration Statements (as is necessary) covering the resale of all of the Registrable Securities, which Registration Statement(s) shall state that, in accordance with Rule 415 promulgated under the Securities Act, such Registration Statement also covers such indeterminate number of additional shares of Securities as may become issuable upon stock splits, stock dividends or similar transactions. The Company shall initially register for resale all of the Registerable Securities, or an amount equal to the maximum amount allowed under Rule 415 (a)(1)(i) as interpreted by the SEC. In the event the Company cannot register sufficient shares of Securities, due to the remaining number of authorized shares of Securities being insufficient, the Company will use its best efforts to register the maximum number of shares it can base on the remaining balance of authorized shares and will use its best efforts to increase the number of its authorized shares as soon as reasonably practicable.

The Company shall use its best efforts to have the Registration Statement filed with the SEC within 60 or 120 days following the closing date of the December 2020 Agreements II (collectively as “Filing Deadline”). The Company shall pay the holder the sum of 1% of the purchase amount of the December 2020 Note II as liquidated damages, and not as a penalty for each time it fails to meet the Filing Deadline. The liquidated damages set forth in the Registration Agreement shall be paid, at the holder’s option, in cash or securities priced at the share price, or portion thereof. Failure of the Company to make payment within five business days of the Filing Date shall be considered a breach of the Registration Agreement.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 14 - SUBSEQUENT EVENTS

January 2021 Financing:

On January 12, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA I, among other things; (i) the Company issued a self-amortization promissory note (the “January 2021 Note I”, and together with the January 2021 SPA I, the “January 2021 Agreements I”) in the aggregate principal amount of $120,000 and (ii) shall issue a total of 29,385 shares of common stock as a commitment fee and 73,269 shares (the “Second Commitment Shares”) shall be issued as a returnable commitment fee. Pursuant to the January 2021 Note I, the Company received net proceeds of $105,000, net of $10,000 OID and $5,000 issuance cost. The January 2021 Note I bears an interest rate of 10% per annum (which interest rate shall be increased to 16% per annum upon the occurrence of an Event of Default (as defined in the January 2021 Note I)) and shall mature on January 12, 2022. The investor has the right, only upon the occurrence of an Event of Default, to convert all or any portion of the then outstanding and unpaid principal amount and interest thereon (including any default interest) into shares of common stock equal to the lesser of (i) 105% multiplied by the closing bid price of the common stock on the trading day immediately preceding the issue date or (ii) the closing bid price of the common stock on the trading day immediately preceding the date of the respective conversion (the “Conversion Price”), subject to certain percentage of ownership limitations. The Second Commitment Shares must be returned to the Company’s treasury if the January 2021 Note I is fully repaid and satisfied on or prior to the maturity date, the. Upon the occurrence and during the continuation of any Event of Default (as defined in the January 2021 Note I), the investor is no longer required to return the Second Commitment Shares to the Company and the January 2021 Note I becomes immediately due and payable thereunder in the amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 125%. The obligations of the Company under the January 2021 Note I rank senior with respect to any and all unsecured indebtedness incurred following the issue date except with respect to the Company’s current and future indebtedness with e-commerce platform provider (see Note 7) and any further loans that may be received pursuant to the CARES Act and the SBA’s Economic Injury Disaster loan program. Further, the January 2021 Note I contain standard anti-dilution provisions and price protections provisions in the event that the Company issues securities for a price per share less than the Conversion Price. The January 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. Furthermore, the Company is subject to certain negative covenants under the January 2021 Agreements I, which the Company also believes are also customary for transactions of this type. The January 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended.

On January 27, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA II, among other things the Company; (i) agreed to issue a convertible note in the original principal amount of $330,000 (the “January 2021 Note II”); (ii) shall issue 150,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“commitment share true up”) and; (iii) a warrant to purchase up to 150,000 shares of common stock (the “January 2021 Warrant”, and together with the January 2021 SPA II and the January 2021 Note II, the “January 2021 Agreements II”). Upon closing, the Company received $300,000 in net proceeds, net of $33,000 of OID and issuance cost. The January 2021 Note II matures on February 1, 2022 or such later date as determined at the option of the investor in the event that, and for so long as, an Event of Default (as defined in the January 2021 Note II) has not occurred and is not continuing and no event has occurred and is continuing that with the passage of time and the failure to cure would result in an Event of Default, or upon earlier acceleration or prepayment as provided therein. Upon an Event of Default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the January 2021 Note II as of immediately prior to the occurrence of the Event of Default and the January 2021 Note II becomes immediately due and payable. A one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Beginning May 1, 2021 and continuing on the first day of every consecutive month thereafter for nine-months, the Company will make cash payments of $39,600. The investor may only convert the January 2021 Note II at any time or times on or after the occurrence of an Event of Default. The January 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The January 2021 Note II contains an embedded option to be accounted for as a derivative liability that will need to be valued on note inception and an obligation pursuant to the commitment fee true up. The obligations under the Note are not secured by any assets of the Company.

The January 2021 Warrant, issued to the investor as commitment fee, provides for the right to purchase up to 150,000 shares of common stock at an exercise price of $2.50, subject to the adjustments and 4.99%, ownership limitation, until the date which is the last calendar day of the month in which the fifth anniversary of the issue date occurs.

The January 2021 Note II and the January 2021 Warrant also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the shares issued upon conversion of the January 2021 Note II or exercise of the January 2021 Warrant, respectively, for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended (the “Securities Act”). The Agreements contain other provisions, covenants, and restrictions common with this type of debt transaction, including a no shorting provision preventing the investor from taking a short position against the Company’s stock. Furthermore, the Company is subject to certain negative covenants under the January 2021 Agreements II, which the Company also believes are also customary for transactions of this type.

On March 18, 2021 (the “Redemption Date”), the Company elected, pursuant to terms of payment as described in the December 2020 Note I (see Note 4), date December 18, 2020 to pay the Investor an aggregate amount of 283,615.75 (the “Payoff Amount”) consisting of $275,000 of principal, $7,865.75 of accrued interest and $750.00 in administrative fees (the “Redemption Amount”). So long as the Investor receives the Payoff Amount on March 18, 2021 (i) the December 2020 Note I shall be deemed to have been paid in full, (ii) the Investor will not exercise any of its rights relating to any potential default that may have occurred after the issue date of the December 2020 Note I, and (iii) the Second Commitment Shares (as defined in the December 2020 Note I) shall be returned by the Investor to the Company’s transfer agent for cancellation as provided for in the December 2020 Agreements I (see Note 4).