Form 10-Q
period 2021-03-31
Home Bistro, Inc. /NV/
filed 2021-05-17
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021,

 or

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

The number of outstanding shares of Home Bistro, Inc.’s common stock as of May 10, 2021 was 21,802,819.

HOME BISTRO, INC. AND SUBSIDIARY

FORM 10-Q

MARCH 31, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$523,592	$447,354
Prepaid expenses and other current assets	78,671	28,588
Note receivable	5,000	5,000

Total Current Assets	607,263	480,942

OTHER ASSETS:
Property and equipment, net	116,219	2,728

Total Assets	$723,482	$483,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$479,339	$352,466
Accrued expenses and other liabilities	97,710	126,273
Liabilities to be settled with common stock	226,456	-
Convertible notes payable, net of debt discount	342,931	141,476
Convertible notes payable - related party, net of debt discount	31,048	-
Notes payable - current portion	27,203	20,068
Advances payable	65,887	78,497
Derivative liabilities	125,100	180,029
Unredeemed gift cards	36,467	48,311

Total Current Liabilities	1,432,141	947,120

LONG-TERM LIABILITIES:
Notes payable - long-term portion	144,409	151,544
Common stock repurchase obligation	1,154,366	1,300,000

Total Liabilities	2,730,916	2,398,664

Commitments and contingency (Note 10)

STOCKHOLDERS’ DEFICIT:
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Convertible Series B Preferred stock: $0.001 Par Value; 500,000 Shares Authorized; nil shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 19,528,152 and 19,123,768 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	19,528	19,123
Additional paid-in capital	4,827,961	4,399,272
Accumulated deficit	(6,854,923)	(6,333,389)

Total Stockholders’ Deficit	(2,007,434)	(1,914,994)

Total Liabilities and Stockholders’ Deficit	$723,482	$483,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020

Product sales, net	$350,474	$303,765

Cost of sales	282,386	191,591

Gross profit	68,088	112,174

Operating Expenses:
Compensation and related expenses	76,500	92,519
Professional and consulting expenses	198,188	36,734
Selling and marketing expenses	72,441	31,711
General and administrative expenses	91,210	30,361

Total Operating Expenses	438,339	191,325

Operating Loss from Operations	(370,251)	(79,151)

Other Income (Expense):
Interest expense, net	(327,918)	(840)
Change in fair value of derivative liabilities	150,006	-
Gain on extinguishment of debt	26,629	-

Total Other Expense, net	(151,283)	(840)

Loss from Operations Before Provision for Income Taxes	(521,534)	(79,991)

Provision for Income Taxes	-	-

Net Loss	$(521,534)	$(79,991)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and Diluted	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,242,568	13,104,561
Diluted	19,242,568	13,104,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	-	$-	19,123,767	$19,123	$4,399,272	$(6,333,389)	(1,914,994)

Common stock issued as commitment fee	-	-	404,385	405	206,388	-	206,793

Warrants stock issued as commitment fee	-	-	-	-	76,667	-	76,667

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	145,634	-	145,634

Net loss	-	-	-	-	-	(521,534)	(521,534)

Balance at March 31, 2021	-	$-	19,528,152	$19,528	$4,827,961	$(6,854,923)	$(2,007,434)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	-	$-	419,254,217	$419,254	$4,400,795	$(5,091,728)	$(271,679)

Common stock issued for cash	-	-	-	-	25,000	-	25,000

Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824

Net loss	-	-	-	-	-	(79,991)	(79,991)

Balance at March 31, 2020	-	$-	419,254,217	$419,254	$4,471,619	$(5,171,719)	$(280,846)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(521,534)	$(79,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264	-
Stock-based compensation	-	45,824
Gain on extinguishment of debt	(26,629)	-
Amortization of debt discount	295,563	-
Change in fair value of derivative liabilities	(150,006)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(50,083)	-
Accounts payable	126,873	180
Accrued expense and other liabilities	(28,652)	42,870
Unredeemed gift cards	(11,844)	(5,124)

Net cash (used in) provided by operating activities	(366,048)	3,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(113,755)	-

Net cash provided by investing activities	(113,755)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of warrants	-	25,000
Proceeds from convertible note payable, net of debt discount	755,000	-
Proceeds from convertible note payable - related party, net of debt discount	100,000	-
Advance payable	23,000	-
Repayment of note payable	(286,349)	-
Repayment of note payable - in default	-	(500)
Repayments of advance payable	(35,610)	(2,832)

Net Cash Provided by Financing Activities	556,041	21,668

Net Change in Cash	76,238	25,427

Cash - beginning of period	447,354	7,137

Cash - end of period	$523,592	$32,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,831	$3,064
Income taxes	$-	$-

Non-cash investing and financing activities:
Reduction of the repurchase obligation pursuant to the Put Option Agreement	$145,634	$-
Common stock issued as commitment fee	$206,793	$-
Warrants issued as commitment fee	$115,951
Fair value of true-up shares in connection with the commitment fee	$226,456
Initial derivative liability recorded in connection with convertible notes payable	$121,706	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

On April 7, 2020, the Board of Directors of the Company approved the increase of authorized shares of common stock from 600,000,000 to 1,000,000,000 (see Note 9).

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

On September 14, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to effect (i) a 1 for 31.993 reverse stock split of its common stock, par value $0.001 per share, with fractional shares rounding up to the nearest whole share (the “Reverse Stock Split”), and (ii) the change of the Company’s name from “Gratitude Health, Inc.” to “Home Bistro, Inc.”. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split (see Note 3).

On September 14, 2020, the Financial Industry Regulatory Authority approved the Company’s symbol change from “GRTD” to “HBIS”, effective twenty (20) business days from the approval date (see Note 3).

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of Home Bistro’s products. To date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company is not aware of any such disruptions. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has applied for and received certain financial assistance under the Coronavirus, Aid, Relief, and Economic Security Act (“CARES Act”) enacted in March 2020 by the U.S. Government in response to COVID-19 (see Note 5).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

These interim unaudited condensed consolidated financial statements for the period ending March 31, 2021 consist of the interim unaudited condensed consolidated balance sheets of the Company as of March 31, 2021 and the related interim unaudited condensed consolidated statements of operations, changes in stockholders’ equity deficit and cash flows for the three month periods ended March 31, 2021 and 2020, and the related notes, and reflect the acquisition of the Company’s new wholly-owned subsidiary, Home Bistro Holdings, which was consummated on April 20, 2020 and disposal of discontinued operations of its RTD Business on September 14, 2020, as more fully disclosed in Note 3.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2021, the Company had net loss and cash used in operations of $521,534 and $366,048, respectively. At March 31, 2021, the Company had an accumulated deficit, stockholders’ deficit, and working capital deficit of $6,854,923, $2,007,434 and $824,878, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2021 was primarily from the third-party advances and convertible notes payable. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of March 31, 2021 and December 31, 2020 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of receivables and note receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions and derivative liabilities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of March 31, 2021 and December 31, 2020, the bank balance was in excess of FDIC insured levels by approximately $273,000 and $197,000, respectively. The Company has not experienced any losses in such accounts through March 31, 2021.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 4) and were as follows at March 31, 2021:

	March 31, 2021			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$125,100	$-	$-	$180,029

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

A roll forward of the level 3 valuation financial instruments is as follows:

For the Three Months Ended March 31, 2021
(Unaudited)
Balance at December 31, 2020	$180,029
Initial valuation of derivative liabilities included in debt discount	121,706
Reclassification of derivative liability to gain on debt extinguishment	(26,629)
Change in fair value of derivative liabilities	(150,006)
Balance at March 31, 2021	$125,100

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

Based on historical redemption patterns, a portion of issued gift cards are not expected to be redeemed (breakage). The Company uses the redemption recognition method for recognizing breakage related to unredeemed gift cards for which it has sufficient historical redemption information. Under the redemption recognition method, breakage revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. At least three years of historical data, which is updated annually, is used to estimate redemption patterns. Breakage revenue is included in product sales and the Company recorded nil for the three months ended March 31, 2021 and 2020 (see Note 7).

Cost of Sales

The Company’s policy is to recognize product related cost of sales in conjunction with revenue recognition, when the product costs are incurred which is upon delivery of product. Cost of sales includes the food and processing costs directly attributable to fulfillment and the delivery of the product to customers including both inbound and outbound shipping costs. In additional, the royalty fee related to the Joint Product Development and Distribution Agreement (see Note 10) was also included in cost of sales.

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $80,120 and $30,261 for the three months ended March 31, 2021 and 2020, respectively. Shipping and handling costs charged to customers are included in sales.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $72,441 and $31,711, for the three months ended March 31, 2021 and 2020, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the three months ended March 31, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

The potentially dilutive common stock equivalents as of March 31, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	March 31,
	2021	2020
Common Stock Equivalents:
Stock Warrants	11,786,461	—
Convertible Notes	2,211,779	—
Total	13,998,240	—

Concentration Risk

The Company purchased approximately 100% of its food products from two vendors during the three months ended March 31, 2021 (100% from one vendor) and 2020 (66% and 34%). The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of March 31, 2021 and December 31, 2020, the Company had accounts payable balance of $17,164 and $0, respectively, to these vendors.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Recent Accounting Pronouncements

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

On September 22, 2020, Home Bistro, Inc. filed a Certificate of Conversion under Section 266 of the Delaware General Corporation Law to convert its state of domicile from Delaware to Nevada and simultaneously filed an Articles of Conversion with the Nevada Secretary of State for the same and changed its name from Home Bistro, Inc. (the now wholly-owned subsidiary of the Company) to Home Bistro Holdings, Inc., each effective as of September 30, 2020.

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Additionally, on April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 10), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded an initial common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying consolidated balance sheets as a long-term liability, Common stock repurchase obligation (see Note 10).

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 4 – CONVERTIBLE NOTES

At March 31, 2021, the convertible debt consisted of the following:

March 31, 2021
(Unaudited)
Principal amount	$995,652
Less: debt discount	(652,721)
Convertible notes payable, net	$342,931

Principal amount – related party	$110,000
Less: debt discount – related party	(78,952)
Convertible notes payable - related party, net	$31,048

Total convertible notes payable balance, net	$373,979

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

December 2020 Financing

December 2020 Note I:

On December 18, 2020, the Company entered a Securities Purchase Agreement (the “December 2020 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the December 2020 SPA I, among other things, (i) the Company issued a self-amortization promissory note (the “December 2020 Note I”, and together with the December 2020 SPA I, the “December 2020 Agreements I”) in the aggregate principal amount of $275,000, and (ii) issued a total of 75,546 shares of common stock, as a commitment fee and 183,866 shares (the “Second Commitment Shares”) issued as a returnable commitment fee. Accordingly, the Company deems the Second Commitment Shares as unissued shares for accounting purposes. The 75,546 shares of common stock were recorded as a debt discount of $23,546 based on the relative fair value method. Pursuant to the December 2020 Note I, the Company received net proceeds of $234,100, net of $27,500 OID and $13,400 of issuance costs. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The December 2020 Note I bears an interest rate of 12% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the December 2020 Note I) and shall mature on December 18, 2021. The investor has the right, only upon the occurrence of an Event of Default, to convert all or any portion of the then outstanding and unpaid principal amount and interest thereon (including any default interest) into shares of common stock equal to the lesser of (i) 105% multiplied by the closing bid price of the common stock on the trading day immediately preceding the issue date ($1.04) or (ii) the closing bid price of the common stock on the trading day immediately preceding the date of the respective conversion (the “Conversion Price”), subject to certain percentage of ownership limitations. The Second Commitment Shares must be returned to the Company’s treasury if the December 2020 Note I is fully repaid and satisfied on or prior to the maturity date, the. Upon the occurrence and during the continuation of any Event of Default (as defined in December 2020 Note I), the investor is no longer required to return the Second Commitment Shares to the Company and the December 2020 Note I becomes immediately due and payable thereunder in the amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 125%. The obligations of the Company under the December 2020 Note I rank senior with respect to any and all unsecured indebtedness incurred following the issue date except with respect to the Company’s current and future indebtedness with Shopify and any further loans that may be received pursuant to the CARES Act and the SBA’s Economic Injury Disaster loan program. Further, the December 2020 Note I contain standard anti-dilution provisions and price protections provisions in the event that the Company issues securities for a price per share less than the Conversion Price. The December 2020 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. Furthermore, the Company is subject to certain negative covenants under the December 2020 Agreements I, which the Company also believes are customary for transactions of this type. The December 2020 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of December 31, 2020, the December 2020 Note I had outstanding principal and accrued interest of $275,000 and $1,175, respectively.

On March 18, 2021 (the “Redemption Date”), the Company elected, pursuant to terms of payment as described in the December 2020 Note I, to pay an aggregate amount of 283,615.75 (the “Payoff Amount”) consisting of $275,000 of principal, $7,865.75 of accrued interest and $750.00 in administrative fees (the “Redemption Amount”).The December 2020 Note I is deemed to have been paid in full; the lender will not exercise any of its rights relating to any potential default that may have occurred after the issue date of the December 2020 Note I and the Second Commitment Shares were returned by the lender to the Company’s transfer agent for cancellation as provided for in the December 2020 Agreements I. The fair value of the derivative liability associated with the December 2020 Note I at Redemption Date amounted to $26,629 and was reclassified to gain on debt extinguishment in the accompanying condensed consolidated statement of operation upon redemption. Any remaining unamortized debt discounts were recognized as interest expense on the Redemption Date. As of March 31, 2021, the December 2020 Note I had no outstanding balance.

December 2020 Note II:

On December 28, 2020, the Company entered into a Securities Purchase Agreement (the “December 2020 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the SPA II, among other things, (i) the Company issued a self-amortization promissory note (the “December 2020 Note II”, and together with the December 2020 SPA II, the “December 2020 Agreements II”) in the aggregate principal amount of $172,000, and (ii) issued 45,989 shares of common stock as a commitment fee and 114,667 shares (the “Second Commitment Shares”) issued as a returnable commitment fee. Accordingly, the Company deems the Second Commitment Shares as unissued shares for accounting purposes. The 45,989 shares of common stock issued were recorded as a debt discount of $14,720 based on the relative fair value method. Pursuant to the December 2020 Note II, the Company received net proceeds of $150,000, net of $15,500 OID and $6,500 of issuance costs. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The December 2020 Note II matures on December 28, 2021 and bears an interest rate of 12% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the December 2020 Note II). The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $19,264 beginning at the end of the third month from the issuance date of the note. The Company can elect to extend the Amortization Payment due date by thirty-days by notifying the holder on or before the of the Amortization Payment due date and pay an extension fee of $1,926, provided that the note is not in default. The first twelve months of interest (equal to $20,640) shall be guaranteed and earned in full as of the issue date, however if the note is repaid in its entirety, on or prior to, the due date of the first Amortization Payment, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the issue date. As of December 31, 2020, the December 2020 Note II had outstanding principal and accrued interest of $172,000 and $0, respectively. During the three months ended March 31, 2021, the Company paid $11,348 of principal and $7,916 of accrued interest. As of March 31, 2020, the December 2020 Note II had principal and accrued interest $160,652 and $0, respectively.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company also entered into a Registration Rights Agreement (“Registration Agreement”) in connection with the December 2020 Agreements II (see Note 10). Pursuant to which the Company is required to prepare and file with the SEC a Registration Statement or Registration Statements (as is necessary) covering the resale of all of the Registrable Securities , which Registration Statement(s) shall state that, in accordance with Rule 415 promulgated under the Securities Act, such Registration Statement also covers such indeterminate number of additional shares of Securities as may become issuable upon stock splits, stock dividends or similar transactions. The Company shall initially register for resale all of the Registerable Securities, or an amount equal to the maximum amount allowed under Rule 415 (a)(1)(i) as interpreted by the SEC. In the event the Company cannot register sufficient shares of Securities, due to the remaining number of authorized shares of Securities being insufficient, the Company will use its best efforts to register the maximum number of shares it can base on the remaining balance of authorized shares and will use its best efforts to increase the number of its authorized shares as soon as reasonably practicable.

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

On March 24, 2021, the December 2020 Note II was amended (“Amendment”) pursuant to which, the Company issued a warrant to purchase up to 78,250 shares of common stock (“December 2020 Warrant II”) as additional commitment fee. The December 2020 Warrant II; (i) was valued at $4,227 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

In addition, the Amendment also provided for a Commitment Share True-Up provision (as discussed below under Commitment Share True-Up Provision). At the inception of the December 2020 Note II, the Commitment Share True-Up had a fixed monetary value of $22,995 and was recorded as a debt discount to be amortized over the twelve-month term.

The Amendment was accounted for as a debt modification in accordance with ASC 470-50-40-10 - Debt Modification and Extinguishment. The present value of the cash flows under the amended terms is less than 10% different from the present value of the remaining cash flows of the current terms and no gain or loss was recognized on modification on March 24, 2021. The warrant issued as additional commitment fee was capitalized and amortized as of the original issue date based on the Company’s elected accounting policy.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

January 2021 Financings

January 2021 Note I:

On January 12, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA I, the Company; (i) issued a self-amortization promissory note (the “January 2021 Note I”, and together with the January 2021 SPA I, the “January 2021 Agreements I”) in the aggregate principal amount of $120,000; (ii) issued a total of 29,385 shares of common stock as a commitment fee and; (iii) shall issue 73,269 shares of common stock which is returnable pursuant to the terms of the January 2021 Agreements I (the “Second Commitment Shares”). The 29,385 shares of common stock issued were recorded as a debt discount of $17,297 based on the relative fair value method. The Company received net proceeds of $105,000, net of $10,000 OID and $5,000 issuance cost. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The January 2021 Note I matures on January 12, 2022 and bears an interest rate of 10% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the January 2021 Note I)). The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $14,666.66 beginning April 12, 2021. The Company can elect to extend the Amortization Payment due date by thirty-days by notifying the holder on or before the of the due date and pay an extension fee of $3,080, provided that the note is not in default. The first twelve months of interest (equal to $12,000) shall be guaranteed and earned in full as of the issue date, however if the note is repaid in its entirety, on or prior to, the due date of the first Amortization Payment, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the issue date. As of March 31, 2021, the January 2021 Note I had principal and accrued interest of $120,000 and $2,564, respectively.

The investor has the right, only upon the occurrence of an Event of Default, to convert all or any portion of the then outstanding and unpaid principal amount and interest thereon (including any default interest) into shares of common stock equal to the lesser of (i) 105% multiplied by the closing bid price of the common stock on the trading day immediately preceding the issue date or (ii) the closing bid price of the common stock on the trading day immediately preceding the date of the respective conversion (the “Conversion Price”), subject to certain percentage of ownership limitations. The Second Commitment Shares must be returned to the Company’s treasury if the January 2021 Note I is fully repaid and satisfied on or prior to the maturity date. Upon the occurrence and during the continuation of any Event of Default (as defined in the January 2021 Note I), the investor is no longer required to return the Second Commitment Shares to the Company and the January 2021 Note I becomes immediately due and payable thereunder in the amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 125%. The January 2021 Note I rank senior with respect to any and all unsecured indebtedness incurred following the issue date except with respect to the Company’s current and future indebtedness with e-commerce platform provider and any further loans that may be received pursuant to the CARES Act and the SBA’s Economic Injury Disaster loan program. Further, the January 2021 Note I contain standard anti-dilution provisions and price protections provisions in the event that the Company issues securities for a price per share less than the Conversion Price. The January 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The January 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended.

On March 31, 2021, the January 2021 Note I was amended (“Amendment”) pursuant to which, the Company issued a warrant to purchase up to 55,000 shares of common stock (“January 2021 Warrant I”) as additional commitment fee. The January 2021 Warrant I; (i) was valued at $6,173 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

In addition, the Amendment also provided for a Commitment Share True-Up provision as discussed below under Commitment Share True-Up Provision. At the inception of the January 2021 Note I, the Commitment Share True-Up had fixed monetary value of $13,223 which was recorded as a debt discount to be amortize over the twelve-month term of the note.

The Amendment was accounted for as a debt modification in accordance with ASC 470-50-40-10 - Debt Modification and Extinguishment. The present value of the cash flows under the amended terms is less than 10% different from the present value of the remaining cash flows of the current terms and no gain or loss was recognized on modification on March 31, 2021. The warrant issued as additional commitment fee was capitalized and amortized as of the original issue date based on the Company’s elected accounting policy.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

January 2021 Note II:

On January 27, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $330,000 (the “January 2021 Note II”) with the Company receiving $300,000 in net proceeds, net of $33,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 150,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 150,000 shares of common stock (the “January 2021 Warrant II”, and together with the January 2021 SPA II and the January 2021 Note II, the “January 2021 Agreements II”). The 150,000 shares of common stock and 150,000 warrants issued were valued at $85,981 and $31,821, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $93,750, all recorded as a debt discount to be amortized over the twelve-month term of the note. The January 2021 Note II matures on February 1, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the January 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $39,600 beginning May 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the January 2021 Note II at any time or times on or after the occurrence of an Event of Default. The January 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The January 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The January 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of March 31, 2021, the January 2021 Note II had outstanding principal and accrued interest of $330,000 and $4,557, respectively.

The January 2021 Warrant II, issued to the investor as commitment fee, provides for the right to purchase up to 150,000 shares of common stock; (i) valued at $31,821 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

March 2021 Financings

March 2021 Note I:

On March 22, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note I”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant I”, and together with the March 2021 SPA I and the March 2021 Note I, the “March 2021 Agreements I”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $6,949 and $1,346, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $5,133, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note I mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note I immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note I at any time or times on or after the occurrence of an Event of Default. The March 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of March 31, 2021, the March 2021 Note I had outstanding principal and accrued interest of $55,000 and $136, respectively.

The March 2021 Warrant I, issued to the investor as commitment fee, provides for the right to purchase up to 25,000 shares of common stock; (i) valued at $1,346 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expire on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

March 2021 Note II:

On March 29, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note II”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID to be amortized over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant II”, and together with the March 2021 SPA II and the March 2021 Note II, the “March 2021Agreements II”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,504 and $8,350, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $23,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note II mature on March 21, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning June 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note II at any time or times on or after the occurrence of an Event of Default. The March 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of March 31, 2021, the March 2021 Note II had outstanding principal and accrued interest of $110,000 and $60, respectively.

The March 2021 Warrant II, issued to the investor as commitment fee, provides for the right to purchase up to 50,000 shares of common stock; (i) valued at $8,350 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

March 2021 Note III – Related Party:

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA III”) with an investor, who is also a major stockholder and director and considered to be a related party, for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA III, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note III”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortize over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant III”, and together with the March 2021 SPA III and the March 2021 Note III, the “March 2021 Agreements III”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $23,718 and $7,924, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $22,250, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note III mature on March 30, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note III immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note III at any time or times on or after the occurrence of an Event of Default. The March 2021 Note III is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements III contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA III also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of March 31, 2021, the March 2021 Note III had outstanding principal and accrued interest of $110,000 and $30, respectively.

The March 2021 Warrant III, issued to the investor as commitment fee, provides for the right to purchase up to 50,000 shares of common stock; (i) valued at $7,924 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

March 2021 Note IV:

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA IV”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA IV, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note IV”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant IV”, and together with the March 2021 SPA IV and the March 2021 Note IV, the “March 2021Agreements IV”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $11,845 and $3,957, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $11,125, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note IV mature on March 21, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note IV immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning June 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note IV at any time or times on or after the occurrence of an Event of Default. The March 2021 Note IV is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements IV contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA IV also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of March 31, 2021, the March 2021 Note IV had outstanding principal and accrued interest of $55,000 and $15, respectively.

The March 2021 Warrant IV, issued to the investor as commitment fee, provides for the right to purchase up to 25,000 shares of common stock; (i) valued at $3,957 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

March 2021 Note V:

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA V”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA V, the Company; (i) issued a convertible note with principal amount of $165,000 (the “March 2021 Note V”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 75,000 shares of common stock (the “March 2021 Warrant V”, and together with the March 2021 SPA V and the March 2021 Note V, the “March 2021Agreements V”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $36,499 and $12,352, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $34,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note V mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note V immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $20,167 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note V at any time or times on or after the occurrence of an Event of Default. The March 2021 Note V is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements V contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA V also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of March 31, 2021, the March 2021 Note V had outstanding principal and accrued interest of $165,000 and $0, respectively.

The March 2021 Warrant V, issued to the investor as commitment fee, provides for the right to purchase up to 75,000 shares of common stock; (i) valued at $12,352 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Commitment Share True-Up Provision

The Amended December Note I, Amended January Note I, January Note II and March Financings (collectively as “Notes”), as discussed above, included a Commitment Share True-Up provision whereby if during the period beginning on the six-month anniversary of the date of the closing date and ending on the later of (i) the maturity date, or (ii) the date on which the Notes, is fully satisfied and cancelled (the “True-Up Period”), the then lowest traded price of the Company’s common stock (“Common Stock”) for any Trading Day within the True-Up Period (“Subsequent Share Price”), as reported on the Company’s principal market, is less than the closing price of the Company’s common stock on the closing date of each Note, then the Company shall, within three (3) trading days of holder’s provision of written notice in (“True-Up Notice”), issue and deliver to the holder an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to (X) the quotient of the Commitment Value (as defined below) divided by the Subsequent Share Price, multiplied by 1.5, less (Y) the Commitment Shares. The “Commitment Value” shall mean the product of the Commitment Shares multiplied by the closing price of the Company’s common stock on the Closing Date of each Note. Any additional shares of Common Stock issuable as defined in the Notes (“True-up Shares”), if required to be issued shall be issued provided however, that in no event shall the holder be entitled to receive shares of common stock in excess of the amount that would result in beneficial ownership by the holder and its affiliates of 4.99% of the outstanding shares of Common Stock at that time. For purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The Company shall at all times reserve shares of its Common Stock for Holder in an amount equal to 300% multiplied by (X) the quotient of the Commitment Value divided by the lowest traded price of the Common Stock during the five Trading Days immediately preceding the respective date of calculation, multiplied by 1.5, less (Y) the Original Shares. At the inception of the respective Notes, the value of the true-up shares is based on a fixed monetary amount known at inception to be settled with a variable number of shares if triggered which reflects stock settled debt. Therefore, the Commitment Share True-up had an aggregate fixed monetary value of $226,456 which is reflected as liability to be settled with common stock in the accompanying condensed consolidated balance sheets.

Derivative Liabilities Pursuant to Convertible Notes

In connection with the issuance of the January 2021 Financings and March 2021 Financings (collectively referred to as “Notes”), the Company determined that the terms of the Notes contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon an event of default, which includes events not within the control of the Company. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Monte Carlo valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the three months ended March 31, 2021, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $121,706 was recorded as derivative liabilities and debt discount.

Additionally, in connection with the Notes, Company issued an aggregate of 404,385 shares of common stock and an aggregate of 375,000 warrants as commitment fees (see Note 9). The Company also issued additional 133,250 warrants as commitment fees (see Note 9), in connection with a debt modification of the December Note II and January Note I. These common shares and warrants were valued, in aggregate, at $322,744 using the relative fair value method and recorded as debt discount to be amortized over the term of the Notes.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $150,006 for the three months ended March 31, 2021.

During the three months ended March 31, 2021, the fair value of the derivative liabilities was estimated at issuance and at the March 31, 2021, using the Monte Carlo Valuation Model with the following assumptions:

March 31, 2021
Dividend rate	—%
Term (in years)	0.74 to 1 year
Volatility	100%
Risk—free interest rate	0.07 to 0.11%
Default probability	25% to 30%

For the three months ended March 31, 2021, amortization of debt discounts related to the convertible notes amounted to $295,563, included as interest expense on the accompanying condensed consolidated statements of operations. At March 31, 2021, and December 31, 2020 the unamortized debt discount was $731,673 and $305,524 respectively.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 5 - NOTES PAYABLE

Notes payable is summarized below:

March 31, 2020
(Unaudited)
Principal amount	$171,612
Less: current portion	(27,203)
Notes payable - long term portion	$144,409

Minimum principal payments under notes payable are as follows:

Remaining in December 31, 2021	$20,068
Year ended December 31, 2022	6,350
Year ended December 31, 2023	3,185
Year ended December 31, 2024	3,307
Year ended December 31, 2025	3,433
Thereafter	135,269
Total principal payments	$171,612

Paycheck Protection Program Loan

On April 8, 2020, the Company received federal funding in the amount of $14,612 through the Paycheck Protection Program (the “PPP”) of the CARES Act, administered by the U.S. Small Business Administration (“SBA”). The PPP note bears an interest rate 0.98% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing six months after the effective date of the PPP note, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the lender and the Company. The PPP note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the lender, or breaching the terms of the PPP note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP note. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. As of March 31, 2021, the PPP note had an outstanding principal balance of $14,612 and accrued interest of $142, reflected in the accompanying condensed consolidated balance sheets under accrued expense and other liabilities.

On April 28, 2021, the SBA authorized forgiveness of the outstanding principal balance of $14,612 and all accrued interest payable of the Company’s PPP loan (see Note 11).

Economic Injury Disaster Loan

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of March 31, 2021, the SBA Note had an outstanding principal balance of $150,000 and accrued interest of $4,423, reflected in the accompanying balance sheets under accrued expense and other liabilities.

On June 26, 2020, in connection SBA Loan Agreement, the Company received a grant that does not have to be repaid, in the amount of $5,000 and was recorded as other income.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

November Note Payable

On November 12, 2020, the Company entered into a Note Agreement with an investor for the sale of the Company’s note (the “Note”). Pursuant to the terms provided for in the Note Agreement, the Company issued to the investor a Note and the Company received proceeds in the amount of $7,000. The Note bears an interest of 5% per annum and matures on November 12, 2021. The Company may prepay all or any portion of the interest and the unpaid principal balance of this Note at any time, or from time to time, without penalty or premium. As of March 31, 2021, the Note had an outstanding principal balance of $7,000 and accrued interest of $133, reflected in the accompanying condensed consolidated balance sheets under accrued expense and other liabilities.

NOTE 6 – ADVANCE PAYABLE

On August 5, 2020, the Company entered into a capital advance agreement (the “Third Advance Agreement”) with Shopify. Under the terms of the Third Advance Agreement, the Company has received $49,000 of principal and will repay $55,370 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. In 2020, the Company paid $47,328 of the principal balance and the advance had an outstanding balance $1,672. During the three months ended March 31, 2021, the Company paid the advance in full and there was no balance outstanding as of March 31, 2021.

On November 17, 2020, the Company entered into a capital advance agreement (the “Fourth Advance Agreement”) with Shopify. Under the terms of the Fourth Advance Agreement, the Company has received $63,000 of principal and will repay $71,190 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. As of December 31, 2020, the advance had outstanding principal balance of $63,000. During the three months ended March 31, 2021, the Company paid $23,759 of the principal balance. As of March 31, 2021, the advance had an outstanding balance of $39,241, presented in advances payable on the accompanying condensed consolidated balance sheets.

On December 10, 2020, the Company entered into a working capital agreement (the “First PayPal Advance Agreement”) with PayPal. Under the terms of the Fifth Advance Agreement, the Company received net proceeds of $17,000, net of $1,840 loan fee for a total principal amount of $18,840. and will repay the principal and by remitting The Company shall pay a minimum payment every 90-days beginning at the end of the Cancellation Period and ending when the Total Payment Amount has been delivered to Lender. The minimum payment is due in each 90-day period, irrespective of the amount paid in any previous 90-day period. The minimum payment is 5% of the principal amount for loans expected to be repaid in 12 months or more and 10% of the principal amount for loans expected to be repaid in less than 12 months (based on the Company’s account history). In 2020, the Company paid $5,015 of principal balance and the advance had an outstanding balance of $13,825 as of December 31, 2020. During the three months ended March 31, 2021, the Company paid $10,179 of the principal balance. As of March 31, 2021, the advance had an outstanding balance of $3,646, presented in advance payable on the accompanying condensed consolidated balance sheets.

On March 29, 2021, the Company entered into a capital advance agreement (the “Fifth Advance Agreement”) with Shopify. Under the terms of the Fifth Advance Agreement, the Company has received $23,000 of principal and will repay $25,990 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The advance had an outstanding balance of $23,000, presented as advances payable on the accompanying condensed consolidated balance sheets.

NOTE 7 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Beginning balance	$48,311	$10,365
Sale of gift cards	19,675	99,322
Revenue from breakage	—	(17,114)
Total gift card redemptions	(31,519)	(44,262)
Ending balance	$36,467	$48,311

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 8 – RELATED PARTY TRANSACTION

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount paid to the related entity during the three months ended March 31, 2021 and 2020 were $42,335 and $18,582, respectively, which is included in cost of goods sold on the statement of operations.

See also disposal of the RTD Business with related party in Note 3 – Acquisition of Home Bistro Holdings and Disposal of the Discontinued Operations of the RTD Business.

See also related party convertible note in Note 4 - March 2021 Note III – Related Party.

NOTE 9 – STOCKHOLDERS’ DEFICIT

On September 14, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to effect a 1 for 31.993 reverse stock split of its common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, stock warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the condensed consolidated financial statements to reflect the reverse stock split (see Note 1 and Note 3).

Shares Authorized

On April 7, 2020, the Board of Directors of the Company approved the increase of the authorized shares of the common stock to 1,000,000,000 from 600,000,000 (see Note 1).

Preferred Stock

As of March 31, 2021 and December 31, 2020, there were no outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (see above Stocks Issued Pursuant to Recapitalization).

Common Stock

Common stock for commitment fee with convertible notes payable

●	On January 12, 2021, the Company issued 29,385 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement (see Note 4), valued at $17,297 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On January 27, 2021, the Company issued 150,000 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement (see Note 4), valued at $85,981 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 22, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $6,949 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 29, 2021, the Company issued 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $24,504 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 50,000 shares of common stock to a related party investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $23,718 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $11,845 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 31, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $36,499 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Stock Options

A summary of the Company’s outstanding stock options as of March 31, 2021 and changes during the period ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	60,638	$3.20	0.03	$—
Expired	(60,368)	$—	—	—
Balance at March 31, 2021	—	$—	—	$—

Stock Warrants

●	On January 27, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $31,821 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 22, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $1,346 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 25, 2021, the Company issued warrant to purchase up to 78,250 shares of common to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $4,227 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $8,350 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a related party investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $7,924 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 30, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $3,957 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $12,352 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 55,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $6,173 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

The Company used the Binomial pricing model to determine the fair value of its warrants which requires the Company to make several key judgments including:

●	the expected life of issued stock warrants;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yields to be realized over the life of the stock warrants; and

●	the risk-free interest rate over the expected life of the stock warrants.

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term and was estimated to be 2.5 years. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the average historical volatility of comparative companies and expected divided yield was estimated to be zero.

Dividend rate	—%
Term (in years)	2.5 years
Volatility	69% to 70%
Risk-free interest rate	0.15% to 0.26%

A summary of the Company’s outstanding stock warrants as of March 31, 2021 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2020	11,278,212	$0.03	9.3
Issued pursuant to note amendment (see Note 4)	133,250	2.50	4.9
Issued pursuant to financing (see Note 4)	375,000	2.50	4.9
Balance on March 31, 2021	11,786,462	$0.14	8.9
Stock warrants exercisable on March 31, 2021	11,786,462	$0.14	8.9

Certain exercisable stock warrants had per share intrinsic value of $0.89 to $0.92 at March 31, 2021, totalling $10,014,980.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. The former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. As of March 31, 2021 and December 31, 2020, the balance remaining due on this obligation were $25,400 and $26,400, respectively, included in accounts payable on the accompanying condensed consolidated balance sheets.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement also referred to herein as Market Period. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars also referred to herein as Total Investment in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying condensed consolidated balance sheets as a long-term liability, Common stock repurchase obligation, and reduction of additional paid in capital upon entering the Put Option Agreement. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. During the three months ended March 31, 2021, the Company re-assessed the repurchase obligation and pursuant to the agreement recorded a reduction of $145,634 for net proceeds realized by the stockholder on sale of Company common stock which was reclassified to additional paid in capital. As of March 31, 2021 and December 31, 2020, the Company had $1.2 and $1.3 million of common stock repurchase obligation outstanding, respectively.

Joint Product Development and Distribution Agreement

Corlich Enterprises, Inc

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

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. Royalties will be accrued over the term of the Development Agreement, to be included in cost of sale. In 2020, the Company accrued $36,403 of royalty fee. During the three months ended March 31, 2021, the Company accrued $27,303 of royalty fee. As of March 31, 2021, a total of $63,706 accrued royalty fee reflected as accrued expense and other liabilities in the accompanying condensed consolidated balance sheets.

Red Velvet XOXO, LLC

On March 19, 2021, the Company and Red Velvet XOXO LLC, a New York corporation (“Red Velvet”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date. The Development Agreement shall remain in effect for twelve months from the effective date unless sooner terminated as hereinafter provided, or unless extended by mutual agreement of the Parties. Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of desserts, marketed and sold exclusively utilizing Red Velvet’s recipes (the “Red Velvet Desserts”) under the Home Bistro label, under the terms and conditions of the Development Agreement.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

For the use of Red Velvet Desserts and all associated intellectual property for the benefit of the Red Velvet Desserts, Bistro shall pay to Red Velvet the following: (i) 10% of all Net Revenue generated from the sale of the Red Velvet Desserts (the “Velvet Desserts Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Red Velvet Desserts less discounts and returns. The Velvet Desserts Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Red Velvet Desserts dedicated code was used at the time of purchase (“Velvet Desserts Commission”). The Velvet Desserts Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Commission was earned. As of March 31, 2021, there were no payments accrued or paid under the Development Agreement.

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

Revenue Share Agreement

On March 30, 2021, the Company closed a Revenue Share Agreement (“Agreement”) with a lender pursuant to which the Company agreed to sell, assign and transfer to the lender and the lender agreed to purchase from the Company, all of the Company’s right, title and interest in its future receivables amounting to $74,200 (“Specified Amount”) and $70,000 (“Purchase Price” or “Advance”) of this amount shall be made available to the Company. Pursuant to the Agreement, prior to the lender making the amount of the Advance available for use (even if the Company choose not to spend any or all of the Advance); (a) the Company will deliver, and will cause to be delivered, on each day to the lender, 20% of future receivables and 25% of future receivables after the 121st day from and including the closing date (“Applicable Percentage”) until the lender receive the specified Amount and; (b) the Company acknowledge that good, sufficient and valuable consideration has been received. The Company will only use the Advance for the purchase of products or services necessary to operate its business as defined in the Agreement. As of March 31, 2021, no receivables were sold, assigned or transferred to the lender and no Advance was made available to the Company.

NOTE 11 - SUBSEQUENT EVENTS

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Common Stock Issuance

On April 20, 2021, the Company issued an aggregate of 2,000,000 shares of common stock with an aggregate grant date fair value of $1,530,000 or $0.765 per share, to two consultants pursuant to a consulting agreement.

On April 29, 2021, the Company issued 25,000 shares of common stock with an aggregate grant date fair value of $24,750 or $0.99 per share, to a board member as stock-based compensation.

Convertible Debt

April Financing

On April 7, 2021, the Company closed a Securities Purchase Agreement dated March 29, 2021 (the “April 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the April 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $165,000 (the “April 2021 SPA I”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 75,000 shares of common stock (the “April 2021 Warrant I”, and together with the April 2021 SPA I and the April 2021 Note I, the “April 2021Agreements I”). The 75,000 shares of common stock and 75,000 warrant issued shall be valued, using the relative fair value method and recorded as a debt discount. The April 2021 Note I mature on March 30, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the April 2021 Note I immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $19,800 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the April 2021 Note I at any time or times on or after the occurrence of an Event of Default. The April 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The April 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The April 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended.

The April 2021 Warrant I, issued to the investor as commitment fee, provides for the right to purchase up to 75,000 shares of common stock; (i) shall be valued using the relative fair value method and recorded as a debt discount; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

April 2021 Agreements I, included a Commitment Share True-Up provision whereby if during the period beginning on the six-month anniversary of the date of the closing date and ending on the later of (i) the maturity date, or (ii) the date on which the April 2021 Note I, is fully satisfied and cancelled (the “True-Up Period”), the then lowest traded price of the Company’s common stock (“Common Stock”) for any Trading Day within the True-Up Period (“Subsequent Share Price”), as reported on the Company’s principal market, is less than the closing price of the Company’s common stock on the closing date of the note, then the Company shall, within three (3) trading days of holder’s provision of written notice in (“True-Up Notice”), issue and deliver to the holder an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to (X) the quotient of the Commitment Value (as defined below) divided by the Subsequent Share Price, multiplied by 1.5, less (Y) the Commitment Shares. The “Commitment Value” shall mean the product of the Commitment Shares multiplied by the closing price of the Company’s common stock on the Closing Date of the note. Any additional shares of Common Stock issuable as defined in the April 2021 Note I (“True-up Shares”), if required to be issued shall be issued provided however, that in no event shall the holder be entitled to receive shares of common stock in excess of the amount that would result in beneficial ownership by the holder and its affiliates of 4.99% of the outstanding shares of Common Stock at that time. For purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The Company shall at all times reserve shares of its Common Stock for Holder in an amount equal to 300% multiplied by (X) the quotient of the Commitment Value divided by the lowest traded price of the Common Stock during the five Trading Days immediately preceding the respective date of calculation, multiplied by 1.5, less (Y) the Original Shares.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

May Financing

On May 10, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $132,000 (the “May 2021 SPA I”) with the Company receiving $120,000 in net proceeds, net of $12,000 of OID; (ii) issued 60,000 shares of common stock (the “First Commitment Shares”) as commitment fee and shall issue 165,000 shares of common stock (the “Second Commitment Shares”) issued as a returnable commitment fee, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 60,000 shares of common stock (the “May 2021 Warrant I”, and together with the May 2021 SPA I and the May 2021 Note I, the “May 2021Agreements I”). The 60,000 shares of common stock and 60,000 warrant issued shall be valued, using the relative fair value method and recorded as a debt discount. The May 2021 Note I mature on May 10, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date; in an event of default, the interest rate shall increase to 16% per annum. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $15,667 due on the first day of each month, beginning August 9, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note I at any time or times on or after the occurrence of an event of default. The May 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The May 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended.

The May 2021 Warrant I, issued to the investor as commitment fee, provides for the right to purchase up to 60,000 shares of common stock; (i) shall be valued using the relative fair value method and recorded as a debt discount; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

May 2021 Agreements I, included a Commitment Share True-Up provision whereby if during the period beginning on the six-month anniversary of the date of the closing date and ending on the later of (i) the maturity date, or (ii) the date on which the May 2021 Note I, is fully satisfied and cancelled (the “True-Up Period”), the then lowest traded price of the Company’s common stock (“Common Stock”) for any Trading Day within the True-Up Period (“Subsequent Share Price”), as reported on the Company’s principal market, is less than the closing price of the Company’s common stock on the closing date of the note, then the Company shall, within three (3) trading days of holder’s provision of written notice in (“True-Up Notice”), issue and deliver to the holder an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to (X) the quotient of the Commitment Value (as defined below) divided by the Subsequent Share Price, multiplied by 1.5, less (Y) the Commitment Shares. The “Commitment Value” shall mean the product of the Commitment Shares multiplied by the closing price of the Company’s common stock on the Closing Date of the note. Any additional shares of Common Stock issuable as defined in the May 2021 Note I (“True-up Shares”), if required to be issued shall be issued provided however, that in no event shall the holder be entitled to receive shares of common stock in excess of the amount that would result in beneficial ownership by the holder and its affiliates of 4.99% of the outstanding shares of Common Stock at that time. For purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The Company shall at all times reserve shares of its Common Stock for Holder in an amount equal to 300% multiplied by (X) the quotient of the Commitment Value divided by the lowest traded price of the Common Stock during the five Trading Days immediately preceding the respective date of calculation, multiplied by 1.5, less (Y) the Original Shares.

PPP Note Payable Forgiveness

On May 28, 2021, the Small Business Administration (SBA) has authorized forgiveness of the outstanding principal balance of $14,612 and all accrued interest payable of the Company’s PPP loan (see Note 5).

Joint Product Development and Distribution Agreement

On April 13, 2021, the Company and Roblé Ali (“Roblé”), celebrity chef and reality TV personality “Chef Roblé & Co.” (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date. The Development Agreement shall remain in effect for two years from the effective date unless sooner terminated as defined in the agreement. Pursuant to the Development Agreement, the Parties shall jointly contribute and be responsible for the development of the Roblé Meals, under the terms and conditions of the Development Agreement.

For the use of Roblé Meals and all associated intellectual property for the benefit of the Roblé Meals, the Company shall pay to Roblé the following: (i) 10% of all Net Revenue generated from the sale of the Roblé Meals (the “Roblé Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Roblé Meals less discounts and returns. The Roblé Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Roblé Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Roblé dedicated code was used at the time of purchase (“Roblé Commission”). Upon execution of the Development Agreement, the Company shall provide Roblé with a dedicated code to publicly share for a mutually agreed upon percent off any purchase of Home Bistro and Prime Chop brand orders. The Company shall ensure that the code is valid and in effect for the entire Term. The Roblé Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Roblé Commission was earned.

In addition, subject to the terms and conditions of this Development Agreement, The Company shall pay to Roblé a guaranteed minimum compensation of $36,0000 for twelve months (the “GMC”) as follows: (i) $9,000 upon Bistro’s receipt and approval of all recipes submitted by Roblé; (ii) $9,000 upon the commencement of selling of the Roblé Meals (“Selling Date”); (iii) $3,000 per month for a period of six months, commencing the month immediately following the Selling Date. The total aggregate compensation paid to Roblé shall be reduced by the GMC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On May 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a newly created wholly-owned subsidiary of the Company (“Merger Sub”), and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (presently known as Home Bistro Holdings, Inc., a Nevada corporation) (“Home Bistro Holdings”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro Holdings, with Home Bistro Holdings becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). Pursuant to the terms of the Merger Agreement, Home Bistro Holdings filed a Certificate of Merger with the Nevada Secretary of State on May 20, 2020.

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

On May 20, 2020, Mr. Zalmi Duchman was appointed the Chief Executive Officer of Home Bistro Holdings and a member of the Board of Directors, and Michael Finkelstein and Michael Novielli were appointed as directors of the Company, replacing Roy G. Warren, Jr., Mike Edwards and Bruce Zanca, who resigned as directors of the Company subsequent to the Merger.

On September 14, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to effect (i) a 31.993-for-1 reverse stock split of its common stock, par value $0.001 per share, with fractional shares rounding up to the nearest whole share (the “Reverse Stock Split”), and (ii) the change of the Company’s name from “Gratitude Health, Inc.” to “Home Bistro, Inc.”. The new CUSIP number for the Common Stock following the Reverse Stock Split is 43706U100.

On September 25, 2020, the Company entered into, and closed the transactions contemplated by, that certain Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Gratitude Keto Holdings, Inc., a Florida corporation (the “Buyer” or “Gratitude Keto”), and the holder of 250,000 of the Company’s issued and outstanding shares of Series B Preferred Stock, $0.001 par value per share (such stock, the “Series B Preferred Stock”, and such stockholder, the “Stockholder”). Pursuant to the Asset Purchase Agreement, among other things, the Company agreed to sell to the Buyer all of the Company’s business, assets and properties used, or held or developed for use, in its functional RTD Business, and the Buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business. Furthermore, in connection with the Asset Purchase Agreement, the Buyer returned the 250,000 shares of Series B Preferred Stock held by the Stockholder which was then cancelled by the Company upon return. As a result, the Company has no outstanding shares of preferred stock. Additionally, the RTD Business activities were reclassified and reported as part of “discontinued operations” for all periods presented on the consolidated statements of operations. In addition, the Company assumed an accounts payable liability in the amount of $14,000 related to accounting expenses of the RTD Business for a period prior to the Merger. Pursuant to the Asset Purchase Agreement, the Buyer reimbursed the Company for the accounting expenses in amount of $14,000, of which $7,000 was payable in cash and the balance in form of a promissory note dated September 25, 2020 in the amount of $7,000. The promissory note bears an interest rate of 5% per annum, matures on May 25, 2021 and is payable in monthly instalments of $1,000 commencing on Prior the Merger, the Company was solely engaged in manufacturing, selling and marketing functional RTD Business sold under the Company’s trademarks. Following the Merger and prior to the Divestiture (as defined below), the Company provided high quality, direct-to-consumer, ready-made meals at www.homebistro.com, and restaurant quality meats and seafood through its Colorado Prime brand. Following the Divestiture, this became the sole business of the Company. Home Bistro Holdings is uniquely positioned to take advantage of the developing market opportunity generated by consumers’ growing demand for prepared meals ordered online and delivered to their homes.

On September 22, 2020, the Company implemented its strategy to produce and market celebrity chef inspired gourmet meals with the signing of a joint product development and distribution agreement with Corlich Enterprises, Inc. to collaboratively develop a brand of meals created by Iron Chef, Cat Cora (see Note 10 – Commitments and Contingencies). In furtherance of its celebrity chef inspired meal strategy, on March 15, 2021, the Company entered into partnership with celebrity chef Daina Falk, the author of “The Hungry Fan’s Game Day Cookbook” whereby Home Bistro will collaborate with Ms. Falk to create a line of meals inspired by her unique tailgate food technique. On March 30, 2021, the Company announced its partnership with Red Velvet NYC, a provider of do-it-yourself gourmet banking kits through which Home Bistro will offer fully prepared desserts from recipes created and developed by Red Velvet NYC.

Recent Developments

Subsequent to March 31, 2021, Home Bistro announced a partnership with celebrity chef Roblé Ali, founder of Roblé & Co., a cater to celebrities and VIPs, on May 19, 2021. The Company also announced its plans to upgrade its packaging to “vacuum skin-packaging” to enhance the visual and convenience of its meal offerings.

Results of Operations

For the Three Months Ended March 31, 2021 and 2020

Product Sales

During the three months ended March 31, 2021 and 2020, revenues were $350,474 and $305,765, respectively, an increase of approximately $46,700 or 15%. The current year sales include $49,963 related to the Company’s celebrity chef program, Cat Cora Meals.

Cost of Sales

Since the Company implemented its own kitchen operations in July 2020, its primary components of cost of sales are raw materials and direct kitchen labor and, with the introduction of the Company’s celebrity chef program in the fourth quarter of 2020, it now incurs associated royalty fees.

During the three months ended March 31, 2021 and 2020, the Company had total cost of sales of $282,386 and $191,591, respectively. In 2021 $27,303 of royalty fees associated with the Company’s celebrity chef program was included in cost of sales and in 2020 the Company relied on third-party co-packers to prepare, fulfill and ship customer orders. Excluding royalty fees, cost of sales as a percent of product sales increased to 73% in 2021from 63% in the comparable in 2020. The increase was due to the Company’s decision to conduct a trial test of free shipping. With the completion of the test, the Company is assessing its results.

Operating Expenses

For the three months ended March 31, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended March 31,
	2021	2020
Compensation and related expenses	$76,500	$92,519
Professional and consulting expenses	198,188	36,734
Selling and marketing expenses	72,441	31,711
General and administrative expenses	91,210	30,361
Total	$438,339	$191,325

●	Compensation and related expenses:

During the three months ended March 31, 2021, compensation and related expenses amounted to $76,500 as compared to $92,519 for the three months ended March 31, 2020, a decrease of $16,019 or 17%. The decrease was primarily attributable to employees’ stock-based compensation during the three months ended March 31, 2020.

●	Professional and consulting expenses:

During the three months ended March 31, 2021, professional and consulting expenses amounted to $198,188 as compared to $36,734 for the three months ended March 31, 2020, an increase of $161,454 or 440%. The increase was primarily due to increase in investor relations expenses of $118,300 in 2021 associated with the filing of our Form 1-A on May 1, 2021.

●	Selling and marketing expenses:

During the three months ended March 31, 2021, selling and marketing expenses amounted to $72,441 as compared to $31,711 for the three months ended March 31, 2020, an increase of $40,730, or 128%. The increase was primarily due expansion of our multi-channel digital marketing strategy and the introduction of its celebrity chef program.

●	General and administrative expenses:

During the three months ended March 31, 2021, general and administrative expenses amounted to $91,210 as compared to $30,360 for the three months ended March 31, 2020, an increase of $60,849 or 200%. The increase primarily due to the inclusion of the Company’s kitchen operations launched in July 2020.

Loss from Operations

During the three months ended March 31, 2021, operating loss from operations amounted to $370,251 as compared to $79,151 for the three months ended March 31, 2020, an increase of $291,100 or 368%. The increase was due to the changes discussed above.

Other Expense, net

During the three months ended March 31, 2021, other expense, net amounted to $151,283 as compared to other expense, net of $840 for the three months ended March 31, 2020, an increase in other income, net of $150,443 or 17,910%. The change was primarily due to increase in interest expense of $327,078 offset by an increase in gain on extinguishment of debt of $26,629 and an increase in gain from change in fair value of derivative liabilities of $150,006.

Net Loss

During the three months ended March 31, 2021, we had a net loss of $521,534 or $(0.03) per common share (basic and diluted), compared to a net loss of $79,991 or $(0.01) per common share (basic and diluted) for the three months ended March 31, 2020, an increase of $441,543 or 552%. The increase was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $824,878 and cash of $523,592 as of March 31, 2021 and a working capital deficit of $466,178 and cash of $447,354 as of December 31, 2020.

	March 31, 2021	December 31, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$607,263	$480,942	$(126,321)	26%
Total current liabilities	(1,432,141)	(947,120)	485,021	51%
Working capital deficit:	$(824,878)	$(466,178)	$358,700	77%

The increase in working capital deficit was primarily attributable to an increase in current assets of $(126,321) offset by increase in current liabilities of $485,021, due to the issuance of convertible notes due within twelve months.

Cash Flows

The following table provides detailed information about our net cash flows:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(366,048)	$3,759
Net cash used in investing activities	(113,755)	-
Net cash provided by financing activities	556,041	21,668
Net change in cash	$76,238	$25,427

Net Cash Provided by (Used in) Operating Activities:

Net cash (used in) operating activities was $(366,048) for the three months ended March 31, 2021 as compared to net cash provided by operating activities of $3,759 for the three months ended March 31, 2020, a change of $369,807 or 9,838%.

●	Net cash used in operating activities for the three months ended March 31, 2021 primarily reflected our net loss of $521,534 adjusted for the add-back on non-cash items such as depreciation expense of $264, gain on debt extinguishment of $26,629, amortization of debt discount of $295,563, gain on change in fair value of derivative liability of $150,006 and changes in operating asset and liabilities consisting of an increase of prepaid expenses and other current assets of $50,083, and an increase accounts payable of $126,873 offset by a decrease in accrued expense and other liabilities of $28,652 and a decrease in unredeemed gift cards of $11,844.

●	Net cash used in operating activities for the three months ended March 31, 2020 primarily reflected our net loss of $79,991 adjusted for the add-back on non-cash items such as stock-based compensation of $45,824 and changes in operating asset and liabilities consisting of an increase in accounts payable of $180, and an increase in accrued expense and other liabilities of $42,870 offset by a decrease in unredeemed gift cards of $5,124.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $113,755 for the three months ended March 31, 2021 as compared to nil for the three months ended March 31, 2020, an increase of $113,775 or 100%.

●	Net cash used in investing activities for the three months ended March 31, 2021 consisted of acquisition of property and equipment in the amount of $113,775.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $556,041 for the three months ended March 31, 2021 as compared to $21,668 for the three months ended March 31, 2020, an increase of $534,373 or 2,466%.

●	Net cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds from notes payable, net of discount of $755,000, notes payable – related party, net of discount of $100,000 and advance payable of $23,000 offset by repayments of note payable of $286,349 and advance payable of $35,610.

●	Net cash provided by financing activities for the three months ended March 31, 2020 consisted of repayments of proceeds from sale of warrants of $25,000 offset by repayments of notes – in default of $500 and advance payable of $2,832.

Cash Requirements

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. Notwithstanding the foregoing, the Company received a loan in the aggregate amount of $14,612 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“PPP Loan”), and a loan in the aggregate amount of $150,000 from the SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Subsequent to March 31, 2021, the SBA forgave the outstanding principal of $14,612 and all accrued interest payable of the PPP Loan.

We are dependent on our product sales to fund our operations and may require the sale of additional common stock and preferred stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

Going Concern

 The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2021, the Company had net loss and cash used in operations of $521,534 and $366,048, respectively. At March 31, 2021, the Company had an accumulated deficit, stockholders’ deficit, and working capital deficit of $6,854,923, $2,007,434 and $824,878, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2021 was primarily from the third-party advances and sale of common stock. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2021 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements. We believe the critical accounting policies in Note 2 to the condensed consolidated financial statements appearing in the consolidated financial statements for the three months ended March 31, 2021 affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of March 31, 2021 and December 31, 2020 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of receivables and note receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions and derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

ITEM 4. CONTROLS AND PROCEDURES

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

With respect to the quarterly period ending March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of March 31, 2021:

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) for the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended March 31, 2021, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	On January 12, 2021, the Company issued 29,385 shares of common stock, to a non-affiliate investor as commitment fees pursuant to a Securities Purchase Agreement, valued at $17,297 using the relative fair value method which was recorded as debt discount to be amortized over the life of the note.

2.	On January 27, 2021, the Company issued 150,000 shares of common stock and 150,000 warrant to purchase shares of the Company’s common stock, to a non-affiliate investor as commitment fees pursuant to a Securities Purchase Agreement, valued at $85,981 and $31,821, respectively, using the relative fair value method which was recorded as debt discount to be amortized over the life of the note.

3.	On March 22, 2021, the Company issued 25,000 shares of common stock and 25,000 warrant to purchase shares of the Company’s common stock, to a non-affiliate investor as commitment fees pursuant to a Securities Purchase Agreement, valued at $6,949 and $1,346, respectively, using the relative fair value method which was recorded as debt discount to be amortized over the life of the note.

4.	On March 25, 2021, the Company issued 78,250 warrant to purchase shares of the Company’s common stock, to a non-affiliate investor as additional commitment fees pursuant to a note amendment, valued at $4,227, using the relative fair value method which was recorded as debt discount to be amortized over the life of the note.

5.	On March 29, 2021, the Company issued 50,000 shares of common stock and 50,000 warrant to purchase shares of the Company’s common stock, to a non-affiliate investor as commitment fees pursuant to a Securities Purchase Agreement, valued at $24,504 and $8,350, respectively, using the relative fair value method which was recorded as debt discount to be amortized over the life of the note.

6.	On March 30, 2021, the Company issued 50,000 shares of common stock and 50,000 warrant to purchase shares of the Company’s common stock, to related party investor as commitment fees pursuant to a Securities Purchase Agreement, valued at $23,718 and $7,924, respectively, using the relative fair value method which was recorded as debt discount to be amortized over the life of the note.

7.	On March 30, 2021, the Company issued 25,000 shares of common stock and 25,000 warrant to purchase shares of the Company’s common stock, to a non-affiliate investor as commitment fees pursuant to a Securities Purchase Agreement, valued at $11,845 and $3,957, respectively, using the relative fair value method which was recorded as debt discount to be amortized over the life of the note.

8.	On March 31, 2021, the Company issued 75,000 shares of common stock and 75,000 warrant to purchase shares of the Company’s common stock, to a non-affiliate investor as commitment fees pursuant to a Securities Purchase Agreement, valued at $36,499 and $12,352, respectively, using the relative fair value method which was recorded as debt discount to be amortized over the life of the note.

9.	On March 31, 2021, the Company issued 55,000 warrant to purchase shares of the Company’s common stock, to a non-affiliate investor as additional commitment fees pursuant to a note amendment, valued at $6,173, using the relative fair value method which was recorded as debt discount to be amortized over the life of the note.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No	Description
2.1	Agreement and Plan of Merger dated May 20, 2020, by and among Gratitude Health, Inc., Fresh Market Merger Sub, Inc. and Home Bistro, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2017).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).
4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).
10.1	Loan Authorization and Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.2	Note, dated June 17, 2020, by Home Bistro, Inc. for the benefit of the U.S. Small Business Administration (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.3	Security Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.4	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
10.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
10.6	Form of Lock-Up and Leak-Out Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
10.7	Put Option Agreement, dated May 20, 2020, between the Company and the stockholder named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
10.8	Securities Purchase Agreement dated December 18, 2020, by and between Home Bistro, Inc. and Labrys Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.9	Self-Amortization Promissory Note, dated December 18, 2020, issued to Labrys Fund, LP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.10	Securities Purchase Agreement dated December 28, 2020, by and between Home Bistro, Inc. and FirstFire Global Opportunities Fund, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.11	Self-Amortization Promissory Note dated December 28, 2020, issued to FirstFire Global Opportunities Fund, LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021)
10.12	Registration Rights Agreement dated December 28, 2020, by and between Home Bistro, Inc. and FirstFire Global Opportunities Fund, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021)
10.13	Securities Purchase Agreement dated January 27, 2021, by and between Home Bistro, Inc. and Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.14	Convertible Note, dated January 27, 2021, issued to Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.15	Warrant to Purchase Shares of Common Stock, dated January 27, 2021, issued to Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.16	Securities Purchase Agreement dated January 12, 2021, by and between Home Bistro, Inc. and GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
10.17	Self-Amortization Promissory Note, dated January 12, 2020, issued to GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
31.1*	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BISTRO, INC.

Date: May 17, 2021	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)