Form 10-Q
period 2021-06-30
Home Bistro, Inc. /NV/
filed 2021-08-16
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021,

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56222

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

The number of outstanding shares of Home Bistro, Inc.’s common stock as of August 6, 2021 was 29,319,724.

 HOME BISTRO, INC. AND SUBSIDIARY

FORM 10-Q

JUNE 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$256,245	$447,354
Prepaid expenses and other current assets	89,644	28,588
Note receivable	-	5,000

Total Current Assets	345,889	480,942

OTHER ASSETS:
Property and equipment, net	106,357	2,728

Total Assets	$452,246	$483,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$355,133	$352,466
Accrued expenses and other liabilities	94,015	126,273
Liabilities to be settled with common stock	267,308	-
Convertible notes payable, net of debt discount	723,847	141,476
Convertible notes payable - related party, net of debt discount	50,786	-
Notes payable - current portion	13,383	20,068
Advances payable	54,163	78,497
Derivative liabilities	103,858	180,029
Unredeemed gift cards	38,321	48,311

Total Current Liabilities	1,700,814	947,120

LONG-TERM LIABILITIES:
Notes payable - long-term portion	143,617	151,544
Common stock repurchase obligation	1,055,094	1,300,000

Total Liabilities	2,899,525	2,398,664

Commitments and contingency (Note 10):

STOCKHOLDERS’ DEFICIT:
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Convertible Series B Preferred stock: $0.001 Par Value; 500,000 Shares Authorized; nil shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 22,217,359 and 19,123,768 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	22,217	19,123
Additional paid-in capital	5,791,377	4,399,272
Accumulated deficit	(8,260,873)	(6,333,389)

Total Stockholders’ Deficit	(2,447,279)	(1,914,994)

Total Liabilities and Stockholders’ Deficit	$452,246	$483,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Product sales, net	$309,161	$362,001	$659,635	$665,766

Cost of sales	256,541	227,129	538,927	418,720

Gross profit	52,620	134,872	120,708	247,046

Operating Expenses:
Compensation and related expenses	94,414	319,770	170,914	412,289
Professional and consulting expenses	771,182	179,706	969,370	216,440
Selling and marketing expenses	125,432	53,277	197,873	84,988
General and administrative expenses	89,267	79,392	180,477	109,753

Total Operating Expenses	1,080,295	632,145	1,518,634	823,470

Loss from Operations	(1,027,675)	(497,273)	(1,397,926)	(576,424)

Other Income (Expense):
Interest expense, net	(474,136)	(762)	(802,054)	(1,602)
Change in fair value of derivative liabilities	81,107	-	231,113	-
Gain on extinguishment of debt	-	-	26,629	-
Gain on forgiveness of debt	14,754	-	14,754	-
Other income	-	5,000	-	5,000

Total Other Income (Expense), net	(378,275)	4,238	(529,558)	3,398

Net Loss	$(1,405,950)	$(493,035)	$(1,927,484)	$(573,026)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and Diluted	$(0.06)	$(0.00)	$(0.18)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	21,739,404	587,591,570	20,485,667	503,422,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	-	$-	19,123,767	$19,123	$4,399,272	$(6,333,389)	(1,914,994)

Common stock issued as commitment fee	-	-	404,385	405	206,388	-	206,793

Warrants stock issued as commitment fee	-	-	-	-	76,667	-	76,667

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	145,634	-	145,634

Net loss	-	-	-	-	-	(521,534)	(521,534)

Balance at March 31, 2021	-	-	19,528,152	19,528	4,827,961	(6,854,923)	(2,007,434)

Common stock issued as stock-based compensation	-	-	25,000	25	24,725	-	24,750

Common stock issued for prepaid services	-	-	2,000,000	2,000	380,500	-	382,500

Common stock issued for cash	-	-	379,207	379	284,026	-	284,405

Common stock issued as commitment fee	-	-	285,000	285	125,131	-	125,416

Warrants stock issued as commitment fee	-	-	-	-	49,762	-	49,762

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	99,272	-	99,272

Net loss	-	-	-	-	-	(1,405,950)	(1,405,950)

Balance at June 30, 2021	-	$-	22,217,359	$22,217	$5,791,377	$(8,260,873)	$(2,447,279)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	-	$-	419,254,217	$419,254	$4,400,795	$(5,091,728)	$(271,679)

Common stock issued to a related party for cash	-	-	-	-	25,000	-	25,000

Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824

Net loss	-	-	-	-	-	(79,991)	(79,991)

Balance at March 31, 2020	-	-	419,254,217	419,254	4,471,619	(5,171,719)	(280,846)

Recapitalization of the Company	250,000	250	60,727,607	60,728	(255,702)	-	(194,724)

Common stock and warrants issued to a related party for cash	-	-	47,749	48	74,958	-	75,006

Common stock issued for cash	-	-	127,942,741	127,943	110,325	-	238,268

Accretion of stock-based compensation	-	-	-	-	168,017	-	168,017

Common stock repurchase obligation (see Note 3)	-	-	-	-	(1,300,000)	-	(1,300,000)

Net loss	-	-	-	-	-	(493,035)	(493,035)

Balance at June 30, 2020	250,000	$250	607,972,315	$607,973	$3,269,217	$(5,664,754)	$(1,787,314)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,927,484)	$(573,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,126	-
Stock-based compensation	24,750	213,841
Common stock for services	382,500	238,268
Gain on extinguishment of debt	(26,629)	-
Gain on forgiveness of debt	(14,754)	-
Amortization of debt discount	714,626	-
Change in fair value of derivative liabilities	(231,113)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(56,056)	2,279
Accounts payable	2,667	69,783
Accrued expense and other liabilities	(32,205)	-
Unredeemed gift cards	(9,990)	(1,428)
Net cash used in operating activities	(1,163,562)	(50,283)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisition	-	4,917
Acquisition of property and equipment	(113,755)	-
Net cash (used by) provided by investing activities	(113,755)	4,917
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of fees	284,405	100,006
Proceeds from notes payable	-	164,612
Proceeds from convertible note payable, net of debt discount	1,263,200	-
Proceeds from convertible note payable - related party, net of debt discount	100,000	-
Advance payable	97,200	10,000
Repayment of convertible notes payable	(537,062)	-
Repayment of note payable - in default	-	(3,500)
Repayments of advance payable	(121,535)	(28,192)
Net cash provided by financing activities	1,086,208	242,926
Net Change in Cash	(191,109)	197,560
Cash - beginning of period	447,354	7,137
Cash - end of period	$256,245	$204,697
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$55,198	$4,299
Income taxes	$-	$-
Non-cash investing and financing activities:
Initial amount of ROU asset and related liability	$-	$32,444
Reduction of the ROU asset and related liability	$-	$4,232
Termination of the ROU asset and related liability	$-	$25,426
Repurchase obligation pursuant to the Put Option Agreement	$-	$1,300,000
Reduction of the repurchase obligation pursuant to the Put Option Agreement	$244,906	$-
Common stock issued as commitment fee	$332,209	$-
Warrants issued as commitment fee	$126,429	$-
Fair value of true-up shares in connection with the commitment fee	$267,308	$-
Initial derivative liability recorded in connection with convertible notes payable	$181,571	$-
Net Liabilities Assumed in Reverse Acquisition:
Cash	$-	$4,917
Prepaid expenses	-	9,776
Operating right-of-use asset	-	32,444
Accounts payable and accrued liabilities	-	(209,417)
Operating right-of-use liability	-	(32,444)
Net liability assumed	$-	$(194,724)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These interim unaudited condensed consolidated financial statements for the period ending June 30, 2021 consist of the interim unaudited condensed consolidated balance sheets of the Company as of June 30, 2021 and the related interim unaudited condensed consolidated statements of operations, changes in stockholders’ equity deficit and cash flows for the three and six month periods ended June 30, 2021 and 2020, and the related notes, and reflect the acquisition of the Company’s new wholly-owned subsidiary, Home Bistro Holdings, which was consummated on April 20, 2020 and disposal of discontinued operations of its RTD Business on September 14, 2020, as more fully disclosed in Note 3.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the six months ended June 30, 2021, the Company had net loss and cash used in operations of $1,927,484 and $1,163,562, respectively. At June 30, 2021, the Company had an accumulated deficit, stockholders’ deficit, and working capital deficit of $8,260,873, $2,447,279 and $1,354,925, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2021 was primarily from the third-party advances and convertible notes payable. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of June 30, 2021 and December 31, 2020 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of receivables and note receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions and derivative liabilities.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of June 30, 2021 and December 31, 2020, the bank balance was in excess of FDIC insured levels by approximately $6,200 and $197,000, respectively. The Company has not experienced any losses in such accounts through June 30, 2021.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 4) and were as follows at June 30, 2021:

	June 30, 2021			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$103,858	$—	$—	$180,029

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

A roll forward of the level 3 valuation financial instruments is as follows:

Six Months Ended June 30, 2021
(Unaudited)
Balance at December 31, 2020	$180,029
Initial valuation of derivative liabilities included in debt discount	181,571
Reclassification of derivative liability to gain on debt extinguishment	(26,629)
Change in fair value of derivative liabilities	(231,113)
Balance at June 30, 2021	$103,858

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

Based on historical redemption patterns, a portion of issued gift cards are not expected to be redeemed (breakage). The Company uses the redemption recognition method for recognizing breakage related to unredeemed gift cards for which it has sufficient historical redemption information. Under the redemption recognition method, breakage revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. At least three years of historical data, which is updated annually, is used to estimate redemption patterns. Breakage revenue is included in product sales and the Company recorded nil for the three and six months ended June 30, 2021 and 2020 (see Note 7).

Cost of Sales

The Company’s policy is to recognize product related cost of sales in conjunction with revenue recognition, when the product costs are incurred which is upon delivery of product. Cost of sales includes the food and processing costs directly attributable to fulfillment and the delivery of the product to customers including both inbound and outbound shipping costs. In addition, the royalty fee related to the Joint Product Development and Distribution Agreement (see Note 10) was also included in cost of sales.

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $149,513 and $87,521 for the six months ended June 30, 2021 and 2020, respectively, and $69,393 and $57,260 for the three months ended June 30, 2021 and 2020, respectively. Shipping and handling costs charged to customers are included in sales.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $189,973 and $84,988, for the six months ended June 30, 2021 and 2020, respectively, and $117,532 and $53,277 for the three months ended June 30, 2021 and 2020, respectively, are presented on the accompanying condensed consolidated statement of operations as selling and marketing expenses.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the six months ended June 30, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

The potentially dilutive common stock equivalents as of June 30, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	June 30,
	2021	2020
Common Stock Equivalents:
Stock Warrants	12,071,461	60,638
Convertible Notes	1,512,844	10,967,571
Convertible Preferred Stock	—	1,953,552
Total	13,584,305	12,981,761

Concentration Risk

The Company purchased approximately 100% of its food products from two vendors during the six months ended June 30, 2021 (100% from one vendor) and 2020 (64% and 36%). The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of June 30, 2021 and December 31, 2020, the Company had accounts payable balance of $5,949 and $0, respectively, to these vendors.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 4 – CONVERTIBLE NOTES

At June 30, 2021, the convertible debt consisted of the following:

June 30, 2021
(Unaudited)
Principal amount	$1,326,940
Less: debt discount	(603,093)
Convertible notes payable, net	$723,847

Principal amount – related party	$110,000
Less: debt discount – related party	(59,214)
Convertible notes payable - related party, net	$50,786

Total convertible notes payable balance, net	$774,633

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On March 18, 2021 (the “Redemption Date”), the Company elected, pursuant to terms of payment as described in the December 2020 Note I, to pay an aggregate amount of 283,615.75 (the “Payoff Amount”) consisting of $275,000 of principal, $7,865.75 of accrued interest and $750.00 in administrative fees (the “Redemption Amount”).The December 2020 Note I is deemed to have been paid in full; the lender will not exercise any of its rights relating to any potential default that may have occurred after the issue date of the December 2020 Note I and the Second Commitment Shares were returned by the lender to the Company’s transfer agent for cancellation as provided for in the December 2020 Agreements I. The fair value of the derivative liability associated with the December 2020 Note I at Redemption Date amounted to $26,629 and was reclassified to gain on debt extinguishment in the accompanying condensed consolidated statement of operation upon redemption. Any remaining unamortized debt discounts were recognized as interest expense on the Redemption Date. As of June 30, 2021, the December 2020 Note I had no outstanding balance.

December 2020 Note II:

On December 28, 2020, the Company entered into a Securities Purchase Agreement (the “December 2020 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the SPA II, among other things, (i) the Company issued a self-amortization promissory note (the “December 2020 Note II”, and together with the December 2020 SPA II, the “December 2020 Agreements II”) in the aggregate principal amount of $172,000, and (ii) issued 45,989 shares of common stock as a commitment fee and 114,667 shares (the “Second Commitment Shares”) issued as a returnable commitment fee. Accordingly, the Company deems the Second Commitment Shares as unissued shares for accounting purposes. The 45,989 shares of common stock issued were recorded as a debt discount of $14,720 based on the relative fair value method. Pursuant to the December 2020 Note II, the Company received net proceeds of $150,000, net of $15,500 OID and $6,500 of issuance costs. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The December 2020 Note II matures on December 28, 2021 and bears an interest rate of 12% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the December 2020 Note II). The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $19,264 beginning at the end of the third month from the issuance date of the note. The Company can elect to extend the Amortization Payment due date by thirty-days by notifying the holder on or before the of the Amortization Payment due date and pay an extension fee of $1,926, provided that the note is not in default. The first twelve months of interest (equal to $20,640) shall be guaranteed and earned in full as of the issue date, however if the note is repaid in its entirety, on or prior to, the due date of the first Amortization Payment, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the issue date. As of December 31, 2020, the December 2020 Note II had outstanding principal and accrued interest of $172,000 and $0, respectively. During the six months ended June 30, 2021, the Company paid $63,164 of principal and $14,612 of accrued interest. As of June 30, 2021, the December 2020 Note II had principal and accrued interest $108,836 and $0, respectively.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

January 2021 Financings

January 2021 Note I:

On January 12, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA I, the Company; (i) issued a self-amortization promissory note (the “January 2021 Note I”, and together with the January 2021 SPA I, the “January 2021 Agreements I”) in the aggregate principal amount of $120,000; (ii) issued a total of 29,385 shares of common stock as a commitment fee and; (iii) shall issue 73,269 shares of common stock which is returnable pursuant to the terms of the January 2021 Agreements I (the “Second Commitment Shares”). The 29,385 shares of common stock issued were recorded as a debt discount of $17,297 based on the relative fair value method. The Company received net proceeds of $105,000, net of $10,000 OID and $5,000 issuance cost. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The January 2021 Note I matures on January 12, 2022 and bears an interest rate of 10% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the January 2021 Note I)). The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $14,666.66 beginning April 12, 2021. The Company can elect to extend the Amortization Payment due date by thirty-days by notifying the holder on or before the of the due date and pay an extension fee of $3,080, provided that the note is not in default. The first twelve months of interest (equal to $12,000) shall be guaranteed and earned in full as of the issue date, however if the note is repaid in its entirety, on or prior to, the due date of the first Amortization Payment, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the issue date. During the six months ended June 30, 2021, the Company fully paid the January 2021 Note I. As of June 30, 2021, the January 2021 Note I had no outstanding balance.

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

January 2021 Note II:

On January 27, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $330,000 (the “January 2021 Note II”) with the Company receiving $300,000 in net proceeds, net of $33,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 150,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 150,000 shares of common stock (the “January 2021 Warrant II”, and together with the January 2021 SPA II and the January 2021 Note II, the “January 2021 Agreements II”). The 150,000 shares of common stock and 150,000 warrants issued were valued at $85,981 and $31,821, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $93,750, all recorded as a debt discount to be amortized over the twelve-month term of the note. The January 2021 Note II matures on February 1, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the January 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $39,600 beginning May 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the January 2021 Note II at any time or times on or after the occurrence of an Event of Default. The January 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The January 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The January 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the six months ended June 30, 2021, the Company paid $63,714 of principal and $15,485 of accrued interest. As of June 30, 2021, the January 2021 Note II had outstanding principal and accrued interest of $266,286 and $0, respectively.

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

March 2021 Financings

March 2021 Note I:

On March 22, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note I”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant I”, and together with the March 2021 SPA I and the March 2021 Note I, the “March 2021 Agreements I”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $6,949 and $1,346, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $5,133, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note I mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note I immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note I at any time or times on or after the occurrence of an Event of Default. The March 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of June 30, 2021, the March 2021 Note I had outstanding principal and accrued interest of $55,000 and $1,507, respectively.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

March 2021 Note II:

On March 29, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note II”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID to be amortized over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant II”, and together with the March 2021 SPA II and the March 2021 Note II, the “March 2021Agreements II”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,504 and $8,350, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $23,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note II mature on March 21, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning June 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note II at any time or times on or after the occurrence of an Event of Default. The March 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the six months ended June 30, 2021, the Company paid $10,010 of principal and $2,901 of accrued interest. As of June 30, 2021, the March 2021 Note II had outstanding principal and accrued interest of $99,090 and $0, respectively.

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

March 2021 Note III – Related Party:

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA III”) with an investor, who is also a major stockholder and director and considered to be a related party, for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA III, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note III”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortize over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant III”, and together with the March 2021 SPA III and the March 2021 Note III, the “March 2021 Agreements III”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $23,718 and $7,924, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $22,250, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note III mature on March 30, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note III immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note III at any time or times on or after the occurrence of an Event of Default. The March 2021 Note III is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements III contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA III also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of June 30, 2021, the March 2021 Note III had outstanding principal and accrued interest of $110,000 and $2,773, respectively.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

March 2021 Note IV:

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA IV”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA IV, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note IV”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant IV”, and together with the March 2021 SPA IV and the March 2021 Note IV, the “March 2021Agreements IV”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $11,845 and $3,957, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $11,125, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note IV mature on March 21, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note IV immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning June 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note IV at any time or times on or after the occurrence of an Event of Default. The March 2021 Note IV is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements IV contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA IV also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the six months ended June 30, 2021, the Company paid $5,171 of principal and $1,284 of accrued interest. As of June 30, 2021, the March 2021 Note IV had outstanding principal and accrued interest of $49,829 and $102, respectively.

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

March 2021 Note V:

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA V”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA V, the Company; (i) issued a convertible note with principal amount of $165,000 (the “March 2021 Note V”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 75,000 shares of common stock (the “March 2021 Warrant V”, and together with the March 2021 SPA V and the March 2021 Note V, the “March 2021Agreements V”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $36,499 and $12,352, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $34,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note V mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note V immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $20,167 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note V at any time or times on or after the occurrence of an Event of Default. The March 2021 Note V is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements V contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA V also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of June 30, 2021, the March 2021 Note V had outstanding principal and accrued interest of $165,000 and $4,114, respectively.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

April 2021 Financing

On April 7, 2021, the Company closed a Securities Purchase Agreement dated March 29, 2021 (the “April 2021 SPA”) with an investor for the sale of the Company’s convertible note. Pursuant to the April 2021 SPA, the Company; (i) issued a convertible note with principal amount of $165,000 (the “April 2021 Note”) with the Company receiving $146,500 in net proceeds, net of $15,000 of OID and $3,500 of legal fees; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 75,000 shares of common stock (the “April 2021 Warrant”, and together with the April 2021 SPA and the April 2021 Note, the “April 2021Agreements”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $31,913 and $9,669, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $27,375, recorded as a debt discount to be amortized over the twelve-month term of the note. The April 2021 Note I mature on March 30, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the April 2021 Note immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $19,800 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the April 2021 Note at any time or times on or after the occurrence of an Event of Default. The April 2021 Note is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The April 2021 Agreements contain other provisions, covenants, and restrictions common with this type of debt transaction. The April 2021 SPA also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of June 30, 2021, the April 2021 Note had outstanding principal and accrued interest of $165,000 and $3,037, respectively.

The April 2021 Warrant, issued to the investor as commitment fee, provides for the right to purchase up to 75,000 shares of common stock; (i) valued at $9,669 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

May 2021 Financings

May 2021 Note I:

On May 17, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $132,000 (the “May 2021 Note I”) with the Company receiving $111,700 in net proceeds, net of $12,000 of OID and $8,300 of legal fees; (ii) issued 60,000 shares of common stock (the “First Commitment Shares”) as commitment fee and shall issue 165,000 shares of common stock (the “Second Commitment Shares”) issued as a returnable commitment fee, accordingly, the Company deems the Second Commitment Shares as unissued for accounting purposes and; (iii) issued warrant to purchase up to 60,000 shares of common stock (the “May 2021 Warrant I”, and together with the May 2021 SPA I and the May 2021 Note I, the “May 2021 Agreements I”). The 60,000 shares of common stock and 60,000 warrant issued were valued at $26,824 and $9,767, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $26,700, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note I matures on May 10, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date; in an event of default, the interest rate shall increase to 16% per annum. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $15,667 due on the first day of each month, beginning August 9, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note I at any time or times on or after the occurrence of an event of default. The May 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The May 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of June 30, 2021, the May 2021 Note I had outstanding principal and accrued interest of $132,000 and $1,591, respectively.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The May 2021 Warrant I, issued to the investor as commitment fee, provides for the right to purchase up to 60,000 shares of common stock; (i) valued at $9,767 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

May 2021 Note II:

On May 28, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $285,000 (the “May 2021 Note II”) with the Company receiving $250,000 in net proceeds, net of $28,500 of OID and $6,500 of legal fees; (ii) issued 150,000 shares of common stock (the “Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 150,000 shares of common stock (the “May 2021 Warrant II”, and together with the May 2021 SPA II and the May 2021 Note II, the “May 2021Agreements II”). The 150,000 shares of common stock and 150,000 warrant issued were valued at $69,583 and $30,326, respectively, using the relative fair value method, all recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note II matures on May 26, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $31,350 due on the first day of each month, beginning August 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note II at any time or times on or after the occurrence of an event of default. The May 2021 Note II is convertible at a conversion price of $0.70 (“Conversion Price”). The May 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of June 30, 2021, the May 2021 Note II had outstanding principal and accrued interest of $285,000 and $2,577, respectively.

The May 2021 Warrant II, issued to the investor as commitment fee, provides for the right to purchase up to 150,000 shares of common stock; (i) valued at $30,326 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $1.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

The Company uses the Binomial Valuation Model to determine the fair value of its stock warrants which requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock warrants;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yield to be realized over the life of the stock warrants; and
●	the risk-free interest rate over the expected life of the stock warrants.

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

During the six months ended June 30, 2021, the fair value of the stock warrants was estimated at issuance using the Binomial Valuation Model with the following assumptions:

June 30, 2021
Dividend rate	—%
Term (in years)	5 year	s
Volatility	60% to 70%
Risk—free interest rate	0.14 to 0.24%

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Commitment Share True-Up Provision

The Amended December Note I, Amended January Note I, January Note II, March Financings, April 2021 Financing and May 2021 Note I (collectively as “Notes”), as discussed above, included a Commitment Share True-Up provision whereby if during the period beginning on the six-month anniversary of the date of the closing date and ending on the later of (i) the maturity date, or (ii) the date on which the Notes, is fully satisfied and cancelled (the “True-Up Period”), the then lowest traded price of the Company’s common stock (“Common Stock”) for any Trading Day within the True-Up Period (“Subsequent Share Price”), as reported on the Company’s principal market, is less than the closing price of the Company’s common stock on the closing date of each Note, then the Company shall, within three (3) trading days of holder’s provision of written notice in (“True-Up Notice”), issue and deliver to the holder an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to (X) the quotient of the Commitment Value (as defined below) divided by the Subsequent Share Price, multiplied by 1.5, less (Y) the Commitment Shares. The “Commitment Value” shall mean the product of the Commitment Shares multiplied by the closing price of the Company’s common stock on the Closing Date of each Note. Any additional shares of Common Stock issuable as defined in the Notes (“True-up Shares”), if required to be issued shall be issued provided however, that in no event shall the holder be entitled to receive shares of common stock in excess of the amount that would result in beneficial ownership by the holder and its affiliates of 4.99% of the outstanding shares of Common Stock at that time. For purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The Company shall at all times reserve shares of its Common Stock for Holder in an amount equal to 300% multiplied by (X) the quotient of the Commitment Value divided by the lowest traded price of the Common Stock during the five Trading Days immediately preceding the respective date of calculation, multiplied by 1.5, less (Y) the Original Shares. At the inception of the respective Notes, the value of the true-up shares is based on a fixed monetary amount known at inception to be settled with a variable number of shares if triggered which reflects stock settled debt. Therefore, the Commitment Share True-up had an aggregate fixed monetary value of $267,308 which is reflected as liability to be settled with common stock in the accompanying condensed consolidated balance sheets.

Derivative Liabilities Pursuant to Convertible Notes

In connection with the issuance of the January 2021 Financings, March 2021 Financings, April 2021 Financing and May 2021 Financings (collectively referred to as “Notes”), the Company determined that the terms of the Notes contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon an event of default, which includes events not within the control of the Company. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Monte Carlo valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the six months ended June 30, 2021, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $181,571 was recorded as derivative liabilities and debt discount.

Additionally, in connection with the Notes, Company issued an aggregate of 689,385 shares of common stock and an aggregate of 660,000 warrants as commitment fees (see Note 9). The Company also issued additional 133,250 warrants as commitment fees (see Note 9), in connection with a debt modification of the December Note II and January Note I. The common shares and warrants issued during the six months ended June 30, 2021 were valued, in aggregate, at $458,638 using the relative fair value method and recorded as debt discount to be amortized over the term of the Notes.

At June 30, 2021, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $231,113 for the six months ended June 30, 2021.

During the six months ended June 30, 2021, the fair value of the derivative liabilities was estimated at issuance and at the June 30, 2021, using the Monte Carlo Valuation Model with the following assumptions:

June 30, 2021
Dividend rate	—%
Term (in years)	0.49 to 0.91 year
Volatility	90%
Risk—free interest rate	0.04 to 0.11%
Default probability	25%

For the three and six months ended June 30, 2021, amortization of debt discounts related to the convertible notes amounted to $419,063 and $714,626, respectively, included as interest expense on the accompanying condensed consolidated statements of operations. At June 30, 2021, and December 31, 2020 the unamortized debt discount was $662,307 and $305,524, respectively.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 5 – NOTES PAYABLE

Notes payable is summarized below:

June 30, 2021
(Unaudited)
Principal amount	$157,000
Less: current portion	(13,383)
Notes payable - long term portion	$143,617

Minimum principal payments under notes payable are as follows:

Remaining in December 31, 2021	$8,738
Year ended December 31, 2022	3,068
Year ended December 31, 2023	3,185
Year ended December 31, 2024	3,307
Year ended December 31, 2025	3,433
Thereafter	135,269
Total principal payments	$157,000

Paycheck Protection Program Loan

On April 8, 2020, the Company received federal funding in the amount of $14,612 through the Paycheck Protection Program (the “PPP”) of the CARES Act, administered by the U.S. Small Business Administration (“SBA”). The PPP note bears an interest rate 0.98% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing six months after the effective date of the PPP note, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the lender and the Company. The PPP note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the lender, or breaching the terms of the PPP note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP note. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. On April 28, 2021, the SBA authorized forgiveness of the outstanding principal balance of $14,612 and $142 of accrued interest payable of the Company’s PPP loan which has been recorded as a gain on debt forgiveness in the accompanying condensed consolidated statements of operations. As of June 30, 2021, the PPP note had no outstanding balance.

Economic Injury Disaster Loan

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of June 30, 2021, the SBA Note had an outstanding principal balance of $150,000 and accrued interest of $5,825, reflected in the accompanying condensed consolidated balance sheets under accrued expense and other liabilities.

On June 26, 2020, in connection SBA Loan Agreement, the Company received a grant that does not have to be repaid, in the amount of $5,000 which was recorded as other income in the accompanying condensed consolidated statements of operations.

November Note Payable

On November 12, 2020, the Company entered into a Note Agreement with an investor for the sale of the Company’s note (the “Note”). Pursuant to the terms provided for in the Note Agreement, the Company issued to the investor a Note and the Company received proceeds in the amount of $7,000. The Note bears an interest of 5% per annum and matures on November 12, 2021. The Company may prepay all or any portion of the interest and the unpaid principal balance of this Note at any time, or from time to time, without penalty or premium. As of June 30, 2021, the Note had an outstanding principal balance of $7,000 and accrued interest of $221, reflected in the accompanying condensed consolidated balance sheets under accrued expense and other liabilities.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 6 – ADVANCE PAYABLE

On August 5, 2020, the Company entered into a capital advance agreement (the “Third Advance Agreement”) with Shopify. Under the terms of the Third Advance Agreement, the Company has received $49,000 of principal and will repay $55,370 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. In 2020, the Company paid $47,328 of the principal balance and the advance had an outstanding balance $1,672. During the six months ended June 30, 2021, the Company paid the advance in full and there was no balance outstanding as of June 30, 2021.

On November 17, 2020, the Company entered into a capital advance agreement (the “Fourth Advance Agreement”) with Shopify. Under the terms of the Fourth Advance Agreement, the Company has received $63,000 of principal and will repay $71,190 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. As of December 31, 2020, the advance had outstanding principal balance of $63,000. During the six months ended June 30, 2021, the Company paid the advance in full and there was no balance outstanding as of June 30, 2021.

On December 10, 2020, the Company entered into a working capital agreement (the “First PayPal Advance Agreement”) with PayPal. Under the terms of the Fifth Advance Agreement, the Company received net proceeds of $17,000, net of $1,840 loan fee for a total principal amount of $18,840. and will repay the principal and by remitting The Company shall pay a minimum payment every 90-days beginning at the end of the Cancellation Period and ending when the Total Payment Amount has been delivered to Lender. The minimum payment is due in each 90-day period, irrespective of the amount paid in any previous 90-day period. The minimum payment is 5% of the principal amount for loans expected to be repaid in 12 months or more and 10% of the principal amount for loans expected to be repaid in less than 12 months (based on the Company’s account history). In 2020, the Company paid $5,015 of principal balance and the advance had an outstanding balance of $13,825 as of December 31, 2020. During the six months ended June 30, 2021, the Company paid the advance in full and there was no balance outstanding as of June 30, 2021.

On March 29, 2021, the Company entered into a capital advance agreement (the “Fifth Advance Agreement”) with Shopify. Under the terms of the Fifth Advance Agreement, the Company has received $23,000 of principal and will repay $25,990 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. As of June 30, 2021, the advance had an outstanding balance of $23,000, presented as advances payable on the accompanying condensed consolidated balance sheets.

On March 30, 2021, the Company closed a Revenue Share Agreement (“Agreement”) with a lender pursuant to which the Company agreed to sell, assign and transfer to the lender and the lender agreed to purchase from the Company, all of the Company’s right, title and interest in its future receivables amounting to $74,200 (“Specified Amount”) and $70,000 (“Purchase Price” or “Advance”) of this amount shall be made available to the Company. Pursuant to the Agreement, prior to the lender making the amount of the Advance available for use (even if the Company choose not to spend any or all of the Advance); (a) the Company will deliver, and will cause to be delivered, on each day to the lender, 20% of future receivables and 25% of future receivables after the 121st day from and including the closing date (“Applicable Percentage”) until the lender receive the specified Amount and; (b) the Company acknowledge that good, sufficient and valuable consideration has been received. The Company will only use the Advance for the purchase of products or services necessary to operate its business as defined in the Agreement. On April 1, 2021, an advance of $74,200 of which $70,000 was made available to the Company and $4,200 OID was charged to interest expense. During the three months ended June 30, 2021, the Company paid the $43,037 of the principal balance. As of June 30, 2021, the advance had an outstanding balance of $31,163, presented as advances payable on the accompanying condensed consolidated balance sheets.

NOTE 7 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Beginning balance	$48,311	$10,365
Sale of gift cards	35,275	99,322
Revenue from breakage	—	(17,114)
Total gift card redemptions	(45,265)	(44,262)
Ending balance	$38,321	$48,311

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 8 – RELATED PARTY TRANSACTION

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount paid to the related entity during the six months ended June 30, 2021 and 2020 were $53,838 and $51,485, respectively, which is included in cost of goods sold on the statement of operations.

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

Preferred Stock

As of June 30, 2021, there were no outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (see above Stocks Issued Pursuant to Recapitalization).

As of June 30, 2020, there were 250,000 shares of Series B Preferred stock issued and outstanding (see above Stocks Issued Pursuant to Recapitalization).

Common Stock and Warrants Issued Pursuant to Recapitalization

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

●	On April 20, 2020, pursuant to the Merger (see Note 3), the Company issued 129,291,958 stock warrants with exercise price of $0.001 and expiration date of April 20, 2030 (see above Stocks Issued Pursuant to Recapitalization), in exchange for certain outstanding shares of the Company’s common stock on the date of the Merger.

●	On April 20, 2020, pursuant to the Exchange Agreement (see Note 3), the Company issued 221,593,553 stock warrants with exercise price of $0.001 and expiration date of April 20, 2030 in exchange for certain outstanding common stock shares of Home Bistro on the date of the Merger.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Common Stock

Common stock issued for cash:

●	During the six months ended June 30, 2021, the Company issued an aggregate of 379,207 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $284,405.

●	During the six months ended June 30, 2020, the Company issued an aggregate of 47,749 shares of common stock, to a related party for aggregate cash proceeds of $100,006.

Common stock issued for services:

●	On April 20, 2021, the Company issued an aggregate of 2,000,000 shares of common stock with an aggregate grant date fair value of $1,530,000 or $0.765 per share based on the market price of common stock on grant date, to two consultants pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the twelve-month service period. During the three months ended June 30, 2021, $382,500 of the deferred compensation was amortized which was charged to professional and consulting fee in the accompanying condensed consolidated statements of operations.

Stock-based compensation:

●	On April 29, 2021, the Company issued 25,000 shares of common stock with an aggregate grant date fair value of $24,750 or $0.99 per share based on the market price of common stock on grant date, to a board member for services rendered and was charged to compensation and related expenses in the accompanying condensed consolidated statements of operations.

●	During the six months ended June 30, 2020, the Company recorded stock-based compensation of $213,841, related to common stock issued to an executive pursuant to an employment agreement and was charged as compensation and related expenses in the accompanying statements of operations. As of June 30, 2020, there was no unamortized compensation expense related to these common shares.

●	During the six months ended June 30, 2020, the Company recorded stock-based compensation of $238,268 related to an aggregate of 127,942,741 shares of common stock issued to employees and various consultants, of which $102,332 was charged as compensation and related expenses, $124,219 as professional and consulting expenses and $11,717 as selling and marketing expenses in the accompanying condensed consolidated statements of operations.

Common stock issued for commitment fee with convertible notes payable:

●	On January 12, 2021, the Company issued 29,385 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement (see Note 4), valued at $17,297 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On January 27, 2021, the Company issued 150,000 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement (see Note 4), valued at $85,981 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 22, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $6,949 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

●	On March 29, 2021, the Company issued 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $24,504 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 50,000 shares of common stock to a related party investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $23,718 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $11,845 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 31, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $36,499 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On April 7, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $30,947 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 17, 2021, the Company granted 60,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $26,824 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 28, 2021, the Company granted 150,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $67,645 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

Cancellation of common stock issuable:

●	On April 20, 2020, in connection with the Exchange Agreement and Merger (see Note 3), 2,600,000 shares of common stock issuable at the closing of the acquisition were cancelled during the three months ended June 30, 2020. As of June 30, 2020, the Company did not have any common stock issuable.

Stock Options

A summary of the Company’s outstanding stock options as of June 30, 2021 and changes during the period ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	60,638	$3.20	0.03	$—
Expired	(60,368)	$—	—	—
Balance at June 30, 2021	—	$—	—	$—

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Stock Warrants

Warrants issued for commitment fee with convertible notes payable (see Note 4) :

●	On January 27, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $31,821 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 22, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $1,346 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 25, 2021, the Company issued warrant to purchase up to 78,250 shares of common to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $4,744 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $8,350 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a related party investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $7,924 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 30, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $3,957 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $12,352 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 55,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $6,173 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On April 7, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $9,669 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On May 17, 2021, the Company issued a warrant to purchase up to 60,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $9,767 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On May 28, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $30,326 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $1.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

A summary of the Company’s outstanding stock warrants as of June 30, 2021 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2020	11,278,212	$0.03	9.3
Issued pursuant to convertible debt (see Note 4)	793,250	2.31	4.8
Balance on June 30, 2021	12,071,462	$0.18	8.6
Stock warrants exercisable on June 30, 2021	12,071,462	$0.18	8.6

Certain exercisable stock warrants had per share intrinsic value of $0.97 at June 30, 2021, totaling $10,916,386.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. The former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. As of June 30, 2021 and December 31, 2020, the balance remaining due on this obligation were $24,900 and $26,400, respectively, included in accounts payable on the accompanying condensed consolidated balance sheets.

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement also referred to herein as Market Period. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars also referred to herein as Total Investment in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying condensed consolidated balance sheets as a long-term liability, Common stock repurchase obligation, and reduction of additional paid in capital upon entering the Put Option Agreement. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. During the six months ended June 30, 2021, the Company re-assessed the repurchase obligation and pursuant to the agreement recorded a reduction of $244,906 for net proceeds realized by the stockholder on sale of Company common stock which was reclassified to additional paid in capital. As of June 30, 2021 and December 31, 2020, the Company had $1.1 and $1.3 million of common stock repurchase obligation outstanding, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. Royalties will be accrued over the term of the Development Agreement, to be included in cost of sale. In 2020, the Company accrued $36,403 of royalty fee. During the six months ended June 30, 2021, the Company accrued $54,606 of royalty fee and paid an aggregate of $67,340. As of December 31, 2020 and June 30, 2021, a total of $36,403 and $23,668 accrued royalty fee, respectively, was reflected as accrued expense and other liabilities in the accompanying condensed consolidated balance sheets.

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

For the use of Red Velvet Desserts and all associated intellectual property for the benefit of the Red Velvet Desserts, Bistro shall pay to Red Velvet the following: (i) 10% of all Net Revenue generated from the sale of the Red Velvet Desserts (the “Velvet Desserts Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Red Velvet Desserts less discounts and returns. The Velvet Desserts Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Red Velvet Desserts dedicated code was used at the time of purchase (“Velvet Desserts Commission”). The Velvet Desserts Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Commission was earned. As of June 30, 2021, there were no payments accrued or paid under the Development Agreement.

Chef Roblé & Co.

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Roblé a guaranteed minimum compensation of $36,000 for twelve months (the “GMC”) as follows: (i) $9,000 upon Bistro’s receipt and approval of all recipes submitted by Roblé; (ii) $9,000 upon the commencement of selling of the Roblé Meals (“Selling Date”); (iii) $3,000 per month for a period of six months, commencing the month immediately following the Selling Date. The total aggregate compensation paid to Roblé shall be reduced by the GMC. As of June 30, 2021, there were no payments accrued or paid under the Development Agreement.

License Intellectual Agreement

On April 25, 2021, the Company entered into a nonexclusive and nontransferable License Intellectual Agreement (“License”) with Homemade Meals, LL C (“Homemade Meals”) to sublicense or use in design, promotion, production, marketing, selling, and distribution of meal kits, and other similar and related goods and products, the trade name “Homemade Meals” (“Licensed Intellectual Property”). Pursuant to the License the Company shall pay Homemade Meals a license fee equal to 4% of the Company’s total revenue generated from the use and/or sublicense of the Licensed Intellectual Property and the license shall be perpetual, commencing upon the Effective Date unless terminated in accordance the provisions of the License Agreement. As of June 30, 2021, there were no payments accrued or paid under the License (see Note 11).

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 11 – SUBSEQUENT EVENTS

Acquisitions

On July 6, 2021, the Company entered into an Agreement and Plan of Merger with the members of Model Meals, LLC (“Model Meals”), acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock and were paid $60,000 in cash. Pursuant to the Acquisition, the Company issued 2,008,310 shares of common stock with grant date fair value of $2,028,393 or $1.01 per share based on the market price of common stock on grant date. The shares are subject to a 24-month Lockup and Leak-Out Agreement and were issued pursuant to Section 4(a)(2) of the Securities Act.

Further, on August 12, 2021, the Company filed, in an amended current report Form 8-K/A, Model Meals’; (i) audited balance sheets and audited statement of operations as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, respectively,; (ii) balance sheet and statement of operations as of March 31, 2021 and for the three months ended March 31, 2021, respectively, and; (iii) unaudited pro forma combined financial information derived by the application of pro forma adjustments to the historical consolidated financial statements of the Company and Model Meals which gives effect to the Acquisition between the Company and Model Meals as if the Acquisition had occurred on January 1, 2020 with respect to the unaudited annual pro forma combined statement of operation, and as of January 1, 2021 for the three months ended March 31, 2021 unaudited pro forma combined statement of operation, and as of March 31, 2021 with respect to the unaudited pro forma combined balance sheets. The final purchase price allocation is subject to the final determination of the fair values of acquired assets, assumed liabilities and consideration paid, therefore, the allocation and the resulting effect on the financial statements may differ materially from the unaudited pro forma amounts included in the amended current report Form 8-K/A.

HOME BISTRO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

In connection with the Acquisition, the assets acquired and liabilities assumed shall be recorded at their estimated fair values on the acquisition date, subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. Based upon the purchase price allocation, the following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of the respective acquisition:

Total
Assets acquired:
Current assets	$77,454
Intangible assets and goodwill	2,262,798
Total assets acquired at fair value	2,340,252
Less: total liabilities assumed	(251,859)
Net asset acquired	$2,088,393

Purchase consideration paid:
Fair value of common shares issued	$2,028,393
Cash consideration	60,000
Total purchase consideration paid	$2,088,393

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2021 and 2020 have been prepared as if the acquisition of Model Meals had occurred as of the beginning of the following periods:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Net Revenues	$1,749,159	$1,846,773
Net Loss	$(1,802,081)	$(591,083)
Net Loss per Share	$(0.17)	$(0.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

On July 12, 2021, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with the members of Homemade Meals, LLC (“Homemade Meals”), a, Delaware limited liability company, whereby the Company agreed to issue to 4,266,666 shares of the Company’s common stock with grant date fair value of $5,119,999 or $1.2 per share per share based on the market price of common stock on grant date, in exchange for 100% of the membership interests of Homemade Meals. As a result, Homemade Meals has become a wholly owned subsidiary of the Company. Homemade Meals’ activity was not significant prior to the acquisition and will be allocated to goodwill and other identifiable intangible assets yet to be determined.

Sale of Common Stock

Subsequent to June 30, 2021, the Company issued and aggregate of 827,389 common stock in exchange for $597,144 of net proceeds.

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

In addition, subject to the terms and conditions of this Development Agreement, The Company shall pay to Roblé a guaranteed minimum compensation of $36,0000 for twelve months (the “GMC”) as follows: (i) $9,000 upon Bistro’s receipt and approval of all recipes submitted by Roblé; (ii) $9,000 upon the commencement of selling of the Roblé Meals (“Selling Date”); (iii) $3,000 per month for a period of six months, commencing the month immediately following the Selling Date. The total aggregate compensation paid to Roblé shall be reduced by the GMC. As of June 30, 2021, there were no payments accrued or paid under the Development Agreement.

On April 25, 2021, the Company entered into a nonexclusive and nontransferable License Intellectual Agreement (“License”) with Homemade Meals, LL C (“Homemade Meals”) to sublicense or use in design, promotion, production, marketing, selling, and distribution of meal kits, and other similar and related goods and products, the trade name “Homemade Meals” (“Licensed Intellectual Property”). Pursuant to the License the Company shall pay Homemade Meals a license fee equal to 4% of the Company’s total revenue generated from the use and/or sublicense of the Licensed Intellectual Property and the license shall be perpetual, commencing upon the Effective Date unless terminated in accordance the provisions of the License Agreement. As of June 30, 2021, there were no payments accrued or paid under the License.

Recent Developments

On July 6, 2021, the Company entered into an Agreement and Plan of Merger with the members of Model Meals, LLC (“Model Meals”), acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock and $60,000 in cash. Pursuant to the Acquisition, the Company issued 2,008,310 shares of common stock with grant date fair value of $2,028,393 or $1.01 per share. The shares are subject to a 24-month Lockup and Leak-Out Agreement and were issued pursuant to Section 4(a)(2) of the Securities Act.

On August 16, 2021, the Company filed, in an amended current report Form 8-K/A, Model Meals’; (i) audited balance sheets and audited statement of operations as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, respectively,; (ii) balance sheet and statement of operations as of March 31, 2021 and for the three months ended March 31, 2021, respectively, and; (iii) unaudited pro forma combined financial information derived by the application of pro forma adjustments to the historical consolidated financial statements of the Company and Model Meals which gives effect to the Acquisition between the Company and Model Meals as if the Acquisition had occurred on January 1, 2020 with respect to the unaudited annual pro forma combined statement of operation, and as of January 1, 2021 for the three months ended March 31, 2021 unaudited pro forma combined statement of operation, and as of March 31, 2021 with respect to the unaudited pro forma combined balance sheets. The final purchase price allocation is subject to the final determination of the fair values of acquired assets, assumed liabilities and consideration paid, therefore, the allocation and the resulting effect the financial statements may differ materially from the unaudited pro forma amounts included in the amended current report Form 8-K/A.

On July 12, 2021, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with the members of Homemade Meals, LLC (“Homemade Meals”), a, Delaware limited liability company, whereby the Company agreed to issue to 4,266,666 shares of the Company’s common stock with grant date fair value of $5,119,999 or $1.2 per share, in exchange for 100% of the membership interests of Homemade Meals. As a result, Homemade Meals has become a wholly owned subsidiary of the Company. The final purchase price allocation is subject to the final determination of the fair values of acquired assets, assumed liabilities and consideration paid.

Results of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

Product Sales

During the three months ended June 30, 2021 and 2020, revenues were $309,161 and $362,001, respectively, a decrease of $52,840 or 15%.

During the six months ended June 30, 2021 and 2020, revenues were $659,635 and $665,766, respectively, a decrease of $6,131 or 1%.

Cost of Sales

Since the Company implemented its own kitchen operations in July 2020, its primary components of cost of sales are raw materials and direct kitchen labor and, with the introduction of the Company’s celebrity chef program in the fourth quarter of 2020, it now incurs associated royalty fees.

During the three months ended June 30, 2021 and 2020, the Company had total cost of sales of $256,541 and $227,129, respectively, an increase of $29,412 or 13%. The increase was due to the Company’s decision to conduct a trial test of free shipping. With the completion of the test, the Company is assessing its results. In 2021 and 2020, $27,303 and $36,403, respectively, of royalty fees associated with the Company’s celebrity chef program were included in cost of sales.

During the six months ended June 30, 2021 and 2020, the Company had total cost of sales of $538,927 and $418,720, respectively, an increase of $120,207 or 29%. The increase was due to the Company’s decision to conduct a trial test of free shipping. With the completion of the test, the Company is assessing its results. In 2021 and 2020, $54,606 and $36,403, respectively, of royalty fees associated with the Company’s celebrity chef program were included in cost of sales.

Operating Expenses

For the three and six months ended June 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Compensation and related expenses	$94,414	$319,770	$170,914	$412,289
Professional and consulting expenses	771,182	176,706	969,370	216,440
Selling and marketing expenses	125,432	53,277	197,873	84,988
General and administrative expenses	89,267	79,392	180,477	109,753
Total	$1,080,295	$632,145	$1,518,634	$823,470

Compensation and related expenses:

●	During the three months ended June 30, 2021, compensation and related expenses amounted to $94,414 as compared to $319,770 for the three months ended June 30, 2020, a decrease of $225,356 or 70%. The decrease was primarily attributable to employees’ stock-based compensation of $270,352 in 2020.

●	During the six months ended June 30, 2021, compensation and related expenses amounted to $170,914 as compared to $412,289 for the six months ended June 30, 2020, a decrease of $241,375 or 59%. The decrease was primarily attributable to employee stock-based compensation of $316,174 in 2020.

Professional and consulting expenses:

●	During the three months ended June 30, 2021, professional and consulting expenses amounted to $771,182 as compared to $179,706 for the three months ended June 30, 2020, an increase of $591,476 or 329%. The increase was primarily due to stock-based compensation to consultants of $382,500, investor relations fee of $117,150, escrow fees of $11,935 and accounting and auditing fees of $58,367 incurred in 2021 in connection with being a public company.

●	During the six months ended June 30, 2021, professional and consulting expenses amounted to $969,370 as compared to $216,440 for the six months ended June 30, 2020, an increase of $752,930 or 348%. The increase was primarily due to stock-based compensation to consultants of $382,500, investor relations fee of $325,450 and escrow fees of $11,935 incurred in 2021 in connection with being a public company.

Selling and marketing expenses:

●	During the three months ended June 30, 2021, selling and marketing expenses amounted to $125,432 as compared to $53,277 for the three months ended June 30, 2020, an increase of $72,155, or 135%. The increase was primarily due to the expansion of our multi-channel digital marketing strategy and the introduction of our celebrity chef program in 2021.

●	During the six months ended June 30, 2021, selling and marketing expenses amounted to $197,873 as compared to $84,988 for the six months ended June 30, 2020, an increase of $112,885 or 133%. The increase was primarily due to the expansion of our multi-channel digital marketing strategy and the introduction of our celebrity chef program in 2021.

General and administrative expenses:

●	During the three months ended June 30, 2021, general and administrative expenses amounted to $89,267 as compared to $79,392 for the three months ended June 30, 2020, an increase of $9,875 or 12%. The increase was primarily due to increase in administrative expenses. The increase was primarily due an increase in travel expense of $8,774, an increase in transfer agent fees of $6,441, an increase in depreciation expense of $9,862, an increase in kitchen related expenses of $35,191 resulting from the expansion of our multi-channel digital marketing strategy and the introduction of our celebrity chef program in 2021 offset by a decrease in business licensing fees of $12,582.

●	During the six months ended June 30, 2021, general and administrative expenses amounted to $180,477 as compared to $109,753 for the six months ended June 30, 2020, an increase of $70,724 or 64%. The increase was primarily due an increase in utilities and office expense of $3,492, an increase in travel expense of $9,299, an increase in transfer agent fees of $23,034, an increase in depreciation expense of $10,126, an increase in insurance expense of $2,324, an increase in kitchen related expenses of $68,842 resulting from the expansion of our multi-channel digital marketing strategy and the introduction of our celebrity chef program in 2021 offset by a decrease in business licensing fees of $13,890.

Loss from Operations

●	During the three months ended June 30, 2021, operating loss from operations amounted to $1,027,675 as compared to $497,273 for the three months ended June 30, 2020, an increase of $530,402 or 107%. The increase was due to the changes discussed above.

●	During the six months ended June 30, 2021, loss from operations amounted to $1,397,926 as compared to $576,424 for the six months ended June 30, 2020, an increase of $821,502 or 143%. The increase was due to the changes discussed above.

Other Income (Expense), net

●	During the three months ended June 30, 2021, other (expense), net amounted to $(378,275) as compared to other income, net of $4,238 for the three months ended June 30, 2020, an increase other (expense), net of $382,513 or 9,026%. The change was primarily due to increase in interest expense in connection with convertible notes issued in 2021 of $473,374 offset by an increase in gain on forgiveness of debt of $14,754 and an increase in gain from change in fair value of derivative liabilities of $81,107 and decrease in other income of $5,000.

●	During the six months ended June 30, 2021, other (expense), net amounted to $(529,558) as compared to other income, net of $3,398 for the six months ended June 30, 2020, an increase other (expense), net of $532,956 or 15,684%. The change was primarily due to increase in interest expense in connection with convertible notes issued in 2021 of $800,452 offset by an increase in gain on forgiveness of debt of $14,754, increase in gain on extinguishment of debt of $26,629 and an increase in gain from change in fair value of derivative liabilities of $231,113 and decrease in other income of $5,000.

Net Loss

●	During the three months ended June 30, 2021, we had a net loss of $1,405,950 or $(0.06) per common share (basic and diluted), compared to a net loss of $493,035 or $(0.00) per common share (basic and diluted) for the three months ended June 30, 2020, an increase of $912,915 or 185%. The increase was due to the changes discussed above.

●	During the six months ended June 30, 2021, we had a net loss of $1,927,484 or $(0.18) per common share (basic and diluted), compared to a net loss of $573,026 or $(0.00) per common share (basic and diluted) for the six months ended June 30, 2020, an increase of $1,354,458 or 236%. The increase was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,354,925 and cash of $256,245 as of June 30, 2021 and a working capital deficit of $466,178 and cash of $447,354 as of December 31, 2020.

	June 30, 2021	December 31, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$345,889	$480,942	$(135,053)	28%
Total current liabilities	(1,700,814)	(947,120)	(753,694)	80%
Working capital deficit:	$(1,354,925)	$(466,178)	$(888,747)	191%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $135,053 offset by increase in current liabilities of $753,694, due to the issuance of convertible notes and advances payables.

Cash Flows

The following table provides detailed information about our net cash flows:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(1,163,562)	$(50,283)
Net cash (used in) provided by investing activities	(113,755)	4,917
Net cash provided by financing activities	1,086,208	242,926
Net change in cash	$(191,109)	$197,560

Net Cash Used in Operating Activities:

Net cash used in operating activities was $1,163,562 for the six months ended June 30, 2021 as compared to $50,283 for the six months ended June 30, 2020, an increase of $1,113,297 or 2,214%.

●	Net cash used in operating activities for the six months ended June 30, 2021 primarily reflected our net loss of $1,927,484 adjusted for the add-back on non-cash items such as depreciation expense of $10,126, stock-based compensation of $24,750, common stock issued for services of $382,500, gain on extinguishment of debt of $26,629, gain on forgiveness of debt of $14,754, amortization of debt discount of $714,626, gain on change in fair value of derivative liability of $231,113 and changes in operating asset and liabilities consisting of an increase of prepaid expenses and other current assets of $56,056, and an increase accounts payable of $2,667 offset by a decrease in accrued expense and other liabilities of $32,205 and a decrease in unredeemed gift cards of $9,990.

●	Net cash used in operating activities for the six months ended June 30, 2020 primarily reflected our net loss of $573,026 adjusted for the add-back on non-cash items such as stock-based compensation of $213,841 and stock issued to consultants of $238,268 and changes in operating asset and liabilities consisting primarily of a decrease of prepaid expenses and other current assets of $2,279 and a decrease in unredeemed gift cards of $1,428 offset by an increase in accounts payable and other liabilities of $69,783.

Net Cash (Used in) Provided by Investing Activities:

Net cash (used by) investing activities was $(113,755) for the six months ended June 30, 2021 as compared to net cash provided by investing activities $4,917 for the six months ended June 30, 2020, an increase net cash used of $118,672 or 2,414%.

●	Net cash used in investing activities for the six months ended June 30, 2021 consisted of acquisition of property and equipment in the amount of $113,755.

●	Net cash provided by investing activities for the six months ended June 30, 2020 amounted to $4,917 related to proceeds from an acquisition.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $1,086,208 for the six months ended June 30, 2021 as compared to $242,926 for the six months ended June 30, 2020, a change of $843,282 or 347%.

●	Net cash provided by financing activities for the six months ended June 30, 2021 consisted of net proceeds from sale of common stock of $284,405, proceeds from notes payable, net of discount of $1,263,200, notes payable – related party, net of discount of $100,000 and advance payable of $97,200 offset by repayments of convertible notes payable of $537,062 and advance payable of $121,535.

●	Net cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds from sale of common stock of $100,006, notes payable of $164,612 and advance payable of $10,000 offset by repayments of note payable – in default and advance payable in total amount of $31,692.

Cash Requirements

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. Notwithstanding the foregoing, the Company received a loan in the aggregate amount of $14,612 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“PPP Loan”), and a loan in the aggregate amount of $150,000 from the SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. In April 2021, the SBA forgave the outstanding principal of $14,612 and all accrued interest payable of the PPP Loan.

We are dependent on our product sales to fund our operations and may require the sale of additional common stock and preferred stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the six months ended June 30, 2021, the Company had net loss and cash used in operations of $1,927,484 and $1,163,562, respectively. At June 30, 2021, the Company had an accumulated deficit, stockholders’ deficit, and working capital deficit of $8,260,873, $2,447,279 and $1,354,925, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2021 was primarily from the third-party advances and convertible notes payable. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2021 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements. We believe the critical accounting policies in Note 2 to the condensed consolidated financial statements appearing in the consolidated financial statements for the six months ended June 30, 2021 affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of June 30, 2021 and December 31, 2020 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of receivables and note receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions and derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

With respect to the quarterly period ending June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of June 30, 2021:

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) for the period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended June 30, 2021, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	On April 20, 2021, the Company issued an aggregate of 2,000,000 shares of common stock with an aggregate grant date fair value of $1,530,000 or $0.765 per share, to two consultants pursuant to a consulting agreement. The fair value of the common stock was recorded as deferred compensation and will be amortized over the twelve-month service period. During the three months ended June 30, 2021, $382,500 of the deferred compensation was amortized which was charged to professional and consulting fee in the accompanying condensed consolidated statements of operations.

2.	On April 29, 2021, the Company issued 25,000 shares of common stock with an aggregate grant date fair value of $24,750 or $0.99 per share, to a board member and was charged as compensation and related expenses in the accompanying statements of operations.

3.	On April 7, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $30,947 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

4.	On April 7, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $9,669 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

5.	On May 17, 2021, the Company granted 60,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $26,824 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

6.	On May 17, 2021, the Company issued a warrant to purchase up to 60,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $9,767 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

7.	On May 28, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $30,326 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $1.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

8.	On May 28, 2021, the Company granted 150,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $67,647 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

9.	During the three months ended June 30, 2021, the Company issued an aggregate of 285,000 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $284,405.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No	Description
2.1	Agreement and Plan of Merger dated May 20, 2020, by and among Gratitude Health, Inc., Fresh Market Merger Sub, Inc. and Home Bistro, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2017).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).
4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).
10.1	Loan Authorization and Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.2	Note, dated June 17, 2020, by Home Bistro, Inc. for the benefit of the U.S. Small Business Administration (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.3	Security Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.4	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
10.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
10.6	Form of Lock-Up and Leak-Out Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).
10.7	Put Option Agreement, dated May 20, 2020, between the Company and the stockholder named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).

10.8	Securities Purchase Agreement dated December 18, 2020, by and between Home Bistro, Inc. and Labrys Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.9	Self-Amortization Promissory Note, dated December 18, 2020, issued to Labrys Fund, LP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.10	Securities Purchase Agreement dated December 28, 2020, by and between Home Bistro, Inc. and FirstFire Global Opportunities Fund, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.11	Self-Amortization Promissory Note dated December 28, 2020, issued to FirstFire Global Opportunities Fund, LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021)
10.12	Registration Rights Agreement dated December 28, 2020, by and between Home Bistro, Inc. and FirstFire Global Opportunities Fund, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021)
10.13	Securities Purchase Agreement dated January 27, 2021, by and between Home Bistro, Inc. and Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.14	Convertible Note, dated January 27, 2021, issued to Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.15	Warrant to Purchase Shares of Common Stock, dated January 27, 2021, issued to Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.16	Securities Purchase Agreement dated January 12, 2021, by and between Home Bistro, Inc. and GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
10.17	Self-Amortization Promissory Note, dated January 12, 2020, issued to GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
10.18*	Securities Purchase Agreement dated March 30, 2021, by and between Home Bistro, Inc. and Geneva Roth Remark Holdings, Inc
10.19*	Self-Amortization Promissory Note dated March 30, 2021, by and between Home Bistro, Inc. and Geneva Roth Remark Holdings, Inc
10.20*	Warrant to Purchase Shares of Common Stock dated March 30, 2021, by and between Home Bistro, Inc. and Geneva Roth Remark Holdings, Inc
10.21*	Securities Purchase Agreement dated May 10, 2021, by and between Home Bistro, Inc. and Fourth Man LLC
10.22*	Self-Amortization Promissory Note dated May 10, 2021, by and between Home Bistro, Inc. and Fourth Man LLC
10.23*	Warrant to Purchase Shares of Common Stock, dated May 10, 2021, by and between Home Bistro, Inc. and Fourth Man LLC
10.24*	Securities Purchase Agreement dated May 26, 2021, by and between Home Bistro, Inc. and Auctus Fund LLC.
10.25*	Self-Amortization Promissory Note dated May 26, 2021, by and between Home Bistro, Inc. and Auctus Fund LLC
10.26*	Warrant to Purchase Shares of Common Stock May 26, 2021, by and between Home Bistro, Inc. and Auctus Fund LLC
10.27*	Membership Interest Purchase Agreement dated July 12, 2021, between Home Bistro, Inc and Homemade Meals, LLC
10.28	Agreement and Plan of Merger between Model Meals LLC, Model Meals Acquisition Corp., and Home Bistro Inc. dated July 6, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 12, 2021)
31.1*	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BISTRO, INC.

Date: August 16, 2021	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)