Form 10-Q
period 2021-09-30
Home Bistro, Inc. /NV/
filed 2021-11-15
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021,

or

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

The number of outstanding shares of Home Bistro, Inc.’s common stock as of November 11, 2021 was 30,657,032.

HOME BISTRO, INC. AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$1,410,236	$447,354
Inventory	14,120	-
Prepaid expenses and other current assets	120,578	28,588
Note receivable	-	5,000

Total Current Assets	1,544,934	480,942

OTHER ASSETS:
Property and equipment, net	110,189	2,728
Finance right-of-use assets, net	186,585	-
Operating lease right-of-use assets, net	287,643	-
Intangible assets, net of accumulated amortization $6,628	607,570	-
Deposits	10,000	-
Goodwill	1,780,964	-

Total Assets	$4,527,885	$483,670

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$486,074	$352,466
Accrued expenses and other liabilities	165,368	126,273
Liabilities to be settled with common stock	244,563	-
Convertible notes payable, net of debt discount	657,911	141,476
Convertible notes payable - related party, net of debt discount	35,915	-
Notes payable - current portion	11,028	20,068
Advances payable	117,175	78,497
Derivative liabilities	144,117	180,029
Unredeemed gift cards	159,872	48,311
Financing lease liability - current portion	61,596	-
Operating lease liabilities - current portion	114,216	-

Total Current Liabilities	2,197,835	947,120

LONG-TERM LIABILITIES:
Financing lease liability - long-term portion	130,164	-
Operating lease liability- long-term portion	173,939	-
Notes payable - long-term portion	295,872	151,544
Common stock repurchase obligation	711,275	1,300,000

Total Liabilities	3,509,085	2,398,664

Commitments and contingency (Note 11):

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Convertible Series B Preferred stock: $0.001 Par Value; 500,000 Shares Authorized; nil shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 27,925,989 and 19,123,768 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	27,925	19,123
Additional paid-in capital	11,057,754	4,399,272
Accumulated deficit	(10,066,879)	(6,333,389)

Total Stockholders' Equity (Deficit)	1,018,800	(1,914,994)

Total Liabilities and Stockholders' Equity (Deficit)	$4,527,885	$483,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Product sales, net	$703,364	$299,178	$1,362,999	$964,944

Cost of sales	625,767	176,155	1,164,694	594,875

Gross profit	77,597	123,023	198,305	370,069

Operating Expenses:
Compensation and related expenses	238,912	66,581	409,826	477,381
Professional and consulting expenses	691,422	157,173	1,660,792	353,670
Product development expense	-	360,000	-	360,000
Selling and marketing expenses	324,478	50,638	522,351	135,520
General and administrative expenses	196,631	51,596	377,108	129,409

Total Operating Expenses	1,451,443	685,988	2,970,077	1,455,980

Operating Loss from Continuing Operations	(1,373,846)	(562,965)	(2,771,772)	(1,085,911)

Other Income (Expense):
Interest expense, net	(433,688)	(7,279)	(1,235,742)	(8,812)
Change in fair value of derivative liabilities	1,528	-	232,641	-
Gain on extinguishment of debt	-	-	26,629	-
Gain on forgiveness of debt	-	-	14,754	-
Other income	-	-	-	5,000

Total Other Expense, net	(432,160)	(7,279)	(961,718)	(3,812)

Loss from Continuing Operations	(1,806,006)	(570,244)	(3,733,490)	(1,089,723)

Discontinued Operations:
Income from Disposal of Discontinued Operations Before Provision for Income Taxes	-	91,750	-	38,203

Income from Discontinued Operations	-	91,750	-	38,203

Net Loss	$(1,806,006)	$(478,494)	$(3,733,490)	$(1,051,520)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.07)	$(0.03)	$(0.17)	$(0.06)
Discontinued operations - basic	$-	$0.00	$-	$0.00
Discontinued operations - diluted	$-	$0.00	$-	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,195,498	19,004,233	22,061,952	16,839,250
Diluted	25,195,498	29,957,928	22,061,952	27,762,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2020	-	$-	19,123,767	$19,123	$4,399,272	$(6,333,389)	(1,914,994)

Common stock issued as commitment fee	-	-	404,385	405	206,388	-	206,793

Warrants stock issued as commitment fee	-	-	-	-	76,667	-	76,667

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	145,634	-	145,634

Net loss	-	-	-	-	-	(521,534)	(521,534)

Balance at March 31, 2021	-	-	19,528,152	19,528	4,827,961	(6,854,923)	(2,007,434)

Common stock issued as stock-based compensation	-	-	25,000	25	24,725	-	24,750

Common stock issued for services	-	-	2,000,000	2,000	380,500	-	382,500

Common stock issued for cash	-	-	379,207	379	284,026	-	284,405

Common stock issued as commitment fee	-	-	285,000	285	125,131	-	125,416

Warrants stock issued as commitment fee	-	-	-	-	49,762	-	49,762

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	99,272	-	99,272

Net loss	-	-	-	-	-	(1,405,950)	(1,405,950)

Balance at June 30, 2021	-	-	22,217,359	22,217	5,791,377	(8,260,873)	(2,447,279)

Common stock issued for cash	-	-	3,436,320	3,436	2,425,487	-	2,428,923

Common stock issued for prepaid services	-	-	100,000	100	(100)	-	-

Accretion of deferred compensation	-	-	-	-	382,500	-	382,500

Common stock issued as commitment fee	-	-	164,000	164	86,181	-	86,345

Warrants stock issued as commitment fee	-	-	-	-	30,497	-	30,497

Common stock issued for acquisition of subsidiary (see Note 3)	-	-	2,008,310	2,008	1,997,992	-	2,000,000

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	343,820	-	343,820

Net loss						(1,806,006)	(1,806,006)

Balance at September 30, 2021	-	$-	27,925,989	$27,925	$11,057,754	$(10,066,879)	$1,018,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2019	-	$-	419,254,217	$419,254	$4,400,795	$(5,091,728)	$(271,679)

Common stock issued a related party for cash	-	-	-	-	25,000	-	25,000

Accretion of stock-based compensation	-	-	-	-	45,824	-	45,824

Net loss	-	-	-	-	-	(79,991)	(79,991)

Balance at March 31, 2020	-	-	419,254,217	419,254	4,471,619	(5,171,719)	(280,846)

Recapitalization of the Company	250,000	250	60,727,607	60,728	(255,702)	-	(194,724)

Common stock and warrants a related party issued for cash	-	-	47,749	48	74,958	-	75,006

Common stock issued as stock-based compensation	-	-	127,942,741	127,943	110,325	-	238,268

Accretion of stock-based compensation	-	-	-	-	168,017	-	168,017

Common stock repurchase obligation (see Note 3)	-	-	-	-	(1,300,000)	-	(1,300,000)

Net loss	-	-	-	-	-	(493,035)	(493,035)

Balance at June 30, 2020	250,000	250	607,972,315	607,973	3,269,217	(5,664,754)	(1,787,314)

Disposal of a component with related party (see Note 3)	(250,000)	(250)	-	-	131,471	-	131,221

Warrant issued pursuant to an agreement	-	-	-	-	360,000		360,000

Net loss	-	-	-	-	-	(478,494)	(478,494)

Balance at September 30, 2020	-	$-	607,972,315	$607,973	$3,760,688	$(6,143,248)	$(1,774,587)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(3,733,490)	$(1,051,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,085	176
Stock-based compensation	24,750	213,841
Common stock and warrant issued for services	765,000	598,268
Gain on extinguishment of debt	(26,629)	-
Gain on forgiveness of debt	(14,754)	-
Amortization of debt discount	1,042,694	-
Change in fair value of derivative liabilities	(232,641)	-
Change in operating assets and liabilities:
Inventory	6,643	-
Prepaid expenses and other current assets	(86,990)	(1,698)
Accounts payable	47,161	(23,298)
Accrued expense and other liabilities	(74,374)	127,079
Unredeemed gift cards	24,301	1,386

Net cash used in operating activities	(2,167,244)	(135,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds for acquisition of a subsidiaries	(60,000)	4,917
Acquisition of property and equipment	(137,772)	(3,168)

Net cash (used by) provided by investing activities	(197,772)	1,749

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	2,713,328	100,006
Proceeds from notes payable	-	164,612
Proceeds from convertible note payable, net of debt discount	1,581,450	-
Proceeds from convertible note payable - related party, net of debt discount	100,000	-
Advance payable	442,900	59,000
Repayment of convertible notes payable	(1,067,649)	-
Repayment of note payable - in default	-	(3,738)
Repayments of advance payable	(407,522)	(36,015)
Repayment of convertible notes payable - related party	(34,609)	-

Net cash provided by financing activities	3,327,898	283,865

Net Change in Cash	962,882	149,848

Cash - beginning of period	447,354	7,137

Cash - end of period	$1,410,236	$156,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$150,721	$7,670
Income taxes	$-	$-

Non-cash investing and financing activities:
Initial amount of ROU asset and related liability	$540,041	$32,444
Reduction of the ROU asset and related liability	$-	$4,232
Termination of the ROU asset and related liability	$-	$25,426
Repurchase obligation pursuant to the Put Option Agreement	$-	$1,300,000
Reduction of the repurchase obligation pursuant to the Put Option Agreement	$588,725	$-
Common stock issued as commitment fee	$418,554	$-
Warrants issued as commitment fee	$156,926	$-
Fair value of true-up shares in connection with the commitment fee	$244,563	$-
Initial derivative liability recorded in connection with convertible notes payable	$223,358	$-

Net Assets and Liabilities Assumed in Acquisition:
Cash	$-	$4,917
Prepaid expenses and other assets	241	9,776
Inventory	20,763	-
Operating right-of-use asset	76,136	32,444
Computer software	66,198	-
Customer relationships	43,000	-
Trademark	505,000	-
Goodwill	1,780,964	-
Accounts payable and accrued liabilities	(203,348)	(209,417)
Operating right-of-use liability	(79,054)	(32,444)
Note Payable	(149,900)	-
Net assets acquired (liabilities assumed)	$2,060,000	$(194,724)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On July 6, 2021, the Company entered and closed on an Agreement and Plan of Merger with the members of Model Meals, LLC (“Model Meals”), acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock and were paid $60,000 in cash. Pursuant to the Acquisition, the Company issued on a pro rata basis, 2,008,310 shares of common stock equal to $2,000,000 divided by the 30-day volume weighted average price (“VWAP”) immediately prior to closing of the Acquisition (see Note 3).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

These interim unaudited condensed consolidated financial statements for the period ending September 30, 2021 consist of the interim unaudited condensed consolidated balance sheets of the Company as of September 30, 2021 and the related interim unaudited condensed consolidated statements of operations, changes in stockholders’ equity deficit and cash flows for the three and nine month periods ended September 30, 2021 and 2020, and the related notes, and reflect the acquisition of the Company’s wholly-owned subsidiaries, Home Bistro Holdings and Model Meals which are fully disclosed in Note 3.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the nine months ended September 30, 2021, the Company had net loss and cash used in operations of $3,733,490 and $2,167,244, respectively. At September 30, 2021, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $10,066,879, $1,018,800 and $652,901, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2021 was primarily from the third-party advances and convertible notes payable and sale of common stock through private placements. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of September 30, 2021 and December 31, 2020 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of receivables and note receivable, value of inventory, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of September 30, 2021 and December 31, 2020, the bank balance was in excess of FDIC insured levels by approximately $1,160,000 and $197,000, respectively. The Company has not experienced any losses in such accounts through September 30, 2021.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 4) and were as follows at September 30, 2021:

	September 30, 2021			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$144,117	$—	$—	$180,029

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

A roll forward of the level 3 valuation financial instruments is as follows:

Nine Months Ended September 30, 2021
(Unaudited)
Balance at December 31, 2020	$180,029
Initial valuation of derivative liabilities included in debt discount	223,358
Reclassification of derivative liability to gain on debt extinguishment	(26,629)
Change in fair value of derivative liabilities	(232,641)
Balance at September 30, 2021	$144,117

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

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Inventory

Inventory consists of non-perishable food items distributed by the Company and are stated at the lower of cost and net realizable value utilizing the first-in first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are based on estimates and included in cost of sales. As of September 30, 2021, the inventory balances were insignificant and the Company determined that there was no allowance needed.

Revenue Recognition

The Company’s revenues consist of high quality, direct-to-consumer, ready-made meals that can be ordered by customers through www.homebistro.com, www.modelmeals.com and restaurant quality meats and seafood through its Colorado Prime Brand. Revenues from the Company’s ready-made meals are recognized when the product is delivered to the customer and title has transferred, It is at this point in time that the Company’s performance obligations have been completed. Product sales are recorded net of any discounts or allowances and include shipping charges.

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

Based on historical redemption patterns, a portion of issued gift cards are not expected to be redeemed (breakage). The Company uses the redemption recognition method for recognizing breakage related to unredeemed gift cards for which it has sufficient historical redemption information. Under the redemption recognition method, breakage revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. At least three years of historical data, which is updated annually, is used to estimate redemption patterns. Breakage revenue is included in product sales and the Company recorded nil for the three and nine months ended September 30, 2021 and 2020 (see Note 7). Model meals, the Company’s wholly-owned subsidiary, does not have sufficient historical redemption information to recognize breakage. Therefore, all issued gift cards are recorded as a liability upon issuance and revenue when used.

Cost of Sales

The Company’s policy is to recognize product related cost of sales in conjunction with revenue recognition, when the product costs are incurred which is upon delivery of product. Cost of sales includes the food and processing costs directly attributable to fulfillment and the delivery of the product to customers including both inbound and outbound shipping costs. In addition, the royalty fee related to the Joint Product Development and Distribution Agreement (see Note 11) was also included in cost of sales.

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $317,844 and $79,563 for the nine months ended September 30, 2021 and 2020, respectively, and 168,331 and $22,709 for the three months ended September 30, 2021 and 2020, respectively. Shipping and handling costs charged to customers are included in sales.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $520,776 and $135,520, for the nine months ended September 30, 2021 and 2020, respectively, and $330,803 and $50,638 for the three months ended September 30, 2021 and 2020, respectively, are presented on the accompanying condensed consolidated statement of operations as selling and marketing expenses.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the nine months ended September 30, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The potentially dilutive common stock equivalents as of September 30, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	September 30,
	2021	2020
Common Stock Equivalents:
Stock Options	—	60,638
Stock Warrants	12,235,462	11,267,571
Convertible Notes	1,204,192	—
Total	13,439,654	11,328,209

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 – ACQUISITIONS AND DISPOSAL OF THE DISCONTINUED OPERATIONS

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Acquisition of Model Meals

Model Meals, LLC (the “Model Meals”) was formed on May 1, 2015. Model Meals provides prepackaged and prepared meals as a solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh directly to the home and utilizes third-party food delivery services to fulfill customers’ orders.

On July 6, 2021, the Company entered and closed on an Agreement and Plan of Merger with the members of Model Meals, acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock and were paid $60,000 in cash. Pursuant to the Acquisition, the Company issued on a pro rata basis, 2,008,310 shares of common stock equal to $2,000,000 divided by the 30-day volume weighted average price (“VWAP”) immediately prior to closing of the Acquisition (see Note 1). The shares are subject to a 24-month Lockup and Leak-Out Agreement and were issued pursuant to Section 4(a)(2) of the Securities Act.

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

In connection with the Acquisition, the assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The fair values are subject to adjustment during measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. Based upon the purchase price allocation, the following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Total
Assets acquired:
Current assets	$97,140
Computer software	66,198
Customer relationships	43,000
Trademark	505,000
Goodwill	1,780,964
Total assets acquired at fair value	2,492,302
Less: total liabilities assumed	(432,302)
Net asset acquired	$2,060,000

Purchase consideration paid:
Fair value of common shares issued	$2,000,000
Cash consideration	60,000
Total purchase consideration paid	$2,060,000

Intangible assets, acquired during the three months ended September 30, 2021, net consisted of the following:

	Estimated Life	September 30, 2021
		(Unaudited)
Computer software	3.5 years	$66,198
Customer relationships	7 years	43,000
Trademark	Indefinite	505,000
Less: Accumulated amortization		(6,628)
		$607,570

During the three months ended September 30, 2021, the Company recorded a total of $6,628 of amortization expense related to the intangible assets acquired.

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2021 and 2020 have been prepared as if the acquisition of Model Meals had occurred as of the beginning of the following periods:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Net Revenues	$2,472,073	$2,697,311
Net Loss	$(3,733,490)	$(1,079,842)
Net Loss per Share	$(0.17)	$(0.06)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 4 – CONVERTIBLE NOTES

At September 30, 2021, the convertible debt consisted of the following:

September 30, 2021
(Unaudited)
Principal amount	$1,156,351
Less: debt discount	(498,440)
Convertible notes payable, net	$657,911

Principal amount – related party	$75,391
Less: debt discount – related party	(39,479)
Convertible notes payable - related party, net	$35,915

Total convertible notes payable balance, net	$693,826

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

On March 18, 2021 (the “Redemption Date”), the Company elected, pursuant to terms of payment as described in the December 2020 Note I, to pay an aggregate amount of 283,615.75 (the “Payoff Amount”) consisting of $275,000 of principal, $7,865.75 of accrued interest and $750.00 in administrative fees (the “Redemption Amount”).The December 2020 Note I is deemed to have been paid in full; the lender will not exercise any of its rights relating to any potential default that may have occurred after the issue date of the December 2020 Note I and the Second Commitment Shares were returned by the lender to the Company’s transfer agent for cancellation as provided for in the December 2020 Agreements I. The fair value of the derivative liability associated with the December 2020 Note I at Redemption Date amounted to $26,629 and was reclassified to gain on debt extinguishment in the accompanying condensed consolidated statement of operation upon redemption. Any remaining unamortized debt discounts were recognized as interest expense on the Redemption Date. As of September 30, 2021, the December 2020 Note I had no outstanding balance.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

December 2020 Note II:

On December 28, 2020, the Company entered into a Securities Purchase Agreement (the “December 2020 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the SPA II, among other things, (i) the Company issued a self-amortization promissory note (the “December 2020 Note II”, and together with the December 2020 SPA II, the “December 2020 Agreements II”) in the aggregate principal amount of $172,000, and (ii) issued 45,989 shares of common stock as a commitment fee and 114,667 shares (the “Second Commitment Shares”) issued as a returnable commitment fee. Accordingly, the Company deems the Second Commitment Shares as unissued shares for accounting purposes. The 45,989 shares of common stock issued were recorded as a debt discount of $14,720 based on the relative fair value method. Pursuant to the December 2020 Note II, the Company received net proceeds of $150,000, net of $15,500 OID and $6,500 of issuance costs. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The December 2020 Note II matures on December 28, 2021 and bears an interest rate of 12% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the December 2020 Note II). The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $19,264 beginning at the end of the third month from the issuance date of the note. The Company can elect to extend the Amortization Payment due date by thirty-days by notifying the holder on or before the of the Amortization Payment due date and pay an extension fee of $1,926, provided that the note is not in default. The first twelve months of interest (equal to $20,640) shall be guaranteed and earned in full as of the issue date, however if the note is repaid in its entirety, on or prior to, the due date of the first Amortization Payment, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the issue date. As of December 31, 2020, the December 2020 Note II had outstanding principal and accrued interest of $172,000 and $0, respectively. During the nine months ended September 30, 2021, the Company fully paid the December 2020 Note II. As of September 30, 2021, the December 2020 Note II had had no outstanding balance.

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

The Company also entered into a Registration Rights Agreement (“Registration Agreement”) in connection with the December 2020 Agreements II (see Note 11). Pursuant to which the Company is required to prepare and file with the SEC a Registration Statement or Registration Statements (as is necessary) covering the resale of all of the Registrable Securities , which Registration Statement(s) shall state that, in accordance with Rule 415 promulgated under the Securities Act, such Registration Statement also covers such indeterminate number of additional shares of Securities as may become issuable upon stock splits, stock dividends or similar transactions. The Company shall initially register for resale all of the Registerable Securities, or an amount equal to the maximum amount allowed under Rule 415 (a)(1)(i) as interpreted by the SEC. In the event the Company cannot register sufficient shares of Securities, due to the remaining number of authorized shares of Securities being insufficient, the Company will use its best efforts to register the maximum number of shares it can base on the remaining balance of authorized shares and will use its best efforts to increase the number of its authorized shares as soon as reasonably practicable.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

January 2021 Financings

January 2021 Note I:

On January 12, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA I, the Company; (i) issued a self-amortization promissory note (the “January 2021 Note I”, and together with the January 2021 SPA I, the “January 2021 Agreements I”) in the aggregate principal amount of $120,000; (ii) issued a total of 29,385 shares of common stock as a commitment fee and; (iii) shall issue 73,269 shares of common stock which is returnable pursuant to the terms of the January 2021 Agreements I (the “Second Commitment Shares”). The 29,385 shares of common stock issued were recorded as a debt discount of $17,297 based on the relative fair value method. The Company received net proceeds of $105,000, net of $10,000 OID and $5,000 issuance cost. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The January 2021 Note I matures on January 12, 2022 and bears an interest rate of 10% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the January 2021 Note I)). The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $14,666.66 beginning April 12, 2021. The Company can elect to extend the Amortization Payment due date by thirty-days by notifying the holder on or before the of the due date and pay an extension fee of $3,080, provided that the note is not in default. The first twelve months of interest (equal to $12,000) shall be guaranteed and earned in full as of the issue date, however if the note is repaid in its entirety, on or prior to, the due date of the first Amortization Payment, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the issue date. During the nine months ended September 30, 2021, the Company fully paid the January 2021 Note I. As of September 30, 2021, the January 2021 Note I had no outstanding balance.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

January 2021 Note II:

On January 27, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $330,000 (the “January 2021 Note II”) with the Company receiving $300,000 in net proceeds, net of $33,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 150,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 150,000 shares of common stock (the “January 2021 Warrant II”, and together with the January 2021 SPA II and the January 2021 Note II, the “January 2021 Agreements II”). The 150,000 shares of common stock and 150,000 warrants issued were valued at $85,981 and $31,821, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $93,750, all recorded as a debt discount to be amortized over the twelve-month term of the note. The January 2021 Note II matures on February 1, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the January 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $39,600 beginning May 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the January 2021 Note II at any time or times on or after the occurrence of an Event of Default. The January 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The January 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The January 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended September 30, 2021, the Company paid $175,537 of principal and $22,463 of accrued interest. As of September 30, 2021, the January 2021 Note II had outstanding principal and accrued interest of $154,463 and $0, respectively.

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

March 2021 Financings

March 2021 Note I:

On March 22, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note I”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant I”, and together with the March 2021 SPA I and the March 2021 Note I, the “March 2021 Agreements I”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $6,949 and $1,346, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $5,133, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note I mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note I immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note I at any time or times on or after the occurrence of an Event of Default. The March 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months Ended September 30, 2021, the Company paid $17,307 of the principal and $2,058 of accrued interest. As of September 30, 2021, the March 2021 Note I had outstanding principal and accrued interest of $37,693 and $0, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

March 2021 Note II:

On March 29, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note II”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID to be amortized over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant II”, and together with the March 2021 SPA II and the March 2021 Note II, the “March 2021Agreements II”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,504 and $8,350, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $23,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note II mature on March 21, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning June 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note II at any time or times on or after the occurrence of an Event of Default. The March 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended September 30, 2021, the Company paid $106,556 of principal and $6,199 of accrued interest. As of September 30, 2021, the March 2021 Note II had outstanding principal and accrued interest of $3,44 and $0, respectively.

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

March 2021 Note III – Related Party:

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA III”) with an investor, who is also a major stockholder and director and considered to be a related party, for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA III, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note III”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortize over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant III”, and together with the March 2021 SPA III and the March 2021 Note III, the “March 2021 Agreements III”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $23,718 and $7,924, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $22,250, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note III mature on March 30, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note III immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note III at any time or times on or after the occurrence of an Event of Default. The March 2021 Note III is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements III contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA III also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended September 30, 2021, the Company paid $34,610 of principal and $4,124 of accrued interest. As of September 30, 2021, the March 2021 Note III had outstanding principal and accrued interest of $75,390 and $0, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

March 2021 Note IV:

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA IV”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA IV, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note IV”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant IV”, and together with the March 2021 SPA IV and the March 2021 Note IV, the “March 2021Agreements IV”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $11,845 and $3,957, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $11,125, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note IV mature on March 21, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note IV immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning June 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note IV at any time or times on or after the occurrence of an Event of Default. The March 2021 Note IV is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements IV contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA IV also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended September 30, 2021, the Company paid $53,985 of principal and $3,100 of accrued interest. As of September 30, 2021, the March 2021 Note IV had outstanding principal and accrued interest of $1,015 and $0, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

March 2021 Note V:

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA V”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA V, the Company; (i) issued a convertible note with principal amount of $165,000 (the “March 2021 Note V”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 75,000 shares of common stock (the “March 2021 Warrant V”, and together with the March 2021 SPA V and the March 2021 Note V, the “March 2021Agreements V”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $36,499 and $12,352, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $34,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note V mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note V immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $20,167 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note V at any time or times on or after the occurrence of an Event of Default. The March 2021 Note V is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements V contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA V also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended September 30, 2021, the Company paid $49,609 of principal and $10,893 of accrued interest. As of September 30, 2021, the March 2021 Note V had outstanding principal and accrued interest of $115,392 and $0, respectively.

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

April 2021 Financing

On April 7, 2021, the Company closed a Securities Purchase Agreement dated March 29, 2021 (the “April 2021 SPA”) with an investor for the sale of the Company’s convertible note. Pursuant to the April 2021 SPA, the Company; (i) issued a convertible note with principal amount of $165,000 (the “April 2021 Note”) with the Company receiving $146,500 in net proceeds, net of $15,000 of OID and $3,500 of legal fees; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 75,000 shares of common stock (the “April 2021 Warrant”, and together with the April 2021 SPA and the April 2021 Note, the “April 2021Agreements”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $31,913 and $9,669, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $27,375, recorded as a debt discount to be amortized over the twelve-month term of the note. The April 2021 Note I mature on March 30, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the April 2021 Note immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $19,800 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the April 2021 Note at any time or times on or after the occurrence of an Event of Default. The April 2021 Note is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The April 2021 Agreements contain other provisions, covenants, and restrictions common with this type of debt transaction. The April 2021 SPA also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended September 30, 2021, the Company paid $50,824 of principal and $8,576 of accrued interest. As of September 30, 2021, the April 2021 Note had outstanding principal and accrued interest of $114,176 and $0, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

May 2021 Financings

May 2021 Note I:

On May 17, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $132,000 (the “May 2021 Note I”) with the Company receiving $111,700 in net proceeds, net of $12,000 of OID and $8,300 of legal fees; (ii) issued 60,000 shares of common stock (the “First Commitment Shares”) as commitment fee and shall issue 165,000 shares of common stock (the “Second Commitment Shares”) issued as a returnable commitment fee, accordingly, the Company deems the Second Commitment Shares as unissued for accounting purposes and; (iii) issued warrant to purchase up to 60,000 shares of common stock (the “May 2021 Warrant I”, and together with the May 2021 SPA I and the May 2021 Note I, the “May 2021 Agreements I”). The 60,000 shares of common stock and 60,000 warrant issued were valued at $26,824 and $9,767, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $26,700, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note I matures on May 10, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date; in an event of default, the interest rate shall increase to 16% per annum. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $15,667 due on the first day of each month, beginning August 9, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note I at any time or times on or after the occurrence of an event of default. The May 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The May 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended September 30, 2021, the Company paid $25,532 of principal and $4,802 of accrued interest. As of September 30, 2021, the May 2021 Note I had outstanding principal and accrued interest of $105,468 and $0, respectively.

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

May 2021 Note II:

On May 28, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $285,000 (the “May 2021 Note II”) with the Company receiving $250,000 in net proceeds, net of $28,500 of OID and $6,500 of legal fees; (ii) issued 150,000 shares of common stock (the “Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 150,000 shares of common stock (the “May 2021 Warrant II”, and together with the May 2021 SPA II and the May 2021 Note II, the “May 2021Agreements II”). The 150,000 shares of common stock and 150,000 warrant issued were valued at $69,583 and $30,326, respectively, using the relative fair value method, all recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note II matures on May 26, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $31,350 due on the first day of each month, beginning August 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note II at any time or times on or after the occurrence of an event of default. The May 2021 Note II is convertible at a conversion price of $0.70 (“Conversion Price”). The May 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended September 30, 2021, the Company paid $20,300 of principal and $11,050 of accrued interest. As of September 30, 2021, the May 2021 Note II had outstanding principal and accrued interest of $264,700 and $3,431, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

September 2021 Financings

September 2021 Note I:

On September 1, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $110,000 (the “September 2021 Note I”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID; (ii) issued 50,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 50,000 shares of common stock (the “September 2021 Warrant I”, and together with the September 2021 SPA I and the September 2021 Note I, the “September 2021 Agreements I”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,877 and $9,493, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the nine-month term of the note. The September 2021 Note I matures on June 1, 2022 and a one-time OID charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $13,444 due on the first day of each month, beginning October 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the September 2021 Note I at any time or times on or after the occurrence of an event of default. The September 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days  immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of September 30, 2021, the September 2021 Note I had outstanding principal and accrued interest of $110,000 and $1,222, respectively.

The September 2021 Warrant I, issued to the investor as commitment fee, provides for the right to purchase up to 50,000 shares of common stock; (i) valued at $9,493 using the relative fair value method and recorded as a debt discount to be amortized over the nine-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

September 2021 Note II:

On September 8, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $250,000 (the “September 2021 Note II”) with the Company receiving $218,250 in net proceeds, net of $25,000 of OID and $6,750 of legal fees; (ii) issued 114,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 114,000 shares of common stock (the “September 2021 Warrant II”, and together with the September 2021 SPA II and the September 2021 Note II, the “September 2021 Agreements II”). The 114,000 shares of common stock and 114,000 warrant issued were valued at $59,468 and $21,004, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the twelve-month term of the note. The September 2021 Note II matures on August 1, 2022 and 10% of OID was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $30,556 due on the first day of each month, beginning December 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the September 2021 Note II at any time or times on or after the occurrence of an event of default. The September 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of September 30, 2021, the September 2021 Note II had outstanding principal and accrued interest of $250,000 and $2,778, respectively.

The September 2021 Warrant II, issued to the investor as commitment fee, provides for the right to purchase up to 114,000 shares of common stock; (i) valued at $21,004 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

During the nine months ended September 30, 2021, the fair value of the stock warrants was estimated at issuance using the Binomial Valuation Model with the following assumptions:

September 30, 2021
Dividend rate	—%
Term	2.5 years
Volatility	60% to 70%
Risk—free interest rate	0.14 to 0.24%

Commitment Share True-Up Provision

The Amended December Note I, Amended January Note I, January Note II, March Financings, April 2021 Financing and May 2021 Note I (collectively as “Notes”), as discussed above, included a Commitment Share True-Up provision whereby if during the period beginning on the six-month anniversary of the date of the closing date and ending on the later of (i) the maturity date, or (ii) the date on which the Notes, is fully satisfied and cancelled (the “True-Up Period”), the then lowest traded price of the Company’s common stock (“Common Stock”) for any Trading Day within the True-Up Period (“Subsequent Share Price”), as reported on the Company’s principal market, is less than the closing price of the Company’s common stock on the closing date of each Note, then the Company shall, within three (3) trading days of holder’s provision of written notice in (“True-Up Notice”), issue and deliver to the holder an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to (X) the quotient of the Commitment Value (as defined below) divided by the Subsequent Share Price, multiplied by 1.5, less (Y) the Commitment Shares. The “Commitment Value” shall mean the product of the Commitment Shares multiplied by the closing price of the Company’s common stock on the Closing Date of each Note. Any additional shares of Common Stock issuable as defined in the Notes (“True-up Shares”), if required to be issued shall be issued provided however, that in no event shall the holder be entitled to receive shares of common stock in excess of the amount that would result in beneficial ownership by the holder and its affiliates of 4.99% of the outstanding shares of Common Stock at that time. For purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The Company shall at all times reserve shares of its Common Stock for Holder in an amount equal to 300% multiplied by (X) the quotient of the Commitment Value divided by the lowest traded price of the Common Stock during the five Trading Days immediately preceding the respective date of calculation, multiplied by 1.5, less (Y) the Original Shares. At the inception of the respective Notes, the value of the true-up shares is based on a fixed monetary amount known at inception to be settled with a variable number of shares if triggered which reflects stock settled debt. Therefore, the Commitment Share True-up had an aggregate fixed monetary value of $224,563 which is reflected as liability to be settled with common stock in the accompanying condensed consolidated balance sheets.

Derivative Liabilities Pursuant to Convertible Notes

In connection with the issuance of the January 2021 Financings, March 2021 Financings, April 2021 Financing and May 2021 Financings , and September 2021 Financings (collectively referred to as “Notes”), the Company determined that the terms of the Notes contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon an event of default, which includes events not within the control of the Company. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Monte Carlo valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the nine months ended September 30, 2021, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $223,358 was recorded as derivative liabilities and debt discount.

Additionally, in connection with the Notes, the Company issued an aggregate of 853,385 shares of common stock and an aggregate of 824,000 warrants as commitment fees (see Note 10). The Company also issued additional 133,250 warrants as commitment fees (see Note 10), in connection with a debt modification of the December Note II and January Note I. The common shares and warrants issued during the nine months ended September 30, 2021 were valued, in aggregate, at $575,480 using the relative fair value method and recorded as debt discount to be amortized over the term of the Notes.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

At September 30, 2021, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $232,641 for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the fair value of the derivative liabilities was estimated at issuance and at the September 30, 2021, using the Monte Carlo Valuation Model with the following assumptions:

September 30, 2021
Dividend rate	—%
Term (in years)	0.33 to 0.84
Volatility	90%
Risk—free interest rate	0.04 to 0.11%
Default probability	25%

For the three and nine months ended September 30, 2021, amortization of debt discounts related to the convertible notes amounted to $328,068 and $1,042,694, respectively, included as interest expense on the accompanying condensed consolidated statements of operations. At September 30, 2021, and December 31, 2020 the unamortized debt discount was $537,916 and $305,524, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable is summarized below:

September 30, 2021
(Unaudited)
Principal amount	$306,900
Less: current portion	(11,028)
Notes payable - long term portion	$295,872

Minimum principal payments under notes payable are as follows:

Remaining in December 31, 2021	$7,988
Year ended December 31, 2022	6,170
Year ended December 31, 2023	6,405
Year ended December 31, 2024	6,649
Year ended December 31, 2025	6,902
Thereafter	272,786
Total principal payments	$306,900

Paycheck Protection Program Loan

On April 8, 2020, the Company received federal funding in the amount of $14,612 through the Paycheck Protection Program (the “PPP”) of the CARES Act, administered by the U.S. Small Business Administration (“SBA”). The PPP note bears an interest rate 0.98% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing six months after the effective date of the PPP note, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the lender and the Company. The PPP note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the lender, or breaching the terms of the PPP note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP note. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. On April 28, 2021, the SBA authorized forgiveness of the outstanding principal balance of $14,612 and $142 of accrued interest payable of the Company’s PPP loan which has been recorded as a gain on debt forgiveness in the accompanying condensed consolidated statements of operations. As of September 30, 2021, the PPP note had no outstanding balance.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Economic Injury Disaster Loan

On May 20, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $149,900, net of $100 processing fee, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments in the amount of $731, including principal and interest, are due monthly beginning May 20, 2021 (twelve months from the date of the SBA Note). The balance of principal and interest is payable thirty years from the date of the SBA Note. As of September 30, 2021, the SBA Note had an outstanding principal balance of $149,900 and $7,675 of accrued interest, reflected in the accompanying condensed consolidated balance sheet as long-term note payable and accrued expense and other liabilities, respectively.

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of September 30, 2021, the SBA Note had an outstanding principal balance of $150,000 and accrued interest of $7,243, reflected in the accompanying condensed consolidated balance sheets under accrued expense and other liabilities.

On June 26, 2020, in connection SBA Loan Agreement, the Company received a grant that does not have to be repaid, in the amount of $5,000 which was recorded as other income in the accompanying condensed consolidated statements of operations.

November Note Payable

On November 12, 2020, the Company entered into a Note Agreement with an investor for the sale of the Company’s note (the “Note”). Pursuant to the terms provided for in the Note Agreement, the Company issued to the investor a Note and the Company received proceeds in the amount of $7,000. The Note bears an interest of 5% per annum and matures on November 12, 2021. The Company may prepay all or any portion of the interest and the unpaid principal balance of this Note at any time, or from time to time, without penalty or premium. As of September 30, 2021, the Note had an outstanding principal balance of $7,000 and accrued interest of $308, reflected in the accompanying condensed consolidated balance sheets under accrued expense and other liabilities.

NOTE 6 – ADVANCE PAYABLE

On August 5, 2020, the Company entered into a capital advance agreement (the “Third Advance Agreement”) with Shopify. Under the terms of the Third Advance Agreement, the Company has received $49,000 of principal and will repay $55,370 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. In 2020, the Company paid $47,328 of the principal balance and the advance had an outstanding balance $1,672. During the nine months ended September 30, 2021, the Company paid the advance in full and there was no balance outstanding as of September 30, 2021.

On November 17, 2020, the Company entered into a capital advance agreement (the “Fourth Advance Agreement”) with Shopify. Under the terms of the Fourth Advance Agreement, the Company has received $63,000 of principal and will repay $71,190 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. As of December 31, 2020, the advance had outstanding principal balance of $63,000. During the nine months ended September 30, 2021, the Company paid the advance in full and there was no balance outstanding as of September 30, 2021.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

On December 10, 2020, the Company entered into a working capital agreement (the “First PayPal Advance Agreement”) with PayPal. Under the terms of the Fifth Advance Agreement, the Company received net proceeds of $17,000, net of $1,840 loan fee for a total principal amount of $18,840. and will repay the principal and by remitting The Company shall pay a minimum payment every 90-days beginning at the end of the Cancellation Period and ending when the Total Payment Amount has been delivered to Lender. The minimum payment is due in each 90-day period, irrespective of the amount paid in any previous 90-day period. The minimum payment is 5% of the principal amount for loans expected to be repaid in 12 months or more and 10% of the principal amount for loans expected to be repaid in less than 12 months (based on the Company’s account history). In 2020, the Company paid $5,015 of principal balance and the advance had an outstanding balance of $13,825 as of December 31, 2020. During the nine months ended September 30, 2021, the Company paid the advance in full and there was no balance outstanding as of September 30, 2021.

On March 29, 2021, the Company entered into a capital advance agreement (the “Fifth Advance Agreement”) with Shopify. Under the terms of the Fifth Advance Agreement, the Company has received $23,000 of principal and will repay $25,990 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the nine months ended September 30, 2021, the Company paid the advance in full and there was no balance outstanding as of September 30, 2021.

On March 30, 2021, the Company closed a Revenue Share Agreement (“Agreement”) with a lender pursuant to which the Company agreed to sell, assign and transfer to the lender and the lender agreed to purchase from the Company, all of the Company’s right, title and interest in its future receivables amounting to $74,200 (“Specified Amount”) and $70,000 (“Purchase Price” or “Advance”) of this amount shall be made available to the Company. Pursuant to the Agreement, prior to the lender making the amount of the Advance available for use (even if the Company choose not to spend any or all of the Advance); (a) the Company will deliver, and will cause to be delivered, on each day to the lender, 20% of future receivables and 25% of future receivables after the 121st day from and including the closing date (“Applicable Percentage”) until the lender receive the specified Amount and; (b) the Company acknowledge that good, sufficient and valuable consideration has been received. The Company will only use the Advance for the purchase of products or services necessary to operate its business as defined in the Agreement. On April 1, 2021, an advance of $74,200 of which $70,000 was made available to the Company and $4,200 OID was charged to interest expense. During the nine months ended September 30, 2021, the Company paid the advance in full and there was no balance outstanding as of September 30, 2021.

On July 9, 2021, the Company entered into a capital advance agreement (the “Sixth Advance Agreement”) with Shopify. Under the terms of the Sixth Advance Agreement, the Company has received $95,000 of principal and will repay $107,350 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the nine months ended September 30, 2021, the Company paid $11,825 of the outstanding balance. The advance had $83,175 of outstanding balance as of September 30, 2021, reflected as advance payable on the accompanying condensed consolidated balance sheets.

On August 31, 2021, the Company entered into a capital advance agreement (the “Seventh Advance Agreement”) with Shopify. Under the terms of the Seventh Advance Agreement, the Company has received $34,000 of principal and will repay $38,420 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The advance has an outstanding balance of $34,000 as of September 30, 2021, reflected as advance payable on the accompanying condensed consolidated balance sheets.

On September 1, 2021, the Company entered into a capital advance agreement (the “First Advance Agreement”) with Liberty Funding. Under the terms of the First Advance Agreement, the Company has received $110,000 of principal and will repay $132,000 by making weekly installments of $5,500 until the advance is repaid in full. During the three months ended September 30, 2021, the Company paid the advance in full and there was no balance outstanding as of September 30, 2021.

NOTE 7 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Beginning balance	$48,311	$10,365
Acquired gift card liability (see Note 3)	87,260	—
Sale of gift cards	104,950	99,322
Revenue from breakage	—	(17,114)
Total gift card redemptions	(80,649)	(44,262)
Ending balance	$159,872	$48,311

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 8 – LEASE LIABILITIES

Operating Lease Right-of-Use (“ROU”) Asset and Operating Lease Liabilities

On July 6, 2021, the Company acquired Model Meals (see Note 3), which had a lease agreement for its facility in Santa Ana, California. On July 06, 2021, the lease expires in December 2021 and had remaining operating right-of-use asset and liability of $76,136 and $79,054, respectively. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of $14,140 for the remainder of the lease term

June 1, 2021, the Company entered into a lease agreement, effective July 13, 2021, for its facility in Pembroke Pine, Florida. The lease is for a period of 36 months commencing in July 2021 and expiring in July 2024. Pursuant to the lease agreement, the Company shall pay a monthly base rent of; (i) $8,062 in the first year; (ii) $8,465 in the second year and; (iii) $8,888 in the third year.

For the nine months ended September 31, 2021, total rent expense amounted to $58,542 which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the operating lease liabilities was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

Operating right-of-use (“Operating ROU”) asset is summarized below:

September 30, 2021
(Unaudited)
Operating ROU assets	$336,614
Less accumulated reductions	(48,971)
Balance of Operating ROU assets, net	$287,643

Operating lease liabilities related to the Operating ROU assets is summarized below:

September 30, 2021
(Unaudited)
Operating lease liabilities	$339,532
Total operating lease liabilities	339,532
Reduction of operating lease liabilities	(51,377)
Total	288,155
Less: short term portion	(114,216)
Long term portion	$173,939

Future minimum operating lease payments under the operating lease agreements at September 30, 2021 are as follows:

Year ending December 31,	Amount
2021	$62,459
2022	98,755
2023	103,692
2024	62,215
Total minimum non-cancelable operating lease payments	327,121
Less: discount to fair value	(38,967)
Total operating lease payable at September 30, 2021	$288,154

Financing Lease Right-of-Use (“ROU”) Assets and Financing Lease Liability

On July 13, 2021, the Company entered into a financing agreement with a lessor for the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $6,500 for a period of 36 months commencing in August 2021 through August 2024. The monthly payment shall consist of $6,000 cash and $500 in gift card allowance, reflected in the accompanying balance sheet under accrued liabilities. At the effective date of the financing agreement, the Company recorded a financing lease payable of $200,509.

The significant assumption used to determine the present value of the financing lease liability was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Financing right-of-use (“Financing ROU”) asset is summarized below:

September 30, 2021
(Unaudited)
Financing ROU assets	$200,509
Less accumulated depreciation	(13,924)
Balance of financing ROU assets, net	$186,585

For the three months ended September 30, 2021, depreciation expense related to Financing ROU assets amounted to $13,924.

Financing lease liability related to the Financing ROU assets is summarized below:

September 30, 2021
(Unaudited)
Financing lease payables for equipment	$200,509
Total financing lease payables	200,509
Reduction of financing lease liability	(8,748)
Total	191,761
Less: short term portion	(61,596)
Long term portion	$130,164

Future minimum lease payments under the financing lease agreement at September 30, 2021 are as follows:

Year ending December 31,	Amount
2021	$19,500
2022	78,000
2023	78,000
2024	45,500
Total minimum non-cancelable financing lease payments	221,000
Less: discount to fair value	(29,239)
Total financing lease payable at September 30, 2021	$191,761

NOTE 9 – RELATED PARTY TRANSACTION

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount paid to the related entity during the nine months ended September 30, 2021 and 2020 were $120,778 and $75,832, respectively, which is included in cost of goods sold on the statement of operations.

See also disposal of the RTD Business with related party in Note 3 – Acquisition of Home Bistro Holdings and Disposal of the Discontinued Operations of the RTD Business.

See also related party convertible note in Note 4 – March 2021 Note III – Related Party.

NOTE 10 – STOCKHOLDERS’ DEFICIT

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Preferred Stock

As of September 30, 2021, there were no outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (see above Stocks Issued Pursuant to Recapitalization).

On September 25, 2020, in connection with the Asset Purchase Agreement between the Company and Gratitude Keto, the Company repurchased the 250,000 shares of Series B Preferred Stock (see above Stocks Issued Pursuant to Recapitalization) held by a stockholder (see Note 3).

Common Stock and Warrants Issued Pursuant to Recapitalization

On April 20, 2020, in connection with the Exchange Agreement and Merger (see Note 3):

●	519,000 shares of Series A Preferred stock, were exchanged for aggregate of 42,395,542 shares of common stock and 87,354,458 of stock warrants. The 87,354,458 stock warrants issued are exercisable at $0.001 and expire on April 20, 2030. As of September 30, 2020, there were no outstanding shares of Series A Preferred stock.

●	250,000 shares of Series B Convertible Preferred stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement and the remaining 250,000 shares of Series B Convertible Preferred stock remain issued and outstanding as of September 30, 2020.

●	2,250 and 250 of the Company’s shares of Series C Preferred stock, were exchanged for 11,250,000 of stock warrants and 1,250,000 shares of common stock, respectively, for an aggregate of 2,500 shares of Series C Preferred exchanged. The 11,250,000 stock warrants are exercisable at $0.001 and expire on April 20, 2030. As of September 30, 2020, there were no outstanding shares of Series C Preferred stock.

●	a lender converted $1,127,500 of outstanding convertible note balance into 28,187,500 of stock warrants, exercisable at $0.001 and expire on April 20, 2030.

●	2,500,000 shares of commons stock held by a stockholder were exchanged for 2,500,000 of stock warrants, exercisable at $0.001 and expire on April 20, 2030.

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

●	On April 20, 2020, pursuant to the Merger (see Note 3), the Company issued 129,291,958 stock warrants with exercise price of $0.001 and expiration date of April 20, 2030 (see above Stocks Issued Pursuant to Recapitalization), in exchange for certain outstanding shares of the Company’s common stock on the date of the Merger.

●	On April 20, 2020, pursuant to the Exchange Agreement (see Note 3), the Company issued 221,593,553 stock warrants with exercise price of $0.001 and expiration date of April 20, 2030 in exchange for certain outstanding common stock shares of Home Bistro on the date of the Merger.

Common Stock

Common stock issued for cash:

●	During the nine months ended September 30, 2021, the Company issued an aggregate of 3,815,527 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $2,713,238.

●	During the nine months ended September 30, 2020, the Company issued an aggregate of 47,749 shares of common stock, to a related party for aggregate cash proceeds of $100,006.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Common stock issued for services:

●	On April 20, 2021, the Company issued an aggregate of 2,000,000 shares of common stock with an aggregate grant date fair value of $1,530,000 or $0.765 per share based on the market price of common stock on grant date, to two consultants pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the twelve-month service period. During the nine months ended September 30, 2021, $382,500 of the deferred compensation was amortized which was charged to professional and consulting fee in the accompanying condensed consolidated statements of operations.

●	On September 29, 2021, the Company issued 100,000 shares of common stock with fair value of $135,000 of $1.35 per share based on the market price of common stock on grant date, to a consultant pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the six-month service period.

Stock-based compensation:

●	On April 29, 2021, the Company issued 25,000 shares of common stock with an aggregate grant date fair value of $24,750 or $0.99 per share based on the market price of common stock on grant date, to a board member for services rendered and was charged to compensation and related expenses in the accompanying condensed consolidated statements of operations.

●	During the nine months ended September 30, 2020, the Company recorded stock-based compensation of $213,841, related to common stock issued to an executive pursuant to an employment agreement and was charged as compensation and related expenses in the accompanying statements of operations. As of September 30, 2020, there was no unamortized compensation expense related to these common shares.

●	During the nine months ended September 30, 2020, the Company recorded stock-based compensation of $238,268 related to an aggregate of 127,942,741 shares of common stock issued to employees and various consultants, of which $102,332 was charged as compensation and related expenses, $124,219 as professional and consulting expenses and $11,717 as selling and marketing expenses in the accompanying condensed consolidated statements of operations.

Common stock issued for commitment fee with convertible notes payable:

●	On January 12, 2021, the Company issued 29,385 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement (see Note 4), valued at $17,297 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On January 27, 2021, the Company issued 150,000 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement (see Note 4), valued at $85,981 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 22, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $6,949 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 29, 2021, the Company issued 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $24,504 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 50,000 shares of common stock to a related party investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $23,718 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $11,845 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 31, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $36,499 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

●	On April 7, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $30,947 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 17, 2021, the Company granted 60,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $26,824 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 28, 2021, the Company granted 150,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $67,645 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On September 1, 2021, the Company granted 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $26,877 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On September 8, 2021, the Company granted 114,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 4), valued at $59,468 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

Cancellation of common stock issuable:

●	On April 20, 2020, in connection with the Exchange Agreement and Merger (see Note 3), 2,600,000 shares of common stock issuable at the closing of the acquisition were cancelled during the nine months ended September 30, 2020. As of September 30, 2020, the Company did not have any common stock issuable.

Common stock issued for acquisition of subsidiary:

●

On July 6, 2021, the Company granted an aggregate of 2,008,310 shares of common stock on a pro rata basis, equal to $2,000,000 divided by the 30-day volume weighted average price (“VWAP”) immediately prior to closing of the Acquisition, to members of Model Meals, LLC in exchange for 100% membership of Model Meals, pursuant to the Agreement and Plan of Merger (see Note 1 and Note 3).

Stock Options

A summary of the Company’s outstanding stock options as of September 30, 2021 and changes during the period ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	60,638	$3.20	0.03	$—
Expired	(60,368)	$—	—	—
Balance at September 30, 2021	—	$—	—	$—

Stock Warrants

Warrants issued pursuant to an agreement (see Note 11):

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Warrants issued for commitment fee with convertible notes payable (see Note 4):

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

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a related party investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $7,924 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 30, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $3,957 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $12,352 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 55,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $6,173 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On April 7, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $9,669 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On May 17, 2021, the Company issued a warrant to purchase up to 60,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $9,767 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On May 28, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $30,326 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $1.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

●	On September 1, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $9,493 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On September 8, 2021, the Company issued a warrant to purchase up to 114,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 4). The warrant; (i) was valued at $21,004 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

A summary of the Company’s outstanding stock warrants as of September 30, 2021 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2020	11,278,212	$0.03	9.3
Issued pursuant to convertible debt (see Note 4)	957,250	2.34	4.6
Balance on September 30, 2021	12,235,462	$0.21	8.3
Stock warrants exercisable on September 30, 2021	12,235,462	$0.21	8.3

Certain exercisable stock warrants had per share intrinsic value of $1.20 at September 30, 2021, totaling $13,507,927.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. The former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. As of September 30, 2021 and December 31, 2020, the balance remaining due on this obligation were $22,900 and $26,400, respectively, included in accounts payable on the accompanying condensed consolidated balance sheets.

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement also referred to herein as Market Period. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars also referred to herein as Total Investment in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying condensed consolidated balance sheets as a long-term liability, Common stock repurchase obligation, and reduction of additional paid in capital upon entering the Put Option Agreement. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. During the nine months ended September 30, 2021, the Company re-assessed the repurchase obligation and pursuant to the agreement recorded a reduction of $588,725 for net proceeds realized by the stockholder on sale of Company common stock which was reclassified to additional paid in capital. As of September 30, 2021 and December 31, 2020, the Company had $0.7 and $1.3 million of common stock repurchase obligation outstanding, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. Royalties will be accrued over the term of the Development Agreement, to be included in cost of sale. In 2020, the Company accrued $36,403 of royalty fee. During the nine months ended September 30, 2021, the Company accrued $93,284 of royalty fee and paid an aggregate of $72,800. As of September 30, 2021 and December 31, 2020, a total of $56,887 and $36,403 of accrued royalty fee, respectively, was reflected as accrued expense and other liabilities in the accompanying condensed consolidated balance sheets.

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

For the use of Red Velvet Desserts and all associated intellectual property for the benefit of the Red Velvet Desserts, Bistro shall pay to Red Velvet the following: (i) 10% of all Net Revenue generated from the sale of the Red Velvet Desserts (the “Velvet Desserts Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Red Velvet Desserts less discounts and returns. The Velvet Desserts Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Red Velvet Desserts dedicated code was used at the time of purchase (“Velvet Desserts Commission”). The Velvet Desserts Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Commission was earned. As of September 30, 2021, there were no payments accrued or paid under the Development Agreement.

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Roblé a guaranteed minimum compensation of $36,000 for twelve months (the “GMC”) as follows: (i) $9,000 upon the Company’s receipt and approval of all recipes submitted by Roblé; (ii) $9,000 upon the commencement of selling of the Roblé Meals (“Selling Date”); (iii) $3,000 per month for a period of six months, commencing the month immediately following the Selling Date. The total aggregate compensation paid to Roblé shall be reduced by the GMC. As of September 30, 2021, the first condition of the GMC has been satisfied by both parties.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Hungry Fan Brand, LLC

On February 18, 2021, the Company and Hungry Fan Brand, LLC (“Hungry Fan”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date. The Development Agreement shall remain in effect for twelve months form the effective date unless sooner terminated as defined in the agreement. Pursuant to the Development Agreement, the Parties shall jointly contribute and be responsible for the development of the Hungry Fan Meals, under the terms and conditions of the Development Agreement.

For the use of Hungry Fan Meals and all associated intellectual property for the benefit of the Hungry Fan Meals, the Company shall pay to Hungry Fan the following: (i) 10% of all Net Revenue generated from the sale of the Hungry Fan Meals (the “Hungry Fan Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Hungry Fan Meals less discounts and returns. The Hungry Fan Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Hungry Fan Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Hungry Fan dedicated code was used at the time of purchase (“Hungry Fan Commission”). Upon execution of the Development Agreement, the Company shall provide Hungry Fan with a dedicated code to publicly share for a mutually agreed upon percent off any purchase of Home Bistro and Prime Chop brand orders. The Company shall ensure that the code is valid and in effect for the entire Term. The Hungry Fan Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Hungry Fan Commission was earned.

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Hungry Fan a guaranteed minimum compensation of $24,000 over twelve months (the “GMC”), to be paid in installments of $2,000 per month, by the 10th business day of the following month in which the Hungry Fan Commission was earned. The Parties agree that the Hungry Fan Royalty shall be credited against the Guarantee received to date. As of September 30, 2021, the Company is current with the GMC.

License Intellectual Agreement

On April 25, 2021, the Company entered into a nonexclusive and nontransferable License Intellectual Agreement (“License”) with Homemade Meals, LL C (“Homemade Meals”) to sublicense or use in design, promotion, production, marketing, selling, and distribution of meal kits, and other similar and related goods and products, the trade name “Homemade Meals” (“Licensed Intellectual Property”). Pursuant to the License the Company shall pay Homemade Meals a license fee equal to 4% of the Company’s total revenue generated from the use and/or sublicense of the Licensed Intellectual Property and the license shall be perpetual, commencing upon the Effective Date unless terminated in accordance the provisions of the License Agreement. As of September 30, 2021, there were no payments accrued or paid under the License.

Membership Interest Purchase Agreement

On July 12, 2021, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with the members of Homemade Meals, LLC (“Homemade Meals”), a, Delaware limited liability company, whereby the Company agreed to issue to 4,266,666 shares of the Company’s common stock which shall be valued based on the market price of common stock on the acquisition date, in exchange for 100% of the membership interests of Homemade Meals. As of September 30, 2021, no consideration has been transferred and the Company does not consider the Agreement closed as of September 30, 2021.

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

The Company shall use its best efforts to have the Registration Statement filed with the SEC within 60 or 120 days following the closing date of the December 2020 Agreements II (collectively as “Filing Deadline”). The Company shall pay the holder the sum of 1% of the purchase amount of the December 2020 Note II as liquidated damages, and not as a penalty for each time it fails to meet the Filing Deadline. The liquidated damages set forth in the Registration Agreement shall be paid, at the holder’s option, in cash or securities priced at the share price, or portion thereof. Failure of the Company to make payment within five business days of the Filing Date shall be considered a breach of the Registration Agreement. On March 18, 2021, the December 2020 Note I was paid in full; the lender did not exercise any of its rights relating to any potential default that may have occurred after the issue date of the December 2020 Note. As of September 30, 2021, the December 2020 Note I had no outstanding balance.

NOTE 12 – SUBSEQUENT EVENTS

Sale of Common Stock

Subsequent to September 30, 2021, the Company issued and aggregate of 2,731,016 common stock in exchange for $1,973,510 of net proceeds.

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

On September 22, 2020, the Company implemented its strategy to produce and market celebrity chef inspired gourmet meals with the signing of a joint product development and distribution agreement with Corlich Enterprises, Inc. to collaboratively develop a brand of meals created by Iron Chef, Cat Cora. In furtherance of its celebrity chef inspired meal strategy, on March 15, 2021, the Company entered into partnership with celebrity chef Daina Falk, the author of “The Hungry Fan’s Game Day Cookbook” whereby Home Bistro will collaborate with Ms. Falk to create a line of meals inspired by her unique tailgate food technique. On March 30, 2021, the Company announced its partnership with Red Velvet NYC, a provider of do-it-yourself gourmet banking kits through which Home Bistro will offer fully prepared desserts from recipes created and developed by Red Velvet NYC.

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

In addition, subject to the terms and conditions of this Development Agreement, The Company shall pay to Roblé a guaranteed minimum compensation of $36,0000 for twelve months (the “GMC”) as follows: (i) $9,000 upon Bistro’s receipt and approval of all recipes submitted by Roblé; (ii) $9,000 upon the commencement of selling of the Roblé Meals (“Selling Date”); (iii) $3,000 per month for a period of six months, commencing the month immediately following the Selling Date. The total aggregate compensation paid to Roblé shall be reduced by the GMC. As of September 30, 2021, the first condition of the GMC has been satisfied by both parties.

On April 25, 2021, the Company entered into a nonexclusive and nontransferable License Intellectual Agreement (“License”) with Homemade Meals, LL C (“Homemade Meals”) to sublicense or use in design, promotion, production, marketing, selling, and distribution of meal kits, and other similar and related goods and products, the trade name “Homemade Meals” (“Licensed Intellectual Property”). Pursuant to the License the Company shall pay Homemade Meals a license fee equal to 4% of the Company’s total revenue generated from the use and/or sublicense of the Licensed Intellectual Property and the license shall be perpetual, commencing upon the Effective Date unless terminated in accordance the provisions of the License Agreement. As of September 30, 2021, there were no payments accrued or paid under the License.

On February 18, 2021, the Company and Hungry Fan Brand, LLC (“Hungry Fan”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date. The Development Agreement shall remain in effect for twelve months form the effective date unless sooner terminated as defined in the agreement. Pursuant to the Development Agreement, the Parties shall jointly contribute and be responsible for the development of the Hungry Fan Meals, under the terms and conditions of the Development Agreement.

For the use of Hungry Fan Meals and all associated intellectual property for the benefit of the Hungry Fan Meals, the Company shall pay to Hungry Fan the following: (i) 10% of all Net Revenue generated from the sale of the Hungry Fan Meals (the “Hungry Fan Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Hungry Fan Meals less discounts and returns. The Hungry Fan Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Hungry Fan Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Hungry Fan dedicated code was used at the time of purchase (“Hungry Fan Commission”). Upon execution of the Development Agreement, the Company shall provide Hungry Fan with a dedicated code to publicly share for a mutually agreed upon percent off any purchase of Home Bistro and Prime Chop brand orders. The Company shall ensure that the code is valid and in effect for the entire Term. The Hungry Fan Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Hungry Fan Commission was earned.

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Hungry Fan a guaranteed minimum compensation of $24,000 over twelve months (the “GMC”), to be paid in installments of $2,000 per month, by the 10th business day of the following month in which the Hungry Fan Commission was earned. The Parties agree that the Hungry Fan Royalty shall be credited against the Guarantee received to date. As of September 30, 2021, the Company is current with the GMC.

Recent Developments

On July 6, 2021, the Company entered into an Agreement and Plan of Merger with the members of Model Meals, LLC (“Model Meals”), acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock and $60,000 in cash. Pursuant to the Acquisition, the Company issued 2,008,310 shares of common stock with fair value of $2,000,000 pursuant to the agreement. The shares are subject to a 24-month Lockup and Leak-Out Agreement and were issued pursuant to Section 4(a)(2) of the Securities Act.

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

On July 12, 2021, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with the members of Homemade Meals, LLC (“Homemade Meals”), a, Delaware limited liability company, whereby the Company agreed to issue to 4,266,666 shares of the Company’s common stock which shall be valued based on the market price of common stock on the acquisition date, in exchange for 100% of the membership interests of Homemade Meals. As of September 30, 2021, no consideration has been transferred and the Company does not consider Agreement closed as of September 30, 2021.

Results of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

Product Sales

During the three months ended September 30, 2021 and 2020, revenues were $703,364 and $299,178, respectively, an increase of $404,186 or 135%.

During the nine months ended September 30, 2021 and 2020, revenues were $1,362,999 and $964,944, respectively, an increase of $398,055 or 41%.

Cost of Sales

Since the Company implemented its own kitchen operations in July 2020, its primary components of cost of sales are raw materials and direct kitchen labor and, with the introduction of the Company’s celebrity chef program in the fourth quarter of 2020, it now incurs associated royalty fees.

During the three months ended September 30, 2021 and 2020, the Company had total cost of sales of $625,767 and $176,155, respectively, an increase of $449,612 or 255%. The increase was due to the Company’s decision to conduct a trial test of free shipping and increase in direct kitchen labor. With the completion of the test, the Company is assessing its results. In 2021 and 2020, $66,679 and $0, respectively, of royalty fees associated with the Company’s celebrity chef program were included in cost of sales.

During the nine months ended September 30, 2021 and 2020, the Company had total cost of sales of $1,164,694 and $594,875, respectively, an increase of $569,819 or 96%. The increase was due to the Company’s decision to conduct a trial test of free shipping increase in direct kitchen labor. With the completion of the test, the Company is assessing its results. In 2021 and 2020, $121,285 and $0, respectively, of royalty fees associated with the Company’s celebrity chef program were included in cost of sales.

Operating Expenses

For the three and nine months ended September 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation and related expenses	$238,912	$66,581	$409,826	$477,381
Professional and consulting expenses	691,422	157,173	1,660,792	353,670
Product development expense	—	360,000	—	360,000
Selling and marketing expenses	324,478	50,638	522,351	135,520
General and administrative expenses	196,631	51,596	377,108	124,409
Total	$1,451,443	$685,988	$2,970,077	$1,455,980

Compensation and related expenses:

●	During the three months ended September 30, 2021, compensation and related expenses amounted to $238,912 as compared to $66,581 for the three months ended September 30, 2020, an increase of $172,331 or 259%. The increase was primarily attributable to an increase of $162,528 of compensation related to Model Meals which was acquired in July 2021.

●	During the nine months ended September 30, 2021, compensation and related expenses amounted to $409,826 as compared to $477,381 for the nine months ended September 30, 2020, a decrease of $67,555 or 14%. The decrease was primarily attributable to decrease in stock-based compensation of $311,561 offset by an increase of $162,528 of compensation related to Model Meals which was acquired in July 2021.

Professional and consulting expenses:

●	During the three months ended September 30, 2021, professional and consulting expenses amounted to $691,422 as compared to $157,173 for the three months ended September 30, 2020, an increase of $534,249 or 340%. The increase was primarily due an increase in amortization of deferred compensation to consultants of $382,500, an increase in investor relations fee of $156,721, an increase in consulting fees of $54,400, an increase in accounting fees of $24,887, offset by a decrease in legal fees of $113,968.

●	During the nine months ended September 30, 2021, professional and consulting expenses amounted to $1,660,792 as compared to $353,670 for the nine months ended September 30, 2020, an increase of $1,307,122 or 370%. The increase was primarily due to an increase in amortization of deferred compensation to consultants of $765,000, an increase in investor relations fee of $576,335, an increase in accounting fees of $54,092, offset by a decrease in legal fees of $130,802.

Product development expense:

●	During the three months ended September 30, 2021, product development expenses amounted to $0 as compared to $360,000 for the three months ended September 30, 2020, a decrease of $360,000, or 100%. The product development expense in the 2020 period was primarily due to a warrant to purchase up to 300,000 shares of the Company’s common stock with grant date fair value of $360,000 in 2020.

●	During the nine months ended September 30, 2021, product development expenses amounted to $0 as compared to $360,000 for the nine months ended September 30, 2020, a decrease of $360,000, or 100%. The product development expense in the 2020 period was primarily due to a warrant to purchase up to 300,000 shares of the Company’s common stock with grant date fair value of $360,000 in 2020.

There were no such expenses incurred during the three and nine months ended September 30, 2021.

Selling and marketing expenses:

●	During the three months ended September 30, 2021, selling and marketing expenses amounted to $324,478 as compared to $50,638 for the three months ended September 30, 2020, an increase of $273,840, or 541%. The increase was primarily due to the expansion of our multi-channel digital marketing strategy and the introduction of our celebrity chef program in 2021 and acquisition of Model Meals in July 2021.

●	During the nine months ended September 30, 2021, selling and marketing expenses amounted to $522,351 as compared to $135,520 for the nine months ended September 30, 2020, an increase of $386,831 or 285%. The increase was primarily due to the expansion of our multi-channel digital marketing strategy and the introduction of our celebrity chef program in 2021 and acquisition of Model Meals in July 2021.

General and administrative expenses:

●	During the three months ended September 30, 2021, general and administrative expenses amounted to $196,631 as compared to $51,596 for the three months ended September 30, 2020, an increase of $145,035 or 281%. The increase was primarily due to increase in administrative expenses. The increase was primarily due an increase in office expenses of $13,193, an increase in transfer agent fees of $8,404, an increase in depreciation expense of $79,423, an increase in kitchen related expenses of $41,313 resulting from the expansion of our multi-channel digital marketing strategy and the introduction of our celebrity chef program in 2021.

●	During the nine months ended September 30, 2021, general and administrative expenses amounted to $377,108 as compared to $129,409 for the nine months ended September 30, 2020, an increase of $247,699 or 191%. The increase was primarily due an increase in transfer agent fees of $31,519, an increase in depreciation expense of $89,549, an increase in kitchen related expenses of $104,820 resulting from the expansion of our multi-channel digital marketing strategy and the introduction of our celebrity chef program in 2021.

Operating Loss from Continuing Operations

●	During the three months ended September 30, 2021, operating loss from continuing operations amounted to $1,373,846 as compared to $562,965 for the three months ended September 30, 2020, an increase of $810,881 or 144%. The increase was due to the changes discussed above.

●	During the nine months ended September 30, 2021, loss from continuing operations amounted to $2,771,772 as compared to $1,085,911 for the nine months ended September 30, 2020, an increase of $1,685,861 or 155%. The increase was due to the changes discussed above.

Other Income (Expense), net

●	During the three months ended September 30, 2021, other expense, net amounted to $432,160 as compared to $7,279 for the three months ended September 30, 2020, an increase of $424,881 or 5,837%. The change was primarily due to increase in interest expense in connection with convertible notes issued in 2021 of $426,409 and an increase in gain from change in fair value of derivative liabilities of $1,528.

●	During the nine months ended September 30, 2021, other expense, net amounted to $961,718 as compared $3,812 for the nine months ended September 30, 2020, an increase of $957,906 or 25,129%. The change was primarily due to increase in interest expense in connection with convertible notes issued in 2021 of $1,226,930, an increase in gain on forgiveness of debt of $14,754, increase in gain on extinguishment of debt of $26,629 and an increase in gain from change in fair value of derivative liabilities of $232,641 offset by a decrease in other income of $5,000.

Income from Discontinued Operations

●	During the three and nine months ended September 30, 2020, we had income from discontinued operations of $91,750 and $38,203, respectively compared to income from discontinued operations of $0 for both periods of the three and nine months ended September 30, 2019, an increase of $91,750 and $38,203, respectively or 100%. The increase was due to the Merger and disposal of the RTD Business segment.

Loss from Continuing Operations

●	During the three months ended September 30, 2021, we had a loss from continuing operations of $1,806,006 or $(0.07) per common share (basic and diluted), compared to a $570,244 or $(0.03) per common share (basic and diluted), for the three months ended September 30, 2020, an increase of $1,235,762 or 217%. The increase was due to the changes discussed above.

●	During the nine months ended September 30, 2021, we had a loss from continuing operations of $3,733,490 or $(0.17) per common share (basic and diluted), compared to $1,089,723 or $(0.06) per common share (basic and diluted) for the nine months ended September 30, 2020, an increase of $2,643,767 or 243%. The increase was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $652,901 and cash of $1,410,236 as of September 30, 2021 and a working capital deficit of $466,178 and cash of $447,354 as of December 31, 2020.

	September 30, 2021	December 31, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$1,544,934	$480,942	$1,063,992	221%
Total current liabilities	(2,197,835)	(947,120)	(1,250,715)	132%
Working capital deficit:	$(652,901)	$(466,178)	$(186,723)	40%

The increase in working capital deficit was primarily attributable to an increase in current assets of $1,063,992 offset by increase in current liabilities of $1,250,715, due to the issuance of convertible notes, advances payables and lease liabilities.

Cash Flows

The following table provides detailed information about our net cash flows:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(2,167,244)	$(135,766)
Net cash (used in) provided by investing activities	(197,772)	1,749
Net cash provided by financing activities	3,327,898	283,865
Net change in cash	$962,882	$149,848

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,167,244 for the nine months ended September 30, 2021 as compared to $135,766 for the nine months ended September 30, 2020, an increase of $2,031,478 or 1,492%.

●

Net cash used in operating activities for the nine months ended September 30, 2021 primarily reflected our loss from continuing operations of $3,733,490 adjusted for the add-back on non-cash items such as depreciation and amortization expense of $91,085, stock-based compensation of $24,750, common stock issued for services of $765,000, gain on extinguishment of debt of $26,629, gain on forgiveness of debt of $14,754, amortization of debt discount of $1,042,694, gain on change in fair value of derivative liability of $232,641 and changes in operating asset and liabilities consisting of an increase of prepaid expenses and other current assets of $86,990, an increase accounts payable of $47,161, an increase in unredeemed gift cards of $24,301 offset by a decrease in inventory of $6,643 and a decrease in accrued expense and other liabilities of $74,374.

●	Net cash used in operating activities for the nine months ended September 30, 2020 primarily reflected our loss from continuing operations of $1,051,520 adjusted for the add-back on non-cash items such as depreciation expense of $176, stock-based compensation of $213,841 and stock and warrants issued to consultants of $598,268 and changes in operating asset and liabilities consisting primarily of an increase of prepaid expenses and other current assets of $1,698 and an increase in unredeemed gift cards of $1,386 and an increase in accounts payable and other liabilities of $103,781.

Net Cash (Used in) Provided by Investing Activities

Net cash (used by) investing activities was $(197,772) for the nine months ended September 30, 2021 as compared to net cash provided by investing activities $1,749 for the nine months ended September 30, 2020, an increase net cash used of $199,521 or 11,408%.

●	Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $60,000 payment for an acquisition of a subsidiary and acquisition of property and equipment in the amount of $137,772.

●	Net cash provided by investing activities for the nine months ended September 30, 2020 consisted of $4,917 proceeds from an acquisition of subsidiary offset by acquisition of property and equipment of $3,168.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3,327,898 for the nine months ended September 30, 2021 as compared to $283,865 for the nine months ended September 30, 2020, a change of $3,044,033 or 1,072%.

●	Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of net proceeds from sale of common stock of $2,713,328, proceeds from notes payable, net of discount of $1,581,450, proceeds from notes payable – related party, net of discount of $100,000 and proceeds from advance payable of $332,900 offset by repayments of convertible notes payable of $1,067,649, repayments of advance payable of $297,522 and repayments of convertible notes payable- related party of $34,609.

●	Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds from sale of common stock of $100,006, proceeds from notes payable of $164,612 and proceeds from advance payable of $59,000 offset by repayments of note payable – in default and advance payable in total amount of $39,753.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the nine months ended September 30, 2021, the Company had net loss and cash used in operations of $3,733,490 and $2,167,244, respectively. At September 30, 2021, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $10,066,879, $1,018,800 and $652,901, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2021 was primarily from the third-party advances and convertible notes payable and sale of common stock through private placements. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2021 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements. We believe the critical accounting policies in Note 2 to the condensed consolidated financial statements appearing in the consolidated financial statements for the nine months ended September 30, 2021 affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of September 30, 2021 and December 31, 2020 include the assumptions used in the redemption recognition method for unredeemed gift cards, collectability of receivables and note receivable, value of inventory, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, , fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

Revenue Recognition

The Company’s revenues consist of high quality, direct-to-consumer, ready-made meals that can be ordered by customers through www.homebistro.com, www.modelmeals.com and restaurant quality meats and seafood through its Colorado Prime Brand. Revenues from the Company’s ready-made meals are recognized when the product is delivered to the customer and title has transferred. It is at this point in time that the Company’s performance obligations have been completed. Product sales are recorded net of any discounts or allowances and include shipping charges.

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

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

With respect to the quarterly period ending September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of September 30, 2021:

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) for the period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended September 30, 2021, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	On July 6, 2021, the Company granted an aggregate of 2,008,310 shares of common stock with fair value of $2,000,000 per the agreement, to members of Model Meals, LLC in exchange for 100% membership of Model Meals, pursuant to the Agreement and Plan of Merger.

2.	On September 1, 2021, the Company granted 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $26,877 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

3.

On September 1, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $9,493 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

4.	On September 8, 2021, the Company granted 114,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $59,468 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

5.	On September 8, 2021, the Company issued a warrant to purchase up to 114,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $21,004 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

6.	On September 29, 2021, the Company issued 100,000 shares of common stock with fair value of $135,000 of $1.35 per share based on the market price of common stock on grant date, to a consultant pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the six-month service period.

7.	During the nine months ended September 30, 2021, the Company issued an aggregate of 3,815,527 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $2,861,667.

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

HOME BISTRO, INC.

Date: November 15, 2021	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)