Form 10-KT
period 2021-10-31
Home Bistro, Inc. /NV/
filed 2022-01-31
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2021 to October 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $1.00 on such date, is $12,459,759.

As of January 24, 2022, there were 37,724,088 shares of the Company’s common stock outstanding.

i

Explanatory Note

Unless otherwise indicated by the context, any reference herein to the “Company”, “Home Bistro”, “we”, our” or “us” means Home Bistro, Inc., a Nevada corporation, and its corporate subsidiaries.

In December 2021, the Company’s board of directors approved a resolution to change our fiscal year end from December 31st to October 31st, effective immediately. Accordingly, we are required to file this transition report on Form 10-KT to include audited consolidated financial information for the transition period from January 1, 2021 to October 31, 2021. Any references to the “transition period” throughout this report refer to that ten-month period ending October 31, 2021. Prior periods have not been recasted to align with our new fiscal year.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KT (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Acquisitions and Disposal of Discontinued Operations:

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

On September 22, 2020, Home Bistro, Inc. (presently known as Home Bistro Holdings, Inc., a Nevada corporation) filed a Certificate of Conversion to a Non-Delaware Entity Delaware Secretary State to file a statutory conversion under Section 266 of the Delaware General Corporation Law to convert its state of domicile from Delaware to Nevada and simultaneously filed an Articles of Conversion Nevada Secretary of State for the same and changed its name from Home Bistro, Inc. to Home Bistro Holdings, Inc., each effective as of September 30, 2020.

Home Bistro Holdings provides prepackaged and prepared meals as a solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal delivery and preparation services. Products are gourmet meals delivered fresh directly to the home.

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

At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, each outstanding share of common stock of Home Bistro Holdings was converted into the right to receive approximately 473 shares of common stock. Accordingly, the aggregate shares of the Company’s common stock issued in the Merger to the former securityholders of Home Bistro Holdings is 24,031,453 shares of common stock on a fully diluted basis consisting of 17,105,139 shares of common stock and warrants to purchase up to 6,926,314 shares of common stock.

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

Additionally, on April 20, 2020, the Company and a stockholder entered into a Put Option Agreement, pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded as common stock repurchase obligation in the amount of $1.3 million.

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

On July 6, 2021, the Company entered and closed on an Agreement and Plan of Merger with the members of Model Meals, acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock and were paid $60,000 in cash. Pursuant to the Acquisition, the Company issued 2,008,310 shares of common stock with grant date fair value of $ 2,028,393. The shares are subject to a 24-month Lockup and Leak-Out Agreement and were issued pursuant to Section 4(a)(2) of the Securities Act.

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

Total
Assets acquired:
Current assets	$97,140
Computer software	66,198
Customer relationships	43,000
Trademark	505,000
Goodwill	1,809,357
Total assets acquired at fair value	2,520,695
Less: total liabilities assumed	(432,302)
Net asset acquired	$2,088,393

Purchase consideration paid:
Fair value of common shares issued	$2,028,393
Cash consideration	60,000
Total purchase consideration paid	$2,088,393

The Products and Packaging

The Company manufactures, packages, and sells, direct-to-consumer, gourmet meals under the Home Bistro brand and markets restaurant quality meats and seafood under the Prime Chop and Colorado Prime brands. The Company’s meals are freshly prepared and packaged in its facility located in Miami, Florida. Home Bistro meals are ordered on-line and delivered to consumers in containers designed to keep the products properly refrigerated during transport. Once delivered, the meals can be heated using a microware cooker or hot water for consumption within minutes and with little to no preparation and minimal cleanup.

In addition to its diverse menu of gourmet meals, the Company has also partnered with world-renowned chefs to offer a selection of each chef’s specialty cuisine (the “Celebrity Chef Program”). The Company launched its Celebrity Chef Program with Iron Chef, Cat Cora to offer Chef Cora’s Mediterranean/Southern inspired cooking. Home Bistro has also partnered with famed author and TV personality, Ayesha Curry; “Hungry Fan” celebrity chef, Daina Falk, renowned Chef Roblé Ali; master chef Claudia Sandoval; chef and television personality, Richard Blais; provider of healthy lifestyle meals serving celebrities and athletes and Perfecting Athletes LLC. In addition to celebrity chef cuisine, Home Bistro also offers gourmet desserts created by Red Velvet NYC and will soon offer high quality wine pairings provided by Good Taste Wine, Inc. The Company plans to expand it celebrity chef program to include gourmet cuisine from notable chefs around the world. In doing so, the Company intends to create a digital food court through which it will offer consumers an internationally diversified selection of fully cooked gourmet meals.

Market Information and the Value Chain and Routes to Market

The online food delivery market is projected to have reached $28.5 billion in the United States during 2021 and achieve a cumulative average growth rate of 4.3% through 2024, according to a recent report by market and consumer data company Statista.

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

The prepared, heat-to-eat providers in the meal delivery segment (in which Home Bistro operates) ship fresh, fully cooked meals direct-to-consumer. On average, these meals require heating for only three to five minutes using a microwave or sous vide machine. The experience is extremely convenient, requires very little cleanup and delivers a gourmet meal prepared by a professional chef. Consumers can order one meal or several meals, which can be stored and heated when desired.

Production

Until mid-2020, the Company used third-party co-packers to cooks, packages, fulfill and ship its meals to its customers. In June 2021, Home Bistro entered into a lease for commercial kitchen facilities, hired and trained professional chefs and implemented its own fulfillment operations. Through its acquisition of Model Meals in July 2021, the Company gained commercial kitchen facilities on the West Coast, thereby improving its geographic reach and delivery efficiency. With the expansion of its kitchen facilities and fulfillment capabilities and bicoastal presence, Home Bistro expects to be able to improve its competitive position, while expanding its gross profit and operating margins. It will provide the Company with significantly greater flexibility to react to dynamics of a developing marketplace and create and introduce new menu items, including the further expansion of its Celebrity Chef Program.

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

The Company’s online competition consists primarily of national and local service providers, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of restaurants that also offer takeout. The Company also competes for diners with online competitors on the basis of convenience, control, and customer care. For restaurants, Home Bistro competes with other online platforms based on its ability to generate additional orders, manage challenges such as customization, change orders, menu updates and specials and the ability to help them improve their operational efficiency.

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

Employees

As of October 31, 2021, the Company had 15 full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

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

We had had net losses of $12,802,275 for the ten-month transition period ended October 31, 2021 and $1,241,661 for the twelve month period ended December 31, 2020. The net cash used in operations was $2,771,676 and $273,817 for the ten-month transition period ended October 31, 2021 and twelve month period ended December 31, 2020, respectively. Additionally, the Company had an accumulated deficit of $19,135,664 at October 31, 2021. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for a period of twelve months for the issuance date of this report.

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

The Report of our Independent Registered Public Accountant firm issued in connection with our audited consolidated financial statement for the transition period ended October 31, 2021 and year ended December 31, 2020 express substantial doubt about our ability to continue as a going concern.

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

We may fail to realize the anticipated benefits and cost savings of the acquisition of Model Meals, which could adversely affect the value of our common stock.

The ultimate success of the acquisition of Model Meals will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of Model Meals and Home Bistro. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

●	our ability to successfully combine the business of Model Meals and Home Bistro, including with respect to the integration of our systems and technology;

●	whether the combined businesses will perform as currently expected;

●	the possibility that we paid more for Model Meals than the value we will derive from the acquisition; and

●	the assumption of known and unknown liabilities of Model Meals.

If we are not able to successfully combine the business of Model Meals and Home Bistro within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common stock may be adversely affected.

We cannot provide assurances that Model Meals and Home Bistro can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or in unexpected integration issues, higher than expected integration costs, and an overall integration process that takes longer than originally anticipated. In addition, at times, the attention of certain members of our management and resources may be focused on completion of the integration and diverted from day-to-day business operations, which may disrupt our ongoing business. We may experience difficulties associated with the implementation and/or integration of new businesses, services (including outsourced services), technologies, solutions, or products.

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

Economic difficulties and other macroeconomic conditions could reduce the demand and/or the timing of purchases for certain of our services from customers and potential customers. Recent disruption in the general supply chain could make it difficult to obtain or increase the cost of purchasing ingredients, which would have a negative impact on revenue and margins. In addition, changes in economic conditions could create liquidity and credit constraints. We cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, that the terms and conditions would be acceptable to us.

The continuing effects of the outbreak of the novel coronavirus (“COVID-19”) and its variants have negatively affected the global economy, the United States economy, and the global financial markets, and may disrupt our operations and our clients’ and counterparties’ operations, which could have an adverse effect on our business, financial condition and results of operations.

The effects of the outbreak of the novel coronavirus and its variants have negatively affected the global economy, the United States economy, and the global financial markets, and may disrupt our operations and our clients’ and counterparties’ operations, which could have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of individuals infected with COVID-19. All states have declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

●	Our employees contracting COVID-19;

●	Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations;

●	Unavailability of key personnel necessary to conduct our business activities;

●	Unprecedented volatility in global financial markets;

●	Reductions in revenue across our operating businesses;

●	Closure of our offices or the offices of our clients;

●	De-globalization and

●	Reduced availability of ingredients due to supply chain disruption could further exacerbate price inflation.

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

The COVID-19 pandemic also has the potential to significantly impact on the Company’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, our service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of our products.

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

The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our business strategies. Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

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

We rely on third-party to supply all of the food and other products we sell as well as packaging materials. If we are unable to obtain sufficient quantity, quality and variety of food, other products, and packaging materials in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of our brands.

Currently, almost all of our direct-to-consumer customer orders are shipped by one third-party provider and almost all of our orders for retail programs are shipped by another third-party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be adversely affected. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

If we do not continue to receive referrals from existing customers, our customer acquisition cost may increase.

We rely on word-of-mouth advertising for a portion of our customers. If our brands suffer or the number of customers acquired through referrals drops due to other circumstances, our costs associated with acquiring new customers and generating revenue will increase, which will, in turn, have an adverse effect on our profitability.

Changes in customer preferences could negatively impact our operating results.

Our gourmet online meal delivery service selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our celebrity chef programs versus various other food services. Changes in customer tastes and preferences away from our ready-to-go food, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results, and cash flows.

Our success is also dependent on our food innovation including maintaining a robust array of food items and improving the quality of existing items. If we do not continually expand our food items or provide customers with items that are desirable in taste and quality, our business could be adversely impacted.

The industry in which we operate is subject to governmental regulation that could increase in severity and hurt results of operations.

The industry in which we operate is subject to federal, state, and other governmental regulation. Certain federal and state agencies, such as the FTC, regulate and enforce such laws relating to advertising, disclosures to customers, privacy, customer pricing and billing arrangements and other customer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions on our business operations.

Other aspects of the industry in which we operate are also subject to government regulation. For example, the manufacturing, labeling and distribution of food products are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and requiring us to refund amounts paid by all affected customers or pay other damages, which could be substantial.

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

Although our common stock is quoted on OTC Markets, OTCQB tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “HBIS,” there has been no material public market for our common stock. In these marketplaces, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

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

Stockholders have limited ability to exercise control over the Company’s daily business affairs and implement changes in its policies because management beneficially owns a majority of the current shares of Common Stock. As of January 14, 2022, the Company’s Chief Executive Officer, Mr. Zalmi Duchman beneficially owns approximately 24% of the outstanding Common Stock. As directors and officers of the Company, the Company’s management team has a fiduciary duty to the Company and must act in good faith in the manner it reasonably believes to be in the best interest of the members. As stockholders, the management team is entitled to vote its shares in its own interest, which may not always be in the best interest of the stockholders.

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

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has its corporate headquarters in 4014 Chase Avenue, #212, Miami Beach, FL 33140 and kitchen locations at 3126 John P Curci Dr., Pembroke Pines, FL 33009 and 201 E. 4th St. Santa Ana, CA 92701. Our telephone number, including area code, is (631) 964-1111.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently approved for quotation on the OTC Bulletin Board (OTCQB) maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “HBIS”. The table below sets forth the high and low closing price per share of our common stock for each quarter during the transition period ended October 31, 2021 and year ended December 31, 2020. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Transition Period 2021
First Quarter ended March 31, 2021	$2.00	$0.35
Second Quarter ended June 30, 2021	$1.20	$0.56
Third Quarter ended September 30, 2021	$1.98	$0.75
Fourth Quarter Ended October 31, 2021	$1.58	$1.15

Fiscal Year 2020
First Quarter ended March 31, 2020	$0.88	$0.19
Second Quarter ended June 30, 2020	$6.01	$0.20
Third Quarter ended September 30, 2020	$3.00	$0.77
Fourth Quarter Ended December 31, 2020	$1.52	$0.76

Holders of Common Stock

As of January 14, 2022, there were approximately 2,199 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the one month ended October 31, 2021, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	On October 1, 2021, the Company issued to an executive, warrant for 2,000,000 to common stock with grant date fair value of $2,714,974 pursuant to an employment agreement.

2.	On October 1, 2021, the Company issued to a consultant, warrant for 1,000,000 to common stock with grant date fair value of $1,356,507 pursuant to a consulting agreement.

3.	On October 1, 2021, the Company issued to a second consultant, warrant for 500,000 to common stock with grant date fair value of $678,253 pursuant to a consulting agreement.

4.	On October 1, 2021, the Company issued to a member of the Board of Directors, 100,000 shares of common stock with grant date fair value of $132,000 as stock-based compensation.

5.	On October 12, 2021, the Company issued to a lender, 12,500 shares of common stock with grant date fair value of $17,626 pursuant to a lock up agreement.

6.	On October 20, 2021, the Company granted to a third consultant, 100,000 shares of common stock with grant date fair value of $132,000 pursuant to the second amendment of a consulting agreement.

7.	On October 20, 2021, the Company granted 150,000 shares of common stock with a grant date fair value of $150,000, to a celebrity chef pursuant to a product development agreement.

8.	On October 20, 2021, the Company granted 150,000 shares of common stock with a grant date fair value of $172,500, to a second celebrity chef pursuant to a product development agreement.

9.	In October 2021, the Company granted 150,000 shares of common stock with a grant date fair value of $255,000, to a third celebrity chef pursuant to a product development agreement dated.

10.	On October 25, 2021, the Company issued an aggregate of 4,266,667 shares of common stock with fair value of $5,589,334, in connection with the acquisition of a license agreement.

11.	In October 2021, the Company issued to a fourth consultant, an aggregate warrant of 9,605 for common stock with grant date fair value of $2,456 pursuant to a consulting agreement.

12.	In October 2021, the Company issued to various investors, an aggregate of 2,297,739 shares of common stock for an aggregate net cash proceeds of $1,655,468.

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

On April 20, 2020, Mr. Zalmi Duchman was appointed the Chief Executive Officer of Home Bistro Holdings and a member of the Board of Directors, and Michael Finkelstein and Michael Novielli were appointed as directors of the Company, replacing Roy G. Warren, Jr., Mike Edwards and Bruce Zanca, who resigned as directors of the Company subsequent to the Merger.

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

On July 6, 2021, the Company entered into an Agreement and Plan of Merger with the members of Model Meals, LLC (“Model Meals”), acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock and $60,000 in cash. Pursuant to the Acquisition, the Company issued 2,008,310 shares of common stock with fair value of $2,028,393 pursuant to the agreement. The shares are subject to a 24-month Lockup and Leak-Out Agreement and were issued pursuant to Section 4(a)(2) of the Securities Act.

On June 24, 2021, the Company entered into a licensing agreement (“License Agreement”) with a celebrity chef and majority member interest holder of Homemade Meals, LLC, an inactive entity. As a condition to finalizing the License Agreement, the Company also executed a Membership Interest Purchase Agreement (the “Member Agreement”) and issued an aggregate of 2,266,666 shares of common stock with a fair value of $2,969,334 to members of Homemade Meals, LLC (“Homemade Meals”) on October 25, 2021 to terminate an exclusivity and non-compete agreement the celebrity chef had with Homemade Meals. The Company issued the celebrity chef 2,000,000 shares of Company’s common stock with a fair value of $2,620,000. The Company’s primary reason for acquiring the membership interests in Homemade Meals was to terminate the exclusivity and non-compete agreement between the celebrity chef and Homemade Meals, thereby enabling the celebrity chef to execute the License Agreement with the Company. At the time of execution of the Member Agreement, Homemade Meals held no significant assets and had no business operations. The Company recorded the shares given to the celebrity chef and the members of Homemade Meals has two separate transactions.

In December 2021, the Company’s board of directors and management changed the Company’s fiscal year end from December 31st to October 31st, effective immediately. Accordingly, we are required to file this transition report on Form 10-KT to include audited consolidated financial information for the transition period from January 1, 2021 to October 31, 2021. Any references to the "transition period" throughout this report refer to that ten-month period. Prior periods have not been recasted to align with our new fiscal year.

Joint Product Development and Distribution Agreements

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

On March 19, 2021, the Company and Red Velvet XOXO LLC, a New York corporation (“Red Velvet”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date. The Development Agreement shall remain in effect for twelve months from the effective date unless sooner terminated as defined in the Development Agreement, or unless extended by mutual agreement of the Parties. Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of desserts, marketed and sold exclusively utilizing Red Velvet’s recipes (the “Red Velvet Desserts”) under the Home Bistro label, under the terms and conditions of the Development Agreement.

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

On February 18, 2021, the Company and Hungry Fan Brand, LLC (“Hungry Fan”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date. The Development Agreement shall remain in effect for twelve months form the effective date. Pursuant to the Development Agreement, the Parties shall jointly contribute and be responsible for the development of the Hungry Fan Meals, under the terms and conditions of the Development Agreement.

On June 22, 2021, the Company and Claudia Cocina LLC (f/s/o Claudia Sandoval), a California limited liability company (“Claudia Cocina”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CS Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement is effective upon signature and shall remain in effect from the first date on which the CS Meals are commercially launched (the “Launch Date”) until the last day of the month that is one year from the Launch Date (the “Initial Term”). The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) (the Initial Term and the Renewal Term, individually and together, the “Term”) upon mutual written consent, which consent must be provided no later than sixty days prior to the end of the current Term. The Renewal Term shall be on the same terms and conditions as provided herein for the Initial Term, except that the Guaranteed Minimum Sales and the Guaranteed Minimum Royalties (“GMR”) payable during the Renewal Term shall be mutually agreed to between the Parties.

On July 22, 2021 (“Effective Date”), the Company and Trail Blais, LLC (f/s/o Chef Richard Blais), celebrity chef and reality TV personality (“Chef Richard Blais”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“Blais Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is one-year from the Effective Date (“Term”), ending no later than July 30, 2022. The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the Blais Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, the Company shall use best efforts to cease the distribution of all Blais Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Renewal Term shall be negotiated in good faith within ninety days of the end of the Term.

On September 15, 2021 (“Effective Date”), the Company and Perfecting Athletes, LLC (“PA” or “Perfecting Athletes”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“PA Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-years from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the PA Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, The Company shall use best efforts to cease the distribution of all PA Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent.

Production

Until mid-2020, the Company used third-party co-packers to cooks, packages, fulfill and ship its meals to its customers. In June 2021, the Company entered into a lease for commercial kitchen facilities, hired and trained professional chefs and implemented its own fulfillment operations. Through its acquisition of Model Meals in July 2021, the Company gained commercial kitchen facilities on the West Coast, thereby improving its geographic reach and delivery efficiency. With the expansion of its kitchen facilities and fulfillment capabilities and bicoastal presence, Home Bistro expects to be able to improve its competitive position, while expanding its gross profit and operating margins. It will provide the Company with significantly greater flexibility to react to dynamics of a developing marketplace and create and introduce new menu items, including the further expansion of its Celebrity Chef Program.

Orders for restaurant quality meats and seafood through the Company’s Prime Chop and Colorado Prime brands continue to be processed through a third-party co-packer based in North Carolina who fulfills and ships customer orders.

Results of Operations

For the Ten Months Ended October 31, 2021 and Ten Months Ended October 31, 2020 (Unaudited)

Product Sales

During the ten months ended October 31, 2021 and 2020, revenues amounted to $1,644,208 and $1,083,212, respectively, an increase of $560,966 or 52%. The increase primarily resulted from the acquisition of Model Meals in July 2021 and introduction of the Company’s celebrity chef program in December 2020.

Cost of Sales

Since the Company implemented its own kitchen operations in July 2020, its primary components of cost of sales are raw materials and direct kitchen labor and, with the introduction of the Company’s celebrity chef program in December 2020, it now incurs associated royalty fees.

During the ten months ended October 31, 2021 and 2020, the Company had total cost of sales of $1,447,901 and $678,574, respectively, an increase of $769,327 or 113%. The increase was due to the Company’s decision to conduct a trial test of free shipping and increase in direct kitchen labor. With the completion of the test, the Company is assessing its results. The primary increase in 2021 was due to increase in royalty fees of $144,767 of associated with the Company’s celebrity chef program and increase in kitchen expense of $203,965.

Operating Expenses

For the ten months ended October 31, 2021 and ten months ended October 31, 2020 (unaudited), operating expenses consisted of the following:

	Ten Months Ended October 31,
	2021	2020
		(Unaudited)
Compensation and related expenses	$3,338,022	$506,184
Professional and consulting expenses	2,979,610	403,652
Professional and consulting expenses – related party	1,366,507	—
Product development expense	3,036,286	360,000
Selling and marketing expenses	835,723	161,859
General and administrative expenses	527,818	153,720
Total	$12,083,966	$1,585,415

Compensation and related expenses:

●	During the ten months ended October 31, 2021 and 2020, compensation and related expenses amounted to $3,338,022 and $506,184, respectively, an increase of $2,831,838 or 559%. The increase was primarily attributable to an increase in employee stock-based compensation in 2021 of $2,555,548, increase in compensation of $205,151 related to Model Meals which was acquired in July 2021 and increase in compensation related expenses of $71,140.

Professional and consulting expenses:

●	During the ten months ended October 31, 2021 and 2020, professional and consulting expenses amounted to $2,979,610 and $403,652, respectively, an increase of $2,575,958 or 638%. The increase was primarily due to increases in stock-based compensation to consultants of $1,738,490, increase in consulting fee of $207,208, increase in accounting fees of $73,714, increase in public relations fee of $703,836, offset by a decrease in legal fees of $147,289.

Professional and consulting expenses – related party:

●	During the ten months ended October 31, 2021 and 2020, professional and consulting expenses – related party amounted to $1,366,507 and $0, respectively, an increase of $1,366,507 or 100%. In October 2021, the Company and Michael Novielli through Dutchess Capital Partners, LLC, entered into a consulting agreement. Michael Novielli currently serves as a member of the Board of Directors and is considered a related party Pursuant to the consulting agreement, Dutchess Capital received warrants with a grant date fair value of $1,356,507 for past services provided and will receive and monthly consulting fee of $10,000.

Product development expense:

●

During the ten months ended October 31, 2021 and 2020, product development expenses amounted to $3,036,286 and $360,000, respectively, an increase of $2,676,286 or 743%. The increase was primarily due to stock-based compensation of $69,219 in connection with joint development agreements and shares of common stock with a fair value of $2,969,334 issued as compensation to terminate an exclusivity and non-compete agreement in order to execute a license agreement with a celebrity chef.

Selling and marketing expenses:

●	During the ten months ended October 31, 2021 and 2020, selling and marketing expenses amounted to $835,723 and $161,859, respectively, an increase of $673,864 or 416%. The increase was primarily due increase in marketing activities in 2021 related our celebrity chef program in December 2020.

General and administrative expenses:

●	During the ten months ended October 31, 2021 and 2020, general and administrative expenses amounted to $527,818 and $153,720, respectively, an increase of $374,098 or 243%. The increase was primarily due to an increase in rent for a kitchen facility of $125,737, increase in other kitchen expense of $17,866, increase in depreciation and amortization expense of $122,192, increase in transfer agent fees of $37,639, increase in travel expense of $68,260.

Operating Loss from Continuing Operations

●	During the ten months ended October 31, 2021 and 2020, operating loss from continuing operations amounted to $11,887,659 and $1,180,777, respectively, an increase of $10,706,882 or 907%. The increase was due to the changes discussed above.

 Other Income (Expense)

●	During the ten months ended October 31, 2021 and 2020, other expense, net $914,616 and $3,783, respectively, an increase of $910,833 or 24,077%. The change was primarily due to increase interest expense of $1,245,873, increase in gain on change in fair value of derivative liabilities of $289,874, increase in gain on extinguishment of debt of $26,629, increase in gain on forgiveness of debt of $14,754 off set by a decrease in other income of $5,000 related to a grant received from the SBA in light of the impact of the COVID-19 pandemic in 2020.

Loss from Continuing Operations

●	During the ten months ended October 31, 2021, we had a loss from continuing operations of $12,802,275 or $(0.56) per common share (basic and diluted), compared to a loss from continuing operations of $1,184,560 or $(0.07) per common share (basic and diluted) for the ten months ended October 31, 2021, an increase of $11,617,715 or 981%. The increase was due to the changes discussed above.

Income from Discontinued Operations

●	During the ten months ended October 31, 2021, we had income from discontinued operations of $0 compared to income from discontinued operations of $38,203 for of the ten months ended October 31, 2021, a decrease of $38,203 or 100%. The decrease was due to the Merger and disposal of the RTD Business segment in 2020.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $318,797 and cash of $2,275,397 as of October 31, 2021 and a working capital deficit of $466,178 and cash of $447,354 as of December 31, 2020.

	October 31, 2021	December 31, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$2,372,058	$480,942	$1,891,116	393%
Total current liabilities	(2,690,855)	(947,120)	(1,743,735)	184%
Working capital deficit:	$(318,797)	$(466,178)	$147,381	32%

The decrease in working capital deficit was primarily attributable to an increase in current assets of $1,891,116 and an increase in current liabilities of $1,743,735.

Cash Flows

The following table provides detailed information about our net cash flows:

	Ten Months Ended October 31, 2021	Ten Months Ended October 31, 2020
		(Unaudited)
Net cash used in operating activities	$(2,771,676)	$(226,337)
Net cash provided by (used in) investing activities	(227,824)	1,749
Net cash provided by financing activities	4,827,543	274,533
Net change in cash	$1,828,043	$49,945

We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2022. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Net Cash Used in Operating Activities

Net cash used in operating activities for the ten months ended October 31, 2021 and 2020, were $2,771,676 and $226,337, respectively, an increase of $2,545,339 or 1,125%.

●	Net cash used in operating activities for the ten months ended October 31, 2021 primarily reflected our net loss of $12,802,275 adjusted for the add-back on non-cash items such as depreciation and amortization expense of $122,368, stock-based compensation of $6,196,844, stock-based compensation of $2,969,334 to terminate an exclusivity and non-compete agreement in order to execute a license agreement with a celebrity chef, amortization of debt discount of $1,012,554, offset by gain on extinguishment of debt and accounts payable of $26,629, gain from change in fair value of derivative liabilities $289,874, gain on forgiveness of debt of $14,754 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $47,053, an increase in unredeemed gift cards of $29,341 and an increase in accounts payable of $129,389 offset by a decrease in accrued expense and other liabilities of $55,664 and a decrease in inventory of $4,743.

●	Net cash used in operating activities for the ten months ended October 31, 2020 primarily reflected our net loss of $1,146,357 adjusted for the add-back on non-cash items such as depreciation and amortization expense of $176, stock-based compensation of $812,109 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $14,319, increase in accounts payable of $4,725, increase in accrued expense and other liabilities of $111,867 an increase in unredeemed gift cards of $5,462.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by (used in) investing activities for the ten months ended October 31, 2021 and 2020, were $(227,824) and $1,749, respectively, an increase of $229,573 or 13,126%.

●	Net cash (used by) investing activities for the ten months ended October 31, 2021 consisted of cash consideration for an acquisition of a subsidiary of $60,000 and purchases of property and equipment of $167,824.

●	Net cash provided by investing activities for the ten months ended October 31, 2020 consisted of cash acquired from an acquisition of $4,917 offset by purchases of property and equipment of $3,168.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the ten months ended October 31, 2021 and 2020, were $4,827,543 and $274,533, respectively, an increase of $4,553,010 or 1,658%.

●

Net cash provided by financing activities for the ten months ended October 31, 2021 consisted of net proceeds from sale of common stock of $4,368,796, net proceeds from convertible notes payable of $1,581,450, proceeds from convertible note payable – related party of $100,000, net proceeds from advances payable of $332,900 offset by repayments of convertible notes payable of $1,195,920, repayments of advances payable of $312,752 and repayment of convertible note – related party of $46,931.

●	Net cash provided by financing activities for the ten months ended October 31, 2020 consisted of proceeds from sale of common stock of $100,006, proceeds from notes payable of $164,612, proceeds from advances payable of $59,000 offset by repayments of note payable – in default and repayments advances payable in total amount of $3,738 and $45,347, respectively.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the transition period ended October 31, 2021, the Company had net loss and cash used in operations of $12,802,275 and $2,771,676, respectively. As of October 31, 2021, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $19,135,664, $4,723,304 and $318,797, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this transition report. The Company’s primary source of operating funds in 2021 was primarily from the third-party advances and convertible notes payable and the sale of common stock through private placements. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.  We believe the critical accounting policies in Note 2 to the consolidated financial statements appearing in our audited financial statements for the ten-month transition period ended October 31, 2021 and twelve months ended December 31, 2020 included in this Form 10-KT, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of October 31, 2021 and December 31, 2020 include the assumptions used in the redemption recognition method for unredeemed gift cards, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on October 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Customers can purchase gift cards via phone or online through the Company’s e-commerce website. Gift card purchases are initially recorded as unredeemed gift card liabilities and are recognized as product sales upon redemption. Historically, the majority of gift cards are redeemed within two to three years of issuance. The Company does not charge administrative fees on unused gift cards, and its gift cards do not have an expiration date.

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

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assess whether the contract is, or contains, a lease at the inception of a contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. To further improve the decision usefulness and relevance of the information being provided to users of financial statements, amendments in ASU 2020-06 increased information transparency by making the following amendments to the disclosure for convertible instruments:

1.	Add a disclosure objective

2.	Add information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed

3.	Add information on which party controls the conversion rights

4.	Align disclosure requirements for contingently convertible instruments with disclosure requirements for other convertible instruments

5.	Require that existing fair value disclosures in Topic 825, Financial Instruments, be provided at the individual convertible instrument level rather than in the aggregate.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

Inflation and Changing Prices

Neither inflation nor changing prices for the transition period ended October 31, 2021 had a material impact on our operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-KT. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of October 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of October 31, 2021, our internal control over financial reporting was not effective.

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

(3)	a lack of operational controls and lack of controls over assets by the acquired subsidiaries, and

(4)	a lack of adequate controls over board approval and timely distribution of material contracts and agreements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-KT.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the transition period ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Zalmi Duchman	41	Chief Executive Officer and Secretary and Director
Michael Finkelstein	66	Director
Michael Novielli	57	Director

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

Michael Novielli. Mr. Novielli has been a member of the Company’s Board of Directors since April 20, 2020. Since January 2020, Mr. Novielli has been a Managing Partner of Dutchess Capital Management, a corporate advisory and investment firm. From 1996 to 2019, he was a Managing Partner of Dutchess Capital which invested in over 200 growth-stage companies, with a total transaction value exceeding $1 billion. Mr. Novielli was a member of the firm’s investment committee and also served on the board of directors of the firm’s portfolio companies. He helped engineer the firm’s expansion into Europe, Asia, Australia, and Latin America and also led the firm’s private to public strategy, as well as restructurings and workouts of its distressed portfolio, which included corporate divestitures, asset sales, ABCs, and bankruptcy. Mr. Novielli has over 30 years’ experience in asset management, corporate finance, advisory and investment banking. He began his investment career with PaineWebber (now UBS), and held previous positions in corporate accounting and finance with PHH Corp., a Fortune 100 company. Mr. Novielli graduated with a BS in Business from the University of South Florida and completed post-graduate Business studies at Colorado State University. Mr. Novielli is well qualified to serve as a member of the Board of Directors of the Company due to his extensive financial and investment experience.

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

Board Oversight in Risk Management

Our Chief Executive Officer, who is our principal executive officer, also serves on the Board of Directors (“Board”), and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our Company faces. Because our Board includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the transition period ended October 31, 2021 and year ended December 31, 2020:

(i)	our principal executive officer or other individual serving in a similar capacity;

(ii)	our named executive officers;

(iii)	individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer.

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Warrant/ Option Awards		All Other Compensation	Total
Zalmi Duchman	2021	$70,000	$—	$—		$2,714,971	(1)	$—	$2,784,971
Chief Executive Officer (1);	2020	$43,750	$—	$97,720	(2)	$—		$—	$141,470

Roy G. Warren, Jr.	2021	$—	$—	$—		$—		$—	$—
Former Chief Operating Officer (3)	2020	$—	$—	$—		$—		$—	$—

Andrew Schamisso	2021	$—	$—	$—		$—		$—	$—
Former President (4)	2020	$—	$—	$—		$—		$—	$—

(1)	Mr. Duchman was appointed to serve as the Chief Executive Officer of the Company on April 20, 2020 and continue to serve as the Chief Executive Officer of Home Bistro Holdings. On October 1, 2021, the Company entered into an employment agreement with Mr. Duchman that provided of (i) an annual salary of $120,000 and (ii) a one-time grant of warrants for 2,000,000 common stock which vested upon issuance and had a grant date fair value of $2,714,971.

(2)	Mr. Duchman was granted 4,746 shares of Home Bistro Holdings common stock with grant date fair value of $97,720 as bonus in April 2020. These shares of Home Bistro Holdings common stock were converted into 2,242,924 shares of the Company’s common stock post-merger and post-reverse stock split.

(3)	Roy G. Warren, Jr. was the Chief Operating Officer and a director of the Company from August 9, 2019 until his resignation on April 20, 2020.

(4)	Mr. Schamisso was the President of the Company from March 29, 2018 until his termination on April 9, 2020.

Employment Agreement with Executives

On October 1, 2021, the Company entered into an employment agreement (the “Employment Agreement”) with Zalmi Scher Duchman to serve as the Company’s Chief Executive Officer. The Employment Agreement has a term of three years (“Term”) from the effective date and provides for (i) an annual salary of $120,000 and (ii) a one-time warrant grant of 2,000,000 shares of common stock, with grant a date fair value of $2,714,971 (see Note 12), which vested upon issuance, exercisable at $0.001 and expires on October 1, 2026. Mr. Duchman is entitled to vacation, sick and holiday pay and other benefits, in accordance with the Company’s policies established and in effect from time to time. The Company may terminate the Mr. Duchman for cause (as defined in Employment Agreement) by giving Mr. Duchman written notice approved by the Board of Directors (“Board”) of such termination, such notice (i) to state in detail the particular act or acts or failure or failures to act that constitute the grounds on which the proposed termination for cause is based and (ii) to be given within six months of the Board learning of such act or acts or failure or failures to act. The Employment Agreement may be terminated at Board’s discretion during the Term, provided that if Mr. Duchman is terminated without cause, the Company shall pay to Mr. Duchman an amount calculated by multiplying Mr. Duchman monthly salary, at the time of such termination, times the number of months remaining in the Term.

Outstanding Equity Awards at 2021 Transitional Period for Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of October 31, 2021, for each named executive officer.

	Option/Warrant Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option/ Warrant (#) Exercisable	Number of Securities Underlying Unexercised Option/ Warrant (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option/ Warrant Exercise Price($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Zalmi Duchman (1)	2,000,000	—	—	0.001	10/01/2026	—	—	—	—

(1)	Mr. Duchman was appointed the Chief Executive Officer of the Company on April 20, 2020 and has been the Chief Executive Officer of Home Bistro Holdings, Inc since March 2018. On October 1, 2021, the Company entered into an employment agreement with Mr. Duchman that provides for a one-time grant of warrants for 2,000,000 common stock which vested upon issuance and had a grant date fair value of $2,714,971.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our Board of Directors (“Board”) during the transitional period ending October 31, 2021:

Name	Fees earned or cash paid	Stock Awards		Option Awards	All other compensation	Total

Zalmi Duchman	$—	$—		$—	$—	$—
Michael Finkelstein	$—	$156,750	(1)	$—	$—	$156,750
Michael Novielli	$—	$—		$—	$—	$—

(1)	The Company issued to Michael Finkelstein, an aggregate of 125,000 shares of common stock with grant date fair value of $156,750 for compensation as a member of the Board.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified, or until their earlier death, resignation, or removal. Officers are elected by and serve at the discretion of the board.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, and at the discretion of the members of the Board may receive shares of common stock or warrants as compensation for serving on the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information regarding beneficial ownership of our common stock as of January 14, 2022 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer, and director nominee, and (iii) all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner (1)	Beneficial Ownership (2)	Percentage of Class (2)
Officers and Directors
Zalmi Duchman (3)	10,610,147	23.92%
Michael Finkelstein (4)	279,141	*
Michael Novielli (5)	5,564,319	13.40%
All officers/directors as a group (3 persons)	10,005,746	37.32%

Other 5% Stockholders:
Hewlett Fund LP (6)	5,109,101	11.52%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each person listed is in care of Home Bistro, Inc., 4014 Chase Avenue, #212 Miami Beach, FL 33140.

(2)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of January 14, 2022, through the exercise of any stock warrants or other rights. As of January 14, 2022, 37,282,857 shares of the Company’s common stock were outstanding.

(3)	Includes 8,610,147 shares of common stock held by Fresh Brands LLC. (“Fresh Brands”). Mr. Duchman and his wife own 100% of the membership interests in Fresh Brands in tenancy-by-entirety, and accordingly, Mr. Duchman has shared voting power and shared dispositive power over such shares. Also, includes 2,000,000 shares of common stock issuable upon exercise of warrants, directly owned by Mr. Duchman, exercisable within 60 days of January 14, 2022.

(4)	Includes 115,066 shares of common stock owned by Whalehaven Capital Fund Ltd. Mr. Finkelstein is the Managing Partner of Whalehaven Capital Fund Ltd and thus has sole voting and sole dispositive power over such shares. Also includes 164,075 shares of common stock directly owned by Mr. Finkelstein.

(5)	Includes 934,516 shares of common stock owned by Dutchess Capital Partners LLC (“DCP”), an entity which Mr. Novielli is the sole managing partner and has sole voting and dispositive control over the common stock it owns. Also includes 1,766,896 shares of common stock issuable upon exercise of warrants, owned by DCP and 2,962,907 shares of common stock issuable upon exercise of warrants, owned by Dutchess Strategic Fund, LLC., exercisable within 60 days of January 14, 2022.

(6)	Includes 5,109,101 shares of common stock issuable upon exercise of warrants, owned by Hewlett Fund, LP, exercisable within 60 days of January 14, 2022.

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company, except as disclosed in the subsequent event footnote to the audited consolidated financial statements accompanying this Transition Report on Form 10-KT.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to date to our company, for the transition period ended October 31, 2021 and the year ended December 31, 2020, for professional services rendered by our independent registered public accounting firm D. Brooks and Associates CPAs, P.A.

Fees	2021	2020
Audit Fees	$56,302	$31,556
Audit—Related Fees	—	—
Tax Fees	—	—
Other Fees	—	1,031
Total Fees	$56,302	$32,588

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the transition period ended October 31, 2021 and the year ended December 31, 2020.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the transition period ended October 31, 2021 and the year ended December 31, 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the transition period ended October 31, 2021 and the year ended December 31, 2020. As a result, there were no other fees billed or paid during those fiscal years.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit No	Description
2.1	Agreement and Plan of Merger dated April 20, 2020, by and among Gratitude Health, Inc., Fresh Market Merger Sub, Inc. and Home Bistro, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).
4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).
10.1	Loan Authorization and Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.2	Note, dated June 17, 2020, by Home Bistro, Inc. for the benefit of the U.S. Small Business Administration (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.3	Security Agreement, dated June 17, 2020, by and between Home Bistro, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020).
10.4	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).

10.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.6	Form of Lock-Up and Leak-Out Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.7	Put Option Agreement, dated April 20, 2020, between the Company and the stockholder named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.8	Securities Purchase Agreement dated January 27, 2021, by and between Home Bistro, Inc. and Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.9	Convertible Note, dated January 27, 2021, issued to Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.10	Warrant to Purchase Shares of Common Stock, dated January 27, 2021, issued to Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.11	Securities Purchase Agreement dated January 12, 2021, by and between Home Bistro, Inc. and GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
10.12	Self-Amortization Promissory Note, dated January 12, 2020, issued to GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
31.1*	Section 302 Certification by the Registrant’s Principal Executive and Financial Officer
32.1*	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BISTRO, INC.

Date: January 31, 2022	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zalmi Duchman
Zalmi Duchman	Chief Executive Officer and Secretary and Director	January 31, 2022

/s/ Michael Finkelstein
Michael Finkelstein	Director	January 31, 2022

/s/ Michael Novielli
Michael Novielli	Director	January 31, 2022

HOME BISTRO, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Home Bistro, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Home Bistro, Inc. (the Company) as of October 31, 2021 and December 31, 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the transitional ten month period ended October 31, 2021 (the “transition period”) and the year ended December 31, 2020, and the related consolidated financial statement footnotes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and December 31, 2020 and the results of its operations and its cash flows for the transitional ten month period years ended October 31, 2021 and the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company suffered recurring losses from operations and has a significant accumulated deficit and a working capital deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 of the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee or those charged with governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

During the transition period and year ended December 31, 2020, the Company issued convertible debt notes (the “Notes”) that allow the holders to convert the debt into common stock upon certain default events not within the control of the Company. The Company determined that the terms of the Notes included an embedded conversion option to be accounted for as derivative liabilities, which are required to be accounted for at fair value upon issuance and each reporting period, under the provisions of ASC 815-40 – Derivatives and Hedging – Contracts in an Entity’s Own Stock (ACS 815).

As disclosed in Notes 2 and 5 to the consolidated financial statements, the Company recorded initial derivative liabilities and debt discount of $223,358 and $212,344 from the embedded conversion options during the transition period ended and year ended December 31, 2020. Further, during the transition period and year ended December 31, 2020, the Company recorded a gain on the change in fair value of the derivative liabilities of $289,874 and $32,315, respectively. There is no current observable market for these types of derivatives and, as such, the Company measured the initial and October 31, 2021 and December 31, 2020 fair value of the embedded derivative liabilities using the Monte Carlo valuation model. Such a model includes techniques that require management to make several assumptions with a high degree of subjectivity related to stock price, discount yield, risk free rates, volatility, probability of principal repayment in cash or common stock and probability of the Company defaulting on the convertible debt notes.

We identified the evaluation of the terms of the financial instruments to determine whether the embedded conversion option met the definition of a derivative, the analysis of the accounting treatment, presentation and disclosures, and the valuation of the derivative liabilities as critical audit matters due to the complex nature of these financial instruments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address this critical audit matter included the following among others: (a) reviewed and tested the Company’s conclusions as to whether the financial instruments included an embedded conversion option that met the definition of a derivative as defined by ASC 815 by evaluating and comparing the Company’s analysis and conclusions to authoritative and interpretive literature, (b) compared the accounting treatment and presentation to that described by authoritative and interpretive literature, (c) tested the Company’s process and methodology for valuing the derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) tested the Company’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and risk free rate, (e) recomputed the fair value of the derivative at issuance and at October 31, 2021 and December 31, 2020 and (f) utilize an internal valuation specialist to assist in evaluating the Company’s model, methodology, and significant assumptions.

Acquired Intangible Assets

During the transition period, the Company entered and closed on an agreement and plan of merger with the members of Model Meals, LLC as more fully disclosed in Note 3. The Company determined that this transaction meet the definition of a business combination in accordance with ASC 805 Business Combinations and the assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company utilized a valuation specialist to assist in allocating the purchase price to the identifiable intangible assets acquired which were identified as a trademark and customer list. Such a valuation requires management to make several assumptions with a high degree of subjectivity such as revenue growth, customer retention and discounted cash flow projections.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address this critical audit matter included the following, among others: (a) reviewed the nature of the transaction and the Company’s conclusion that the acquired entity meet the definition of a business under ASC 805 by evaluating and comparing the Company’s analysis and conclusions to authoritative and interpretive literature, (b) compared the accounting treatment and presentation to that described by authoritative and interpretive literature, (c) tested the Company’s process and methodology for valuing the intangible assets by comparing it to generally accepted methodologies for valuing acquired intangible assets, (d) tested the Company’s valuation of the acquired intangible assets by reviewing assumptions and data used in the valuation model for reasonableness including comparable companies, cash flow projections and discount rates and (e) utilized an internal valuation specialist to assist in evaluating the Company’s model, methodology, and significant assumptions.

D. Brooks and Associates CPAs, P.A

Palm Beach Gardens, Florida

January 31, 2022

We have served as the Company’s independent auditor since 2016

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$2,275,397	$447,354
Inventory	16,020	-
Prepaid expenses and other current assets	80,641	28,588
Note receivable	-	5,000

Total Current Assets	2,372,058	480,942

OTHER ASSETS:
Property and equipment, net	130,970	2,728
Finance right-of-use assets, net	181,015	-
Operating lease right-of-use assets, net	268,509	-
Intangible assets, net	3,225,361	-
Deposits	10,000	-
Goodwill	1,809,357	-

Total Assets	$7,997,270	$483,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$568,302	$352,466
Accrued expenses and other liabilities	181,037	126,273
Liabilities to be settled with common stock	209,688	-
Convertible notes payable, net of debt discount	550,638	141,476
Convertible notes payable - related party, net of debt discount	30,172	-
Notes payable - current portion	15,361	20,068
Advances payable	101,945	78,497
Derivative liabilities	86,884	180,029
Unredeemed gift cards	164,912	48,311
Financing lease liability - current portion	62,210	-
Operating lease liabilities - current portion	101,431	-
Common stock repurchase obligation	618,275	-

Total Current Liabilities	2,690,855	947,120

LONG-TERM LIABILITIES:
Financing lease liability - long-term portion	124,649	-
Operating lease liability- long-term portion	166,923	-
Notes payable - long-term portion	291,539	151,544
Common stock repurchase obligation - long-term portion	-	1,300,000

Total Liabilities	3,273,966	2,398,664

Commitments and contingency (Note 14):

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Convertible Series B Preferred stock: $0.001 Par Value; 500,000 Shares Authorized; nil shares issued and outstanding as of October 31, 2021 and December 31, 2020	-	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 35,152,623 and 19,123,768 shares issued and outstanding as of October 31, 2021 and December 31, 2020, respectively	35,152	19,123
Additional paid-in capital	25,198,035	4,399,272
Deferred compensation	(1,374,219)	-
Accumulated deficit	(19,135,664)	(6,333,389)

Total Stockholders' Equity (Deficit)	4,723,304	(1,914,994)

Total Liabilities and Stockholders' Equity (Deficit)	$7,997,270	$483,670

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Ten Months Ended	For the Year Ended
	October 31, 2021	December 31, 2020

Product sales, net	$1,644,208	$1,335,859

Cost of sales	1,447,901	873,289

Gross profit	196,307	462,570

Operating Expenses:
Compensation and related expenses, includes $2,871,721 of stock-based compensation in 2021	3,338,022	547,940
Professional and consulting expenses, includes $1,862,709 of stock-based compensation in 2021	2,979,610	434,450
Professional and consulting expenses - related party, includes $1,356,507 of stock-based compensation in 2021	1,366,507	-
Product development expense, includes $3,036,286 and $360,000 of stock-based expense in 2021 and 2020, respectively	3,036,286	360,000
Selling and marketing expenses	835,723	226,428
General and administrative expenses	527,818	198,082

Total Operating Expenses	12,083,966	1,766,900

Operating Loss from Continuing Operations	(11,887,659)	(1,304,330)

Other Income (Expense):
Interest expense, net	(1,245,873)	(19,924)
Change in fair value of derivative liabilities	289,874	32,315
Gain on extinguishment of debt	26,629	7,075
Gain on forgiveness of debt	14,754	-
Other income	-	5,000

Total Other Income (Expense), net	(914,616)	24,466

Loss from Continuing Operations	(12,802,275)	(1,279,864)

Discontinued Operations:
Income from Disposal of Discontinued Operations Before Provision for Income Taxes	-	38,203

Income from Discontinued Operations	-	38,203

Net Loss	$(12,802,275)	$(1,241,661)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.56)	$(0.07)
Discontinued operations - basic	$0.00	$0.00
Discontinued operations - diluted	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,062,353	17,393,644
Diluted	23,062,353	17,393,644

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Preferred Stock		Common Stock		Additional			Total Stockholders'
	Number of		Number of		Paid-in	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

Balance at December 31, 2019	-	$-	13,104,561	$13,105	$4,806,944	$-	$(5,091,728)	$(271,679)

Common stock issued for cash	-	-	1,492	1	75,005	-	-	75,006

Warrant issued for cash	-	-	-	-	25,000	-	-	25,000

Common stock issued for services	-	-	3,999,085	3,999	234,269	-	-	238,268

Recapitalization of the Company	250,000	250	1,899,094	1,899	(196,873)	-	-	(194,724)

Common stock repurchase obligation (see Note 3)	-	-	-	-	(1,300,000)	-	-	(1,300,000)

Disposal of a component with related party (see Note 3)	(250,000)	(250)	-	-	131,471	-	-	131,221

Warrant issued pursuant to an agreement	-	-	-	-	360,000	-	-	360,000

Warrant issued for services	-	-	-	-	11,471	-	-	11,471

Accretion of stock-based compensation	-	-	-	-	213,841	-	-	213,841

Common stock issued with convertible debt	-	-	119,535	119	38,144	-	-	38,263

Net loss	-	-	-	-	-	-	(1,241,661)	(1,241,661)

Balance at December 31, 2020	-	-	19,123,768	19,123	4,399,272	-	(6,333,389)	(1,914,994)

Common stock issued as commitment fee	-	-	853,385	854	417,700	-	-	418,554

Common stock warrant issued as commitment fee	-	-	-	-	156,926	-	-	156,926

Common stock issued as stock-based compensation	-	-	125,000	125	156,625	-	-	156,750

Common stock warrant issued as stock-based compensation	-	-	-	-	2,714,971	-	-	2,714,971

Common stock issued for cash, net of $215,949 of issuance cost	-	-	6,112,993	6,112	4,362,684	-	-	4,368,796

Common stock and warrant issued for services and prepaid services	-	-	2,100,000	2,100	3,967,116	(750,000)	-	3,219,216

Common stock issued for product development agreements	-	-	450,000	450	577,050	(508,281)	-	69,219

Common stock issued pursuant to lock-up agreements	-	-	112,500	113	152,513	(115,938)	-	36,688

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	681,726	-	-	681,726

Common stock issued for acquisition of Model Meals, LLC (see Note 3)	-	-	2,008,310	2,008	2,026,385	-	-	2,028,393

Common stock issued for asset acquisition transaction (see Note 4)	-	-	4,266,667	4,267	5,585,067	-	-	5,589,334

Net loss	-	-	-	-	-	-	(12,802,275)	(12,802,275)

Balance at October 31, 2021	-	$-	35,152,623	$35,152	$25,198,035	$(1,374,219)	$(19,135,664)	$4,723,304

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Ten Months Ended	For the Year Ended
	October 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(12,802,275)	$(1,241,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	113,531	440
Amortization on intangible assets	8,837	-
Common stock and warrants issued for stock-based compensation	2,871,721	213,841
Common stock and warrants issued for services – related party	1,356,507	-
Common stock and warrants issued for services and prepaid services	1,862,709	609,739
Common stock and warrants issued for product development	69,219	-
Common stock issued pursuant to lock-up agreements	36,688	-
Common stock issued pursuant an asset acquisition transaction (see Note 4)	2,969,334	-
Gain on extinguishment of debt and accounts payable	(26,629)	(7,075)
Gain on forgiveness of debt	(14,754)	-
Amortization of debt discount	1,012,554	7,983
Change in fair value of derivative liabilities	(289,874)	(32,315)
Change in operating assets and liabilities:
Inventory	4,743	-
Prepaid expenses and other current assets	(47,053)	(8,896)
Accounts payable	129,389	43,980
Accrued expense and other liabilities	(55,664)	102,201
Unredeemed gift cards	29,341	37,946

Net cash used in operating activities	(2,771,676)	(273,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (payments) from acquisition of a subsidiaries	(60,000)	4,917
Purchases of property and equipment	(167,824)	(3,168)

Net cash (used by) provided by investing activities	(227,824)	1,749

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	4,368,796	100,006
Proceeds from notes payable	-	171,612
Proceeds from convertible note payable, net of debt discount	1,581,450	-
Proceeds from convertible note payable - related party, net of debt discount	100,000	-
Proceeds from advances payable	332,900	140,840
Repayment of convertible notes payable	(1,195,920)	384,100
Repayment of note payable - in default	-	(3,738)
Repayments of advance payable	(312,752)	(80,535)
Repayment of convertible notes payable - related party	(46,931)	-

Net cash provided by financing activities	4,827,543	712,285

Net Change in Cash	1,828,043	440,217

Cash - beginning of period	447,354	7,137

Cash - end of period	$2,275,397	$447,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$159,909	$7,670
Income taxes	$-	$-

Non-cash investing and financing activities:
Initial amount of ROU asset and related liability	$540,041	$32,444
Termination of the ROU asset and related liability	$-	$27,843
Disposal of a component with related party		$131,221
Repurchase obligation pursuant to the Put Option Agreement	$-	$1,300,000
Reduction of the repurchase obligation pursuant to the Put Option Agreement	$681,725	$-
Common stock issued as commitment fee in connection with convertible notes payable recorded as debt discount	$418,554	$38,263
Warrants issued as commitment fee in connection with convertible notes payable	$156,926	$-
Liabilities to be settled with common stock in connection with convertible notes payable	$209,688	$-
Initial derivative liability recorded in connection with convertible notes payable	$223,358	$212,344
Fair value of common stock issued for an asset acquisition transaction (see Note 4)	$2,620,000	$-

Net Asset and Liabilities Assumed in Acquisition:
Cash	$-	$4,917
Prepaid expenses and other assets	241	9,776
Inventory	20,763	-
Operating right-of-use asset	76,136	32,444
Internal use computer software	66,198	-
Customer relationships	43,000	-
Trademark	505,000	-
Goodwill	1,809,357	-
Accounts payable and accrued liabilities	(203,348)	(209,417)
Operating right-of-use liability	(79,054)	(32,444)
Note Payable	(149,900)	-
Net asset acquired (liability assumed)	$2,088,393	$(194,724)

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

On April 7, 2020, the Board of Directors of the Company approved the increase of the authorized shares of the common stock to 1,000,000,000 from 600,000,000 (see Note 12).

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

On September 14, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect (i) a 1 for 31.993 reverse stock split of its common stock, par value $0.001 per share, with fractional shares rounding up to the nearest whole share (the “Reverse Stock Split”), and (ii) the change of the Company’s name from “Gratitude Health, Inc.” to “Home Bistro, Inc.”. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split (see Note 12).

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, food manufacturers, distribution centers, or logistics and other service providers. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or meat or other food shortages, which could result in additional disruptions or delays in shipments of Home Bistro’s products. To date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company is not aware of any such disruptions. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has applied for and received certain financial assistance under the Coronavirus, Aid, Relief, and Economic Security Act (“CARES Act”) enacted in March 2020 by the U.S. Government in response to COVID-19 (see Note 7).

On July 6, 2021, the Company entered and closed on an Agreement and Plan of Merger with the members of Model Meals, LLC (“Model Meals”), acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock and were paid $60,000 in cash. Pursuant to the Acquisition, the Company issued 2,008,310 shares of common stock with grant date fair value of $ 2,028,393 (see Note 3).

In December 2021, the Company’s board of directors and management changed the Company’s fiscal year end from December 31st to October 31st, effective immediately (see Note 2).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements present the consolidated financial statements of the Home Bistro, Inc, its active wholly owned subsidiaries, Home Bistro Holdings, Inc. and Model Meals LLC for the transition period ended October 31, 2021. Since Model Meals LLC was acquired in 2021, it was not consolidated for the year ended December 31, 2020. All the intercompany transactions and balances have been eliminated.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

In December 2021, the Company’s board of directors and management changed the Company’s fiscal year end from December 31st to October 31st, effective immediately (see Note 1). Accordingly, we are required to file this transition report on Form 10-KT to include audited consolidated financial information for the transition period from January 1, 2021 to October 31, 2021. Any references to the "transition period" throughout this report refer to that ten-month period ending October 31, 2021. Prior periods have not been recasted to align with our new fiscal year.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the transition period ended October 31, 2021, the Company had net loss and cash used in operations of $12,802,275 and $2,771,676, respectively. As of October 31, 2021, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $19,135,664, $4,723,304 and $318,797, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this transition report. The Company’s primary source of operating funds in 2021 was primarily from the third-party advances and convertible notes payable and the sale of common stock through private placements. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of October 31, 2021 and December 31, 2020 include the assumptions used in the redemption recognition method for unredeemed gift cards, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. As of October 31, 2021 and December 31, 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of October 31, 2021 and December 31, 2020, the balance outstanding was in excess of FDIC insured levels by approximately $2,025,000 and $197,000. The Company has not experienced any losses in such accounts through October 31, 2021.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on October 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at October 31, 2021:

	At October 31, 2021			At December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	86,884	—	—	180,029

A roll forward of the level 3 valuation financial instruments is as follows (see Note 5):

	Ten Months Ended October 31, 2021	Year Ended December 31, 2020
Balance at beginning of year	$180,029	$—
Initial valuation of derivative liabilities included in debt discount	223,358	212,344
Reclassification of derivative liability to gain on debt extinguishment	(26,629)
Change in fair value of derivative liabilities	(289,874)	(32,315)
Balance at end of the period	$86,884	$180,029

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase prices over the fair value of nets assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Goodwill is evaluated for impairment on an annual basis at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.

Goodwill and indefinite lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors and overall company financial performance. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to its fair value. When the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recognized up to a maximum amount of the recorded goodwill related to the reporting unit. Goodwill impairment losses are not reversed. There was no impairment loss of goodwill or indefinite lived intangible assets for the ten months ended October 31, 2021.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets including intangible assets with finite life, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Inventory

Inventory consists of non-perishable food items distributed by the Company and are stated at the lower of cost and net realizable value utilizing the first-in first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are based on estimates and included in cost of sales. As of October 31, 2021 and December 31, 2020, the inventory balances were insignificant and the Company determined that there was no allowance needed.

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

Customers can purchase gift cards via phone or online through the Company’s e-commerce website. Gift card purchases are initially recorded as unredeemed gift card liabilities and are recognized as product sales upon redemption. Historically, the majority of gift cards are redeemed within two to three years of issuance. The Company does not charge administrative fees on unused gift cards, and its gift cards do not have an expiration date.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Cost of Sales

The Company’s policy is to recognize product related cost of sales in conjunction with revenue recognition, when the product costs are incurred which is upon delivery of product. Cost of sales includes the food and processing costs directly attributable to fulfillment and the delivery of the product to customers including both inbound and outbound shipping costs. In addition, the royalty fee related to the Joint Product Development and Distribution Agreement (see Note 14) was also included in cost of sales.

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $391,890 for the transition period ended October 31, 2021 and $873,289 for the year ended December 31, 2020, respectively. Shipping and handling costs charged to customers are included in sales.

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

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $835,723 for the transition period ended October 31, 2021 and $226,428, for the year ended December 31, 2020, respectively, are presented on the accompanying consolidated statement of operations as selling and marketing expenses.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the transition period ended October 31, 2021 and year ended December 31, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assess whether the contract is, or contains, a lease at the inception of a contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

The potentially dilutive common stock equivalents as of October 31, 2021 and December 31, 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	October 31, 2021	December 31, 2020
Common Stock Equivalents:
Stock Options	—	60,638
Stock Warrants	15,745,066	11,278,211
Convertible Debt	1,041,435	589,704
Total	16,786,501	11,928,553

Concentration Risk

The Company purchased approximately 100% of its food products from two vendors during the year ended December 31, 2020 (approximately 74% and 26%). The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of December 31, 2020, the Company had no accounts payable balance to these vendors.

During the ten months ended October 31, 2021, the Company opened a kitchen location at 3126 John P Curci Dr., Pembroke Pines, FL 33009 and acquired Model Meals (see Note 3) with a kitchen location at 201 E. 4th St. Santa Ana, CA 92701. The Company started producing and packaging its food products at these locations in addition to purchasing food products from other vendors which mitigated this concentration risk.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. To further improve the decision usefulness and relevance of the information being provided to users of financial statements, amendments in ASU 2020-06 increased information transparency by making the following amendments to the disclosure for convertible instruments:

1.	Add a disclosure objective

2.	Add information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed

3.	Add information on which party controls the conversion rights

4.	Align disclosure requirements for contingently convertible instruments with disclosure requirements for other convertible instruments

5.	Require that existing fair value disclosures in Topic 825, Financial Instruments, be provided at the individual convertible instrument level rather than in the aggregate.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

Home Bistro manufactures, packages, and sells, direct-to-consumer, gourmet meals under the Home Bistro brand and markets restaurant quality meats and seafood under the Prime Chop and Colorado Prime brands. The Company’s meals are freshly prepared, to preserve freshness, and packaged in its facility located in Miami, Florida. Home Bistro meals are ordered on-line and delivered to consumers in containers designed to keep the products frozen during transport. Orders for restaurant quality meats and seafood through the Company’s Prime Chop and Colorado Prime brands are processed through a third-party co-packer based in North Carolina who fulfills and ships customer orders.

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

Prior to the effective time of the Merger, the Company and certain of its existing securityholders entered into an Exchange Agreement providing for, among other things, the exchange (the “Exchange”) of securities held by such securityholders for shares of common stock, as more fully detailed therein. As a result of the Exchange, all of the Company’s issued and outstanding shares of Series A Preferred Stock, Series C Preferred Stock and convertible notes were converted into an aggregate of 5,405,479 shares of common stock on a fully diluted basis, consisting of 1,364,232 shares of common stock and warrants to purchase up to 4,041,258 shares of common stock (see Note 12). The 250,000 shares of Series B Preferred Stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement (see Note 12) and 250,000 shares of Series B Preferred Stock held by a related party remained issued and outstanding as of the date of the Merger.

After the Exchange, a total of 1,899,094 shares of common stock, warrants to purchase 4,041,258 shares of common stock and 60,638 stock options were deemed issued and outstanding.

Certain of the Company’s existing securityholders retained securities held prior to the Merger, consisting of 533,931 shares of common stock and 60,638 stock options which were outstanding at the effective time of the Merger.

At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, each outstanding share of common stock of Home Bistro Holdings was converted into the right to receive approximately 473 shares of common stock. Accordingly, the aggregate shares of the Company’s common stock issued in the Merger to the former securityholders of Home Bistro Holdings is 24,031,453 shares of common stock on a fully diluted basis consisting of 17,105,139 shares of common stock and warrants to purchase up to 6,926,314 shares of common stock (see Note 12).

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Additionally, on April 20, 2020, the Company and a stockholder entered into a Put Option Agreement, pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement (the “Market Period”). Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars (the “Total Investment”) in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying consolidated balance sheets as Common stock repurchase obligation (see Note 14).

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

On July 6, 2021, the Company entered and closed on an Agreement and Plan of Merger with the members of Model Meals, acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock and were paid $60,000 in cash. Pursuant to the Acquisition, the Company issued 2,008,310 shares of common stock with grant date fair value of $ 2,028,393 (see Note 1). The shares are subject to a 24-month Lockup and Leak-Out Agreement and were issued pursuant to Section 4(a)(2) of the Securities Act. The acquisition of Model Meals will allow the Company the ability to increase its customer base, geographic distribution area, and prepared meals available on its ecommerce sights.

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

Total
Assets acquired:
Current assets	$97,140
Computer software	66,198
Customer relationships	43,000
Trademark	505,000
Goodwill	1,809,357
Total assets acquired at fair value	2,520,695
Less: total liabilities assumed	(432,302)
Net asset acquired	$2,088,393

Purchase consideration paid:
Fair value of common shares issued	$2,028,393
Cash consideration	60,000
Total purchase consideration paid	$2,088,393

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Note 4 for additional information about other intangible assets. The recognized goodwill related to Model Meals is directly attributable to synergies expected to arise after the acquisition.

The following unaudited pro forma consolidated results of operations for the ten months ended October 31, 2021 and year ended December 31, 2020 have been prepared as if the acquisition of Model Meals had occurred as of the beginning of the following periods:

	Ten Months Ended	Ten Months Ended
	October 31, 2021	October 31, 2020
Net Revenues	$2,993,650	$3,005,607
Net Loss	$(12,802,275)	$(1,197,589)
Net Loss per Share	$(0.56)	$(0.07)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

On July 6, 2021, the Company acquired Model Meals' net assets with total fair value of $279,036, which includes computer software, customer relationships and trademarks, for a total consideration of $2,088,393 (see Note 3). The excess consideration over the fair value of the net assets acquired of $1,809,357 was recorded as goodwill.

Asset Acquisition – License Agreement

On June 24, 2021, the Company entered into a licensing agreement (“License Agreement”) with a celebrity chef and majority member interest holder of Homemade Meals, LLC (“Homemade Meals”). As a condition to finalizing the License Agreement, the Company executed a Membership Interest Purchase Agreement (the “Member Agreement”) and issued an aggregate of 2,266,667 shares of common stock issued to other members with an aggregate fair value of $2,969,334, valued based on the market price of common stock on the close date of October 25, 2021. The shares issued to the other members were consideration to terminate an exclusivity and non-compete agreement the celebrity chef had with Homemade Meals. The Company issued the celebrity chef 2,000,000 shares of common stock with a fair value of $2,620,000, valued based on the market price of common stock on the close date of Company’s common stock. The Company’s primary reason for acquiring the membership interests in Homemade Meals was to terminate the non-compete agreement between the celebrity chef and Homemade Meals, thereby enabling the celebrity chef to execute the License Agreement with the Company. At the time of execution of the Member Agreement, Homemade meals held no significant assets and had no business operations and the Member Agreement was solely executed to terminate the exclusivity and non-compete agreement the celebrity chef had with Homemade Meals. The Company recorded the shares given to the celebrity chef and the members of Homemade Meals has two separate transactions.

The Company and the celebrity chef (collectively as “Parties”) had a preexisting relationship and other arrangements before negotiations for the acquisition of Homemade Meals and had planned to enter into a License Agreement during the negotiations, which is separate from the Member Agreement. Since ASC 805-50 includes only general principles related to accounting for an asset acquisition and in the absence of specific guidance, the Company analogized to the guidance in ASC 805-10-25-20 through 25-21– Business Combination to identify and account for transactions that are separate from a business combination. Under this guidance, the Company, when applying the acquisition method, recognized “only the consideration transferred to acquire the asset, the license. Any separate transactions were accounted for separately from acquisition of the License Agreement in accordance with the relevant GAAP.

Therefore, in accordance with ASC 805-10-25-21, the Company accounted for the 2,000,000 shares of common stock with fair value of $2,620,000, valued based on the market price of common stock on the acquisition date, issued to the celebrity chef as the cost of the License Agreement and was recorded as an intangible asset in the accompanying consolidated balance sheet and will be amortized over the three-year term of the License Agreement. In addition, the aggregate of 2,266,667 shares of common stock issued to other members with an aggregate fair value of $2,969,334, valued based on the market price of common stock on the acquisition date, was accounted for as compensation to terminate the exclusivity and non-compete agreement and was recorded as product development expense in the accompanying consolidated statement of operations.

Goodwill

	Estimated Life	October 31, 2021
Goodwill	Indefinite	$1,809,357
Less: Impairment		—
Goodwill, net		$1,809,357

Intangible Assets

	Estimated Life	October 31, 2021
Computer software	3.5 years	$66,198
Customer relationships	7 years	43,000
Trademark	Indefinite	505,000
License agreement	3 years	2,620,000
Total		3,234,197
Less: Accumulated amortization		(8,837)
Intangible assets, net		$3,225,361
Intangible assets with a finite life, net		$2,720,361

The above intangible assets were acquired by the Company during the transition period October 31, 2021.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

During the transition period ended October 31, 2021, the Company recorded a total of $8,837 of amortization expense related to the intangible assets.

Amortization of intangible assets attributable to future periods is as follows:

Year ending October 31:	Amount
2022	$899,845
2023	899,845
2024	898,147
2025	6,413
2026	6,413
2027	6,413
2028	4,095
Total	$2,720,361

NOTE 5 – CONVERTIBLE NOTES

At October 31, 2021, the convertible debt consisted of the following:

	October 31, 2021	December 31, 2020
Principal amount	$1,028,179	$447,000
Less: debt discount	(477,541)	(305,524)
Convertible notes payable, net	$550,638	$141,476

Principal amount – related party	$63,069	$—
Less: debt discount – related party	(32,897)	—
Convertible note payable - related party, net	$30,172	$—

Total convertible notes payable, net	$580,810	$141,476

December 2020 Financing

December 2020 Note I

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

On March 18, 2021 (the “Redemption Date”), the Company elected, pursuant to terms of payment as described in the December 2020 Note I, to pay an aggregate amount of 283,615.75 (the “Payoff Amount”) consisting of $275,000 of principal, $7,865.75 of accrued interest and $750.00 in administrative fees (the “Redemption Amount”).The December 2020 Note I is deemed to have been paid in full; the lender will not exercise any of its rights relating to any potential default that may have occurred after the issue date of the December 2020 Note I and the Second Commitment Shares were returned by the lender to the Company’s transfer agent for cancellation as provided for in the December 2020 Agreements I. The fair value of the derivative liability associated with the December 2020 Note I at Redemption Date amounted to $26,629 and was reclassified to gain on debt extinguishment in the accompanying consolidated statement of operation upon redemption. Any remaining unamortized debt discounts were recognized as interest expense on the Redemption Date. As of October 31, 2021, the December 2020 Note I had no outstanding balance.

December 2020 Note II

On December 28, 2020, the Company entered into a Securities Purchase Agreement (the “December 2020 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the SPA II, among other things, (i) the Company issued a self-amortization promissory note (the “December 2020 Note II”, and together with the December 2020 SPA II, the “December 2020 Agreements II”) in the aggregate principal amount of $172,000, and (ii) issued 45,989 shares of common stock as a commitment fee and 114,667 shares (the “Second Commitment Shares”) issued as a returnable commitment fee. Accordingly, the Company deems the Second Commitment Shares as unissued shares for accounting purposes. The 45,989 shares of common stock issued were recorded as a debt discount of $14,720 based on the relative fair value method. Pursuant to the December 2020 Note II, the Company received net proceeds of $150,000, net of $15,500 OID and $6,500 of issuance costs. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The December 2020 Note II matures on December 28, 2021 and bears an interest rate of 12% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the December 2020 Note II). The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $19,264 beginning at the end of the third month from the issuance date of the note. The Company can elect to extend the Amortization Payment due date by thirty-days by notifying the holder on or before the of the Amortization Payment due date and pay an extension fee of $1,926, provided that the note is not in default. The first twelve months of interest (equal to $20,640) shall be guaranteed and earned in full as of the issue date, however if the note is repaid in its entirety, on or prior to, the due date of the first Amortization Payment, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the issue date. As of December 31, 2020, the December 2020 Note II had outstanding principal and accrued interest of $172,000 and $0, respectively. During the ten months ended October 31, 2021, the Company fully paid the December 2020 Note II. As of October 31, 2021, the December 2020 Note II had had no outstanding balance.

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

The Company also entered into a Registration Rights Agreement (“Registration Agreement”) in connection with the December 2020 Agreements II (see Note 14). Pursuant to which the Company is required to prepare and file with the SEC a Registration Statement or Registration Statements (as is necessary) covering the resale of all of the Registrable Securities , which Registration Statement(s) shall state that, in accordance with Rule 415 promulgated under the Securities Act, such Registration Statement also covers such indeterminate number of additional shares of Securities as may become issuable upon stock splits, stock dividends or similar transactions. The Company shall initially register for resale all of the Registerable Securities, or an amount equal to the maximum amount allowed under Rule 415 (a)(1)(i) as interpreted by the SEC. In the event the Company cannot register sufficient shares of Securities, due to the remaining number of authorized shares of Securities being insufficient, the Company will use its best efforts to register the maximum number of shares it can base on the remaining balance of authorized shares and will use its best efforts to increase the number of its authorized shares as soon as reasonably practicable.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

January 2021 Financings

January 2021 Note I

On January 12, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA I, the Company; (i) issued a self-amortization promissory note (the “January 2021 Note I”, and together with the January 2021 SPA I, the “January 2021 Agreements I”) in the aggregate principal amount of $120,000; (ii) issued a total of 29,385 shares of common stock as a commitment fee and; (iii) shall issue 73,269 shares of common stock which is returnable pursuant to the terms of the January 2021 Agreements I (the “Second Commitment Shares”). The 29,385 shares of common stock issued were recorded as a debt discount of $17,297 based on the relative fair value method. The Company received net proceeds of $105,000, net of $10,000 OID and $5,000 issuance cost. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The January 2021 Note I matures on January 12, 2022 and bears an interest rate of 10% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the January 2021 Note I)). The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $14,666.66 beginning April 12, 2021. The Company can elect to extend the Amortization Payment due date by thirty-days by notifying the holder on or before the of the due date and pay an extension fee of $3,080, provided that the note is not in default. The first twelve months of interest (equal to $12,000) shall be guaranteed and earned in full as of the issue date, however if the note is repaid in its entirety, on or prior to, the due date of the first Amortization Payment, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the issue date. During the ten months ended October 31, 2021, the Company fully paid the January 2021 Note I. As of October 31, 2021, the January 2021 Note I had no outstanding balance.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

January 2021 Note II

On January 27, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $330,000 (the “January 2021 Note II”) with the Company receiving $300,000 in net proceeds, net of $33,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 150,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 150,000 shares of common stock (the “January 2021 Warrant II”, and together with the January 2021 SPA II and the January 2021 Note II, the “January 2021 Agreements II”). The 150,000 shares of common stock and 150,000 warrants issued were valued at $85,981 and $31,821, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $93,750, all recorded as a debt discount to be amortized over the twelve-month term of the note. The January 2021 Note II matures on February 1, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the January 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $39,600 beginning May 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the January 2021 Note II at any time or times on or after the occurrence of an Event of Default. The January 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The January 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The January 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the ten months ended October 31, 2021, the Company paid $213,570 of principal and $24,030 of accrued interest. As of October 31, 2021, the January 2021 Note II had outstanding principal and accrued interest of $116,430 and $0, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

March 2021 Financings

March 2021 Note I

On March 22, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note I”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant I”, and together with the March 2021 SPA I and the March 2021 Note I, the “March 2021 Agreements I”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $6,949 and $1,346, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $5,133, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note I mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note I immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note I at any time or times on or after the occurrence of an Event of Default. The March 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the ten months ended October 31, 2021, the Company paid $23,467 of the principal and $2,353 of accrued interest. As of October 31, 2021, the March 2021 Note I had outstanding principal and accrued interest of $31,533 and $0, respectively.

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

March 2021 Note II

On March 29, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note II”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID to be amortized over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant II”, and together with the March 2021 SPA II and the March 2021 Note II, the “March 2021Agreements II”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,504 and $8,350, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $23,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note II mature on March 21, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning June 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note II at any time or times on or after the occurrence of an Event of Default. The March 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the ten months ended October 31, 2021, the Company fully paid the March 2021 Note II. As of October 31, 2021, the March 2021 Note II had no outstanding balance.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

March 2021 Note III – Related Party

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA III”) with an investor, who is also a major stockholder and director and considered to be a related party, for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA III, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note III”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortize over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant III”, and together with the March 2021 SPA III and the March 2021 Note III, the “March 2021 Agreements III”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $23,718 and $7,924, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $22,250, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note III mature on March 30, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note III immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note III at any time or times on or after the occurrence of an Event of Default. The March 2021 Note III is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements III contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA III also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the ten months ended October 31, 2021, the Company paid $46,931 of principal and $4,714 of accrued interest. As of October 31, 2021, the March 2021 Note III had outstanding principal and accrued interest of $63,069 and $0, respectively.

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

March 2021 Note IV

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA IV”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA IV, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note IV”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant IV”, and together with the March 2021 SPA IV and the March 2021 Note IV, the “March 2021Agreements IV”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $11,845 and $3,957, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $11,125, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note IV mature on March 21, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note IV immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning June 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note IV at any time or times on or after the occurrence of an Event of Default. The March 2021 Note IV is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements IV contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA IV also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the ten months ended October 31, 2021, the Company fully paid the March 2021 Note IV. As of October 31, 2021, the March 2021 Note IV had no outstanding balance.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

March 2021 Note V

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA V”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA V, the Company; (i) issued a convertible note with principal amount of $165,000 (the “March 2021 Note V”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 75,000 shares of common stock (the “March 2021 Warrant V”, and together with the March 2021 SPA V and the March 2021 Note V, the “March 2021Agreements V”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $36,499 and $12,352, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $34,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note V mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note V immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $20,167 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note V at any time or times on or after the occurrence of an Event of Default. The March 2021 Note V is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements V contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA V also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the ten months ended October 31, 2021, the Company paid $68,191 of principal and $12,477 of accrued interest. As of October 31, 2021, the March 2021 Note V had outstanding principal and accrued interest of $96,809 and $0, respectively.

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

April 2021 Financing

On April 7, 2021, the Company closed a Securities Purchase Agreement dated March 29, 2021 (the “April 2021 SPA”) with an investor for the sale of the Company’s convertible note. Pursuant to the April 2021 SPA, the Company; (i) issued a convertible note with principal amount of $165,000 (the “April 2021 Note”) with the Company receiving $146,500 in net proceeds, net of $15,000 of OID and $3,500 of legal fees; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 75,000 shares of common stock (the “April 2021 Warrant”, and together with the April 2021 SPA and the April 2021 Note, the “April 2021Agreements”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $31,913 and $9,669, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $27,375, recorded as a debt discount to be amortized over the twelve-month term of the note. The April 2021 Note I mature on March 30, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the April 2021 Note immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $19,800 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the April 2021 Note at any time or times on or after the occurrence of an Event of Default. The April 2021 Note is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The April 2021 Agreements contain other provisions, covenants, and restrictions common with this type of debt transaction. The April 2021 SPA also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the ten months ended October 31, 2021, the Company paid $69,316 of principal and $9,884 of accrued interest. As of October 31, 2021, the April 2021 Note had outstanding principal and accrued interest of $95,684 and $0, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

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

May 2021 Financings

May 2021 Note I

On May 17, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $132,000 (the “May 2021 Note I”) with the Company receiving $111,700 in net proceeds, net of $12,000 of OID and $8,300 of legal fees; (ii) issued 60,000 shares of common stock (the “First Commitment Shares”) as commitment fee and shall issue 165,000 shares of common stock (the “Second Commitment Shares”) issued as a returnable commitment fee, accordingly, the Company deems the Second Commitment Shares as unissued for accounting purposes and; (iii) issued warrant to purchase up to 60,000 shares of common stock (the “May 2021 Warrant I”, and together with the May 2021 SPA I and the May 2021 Note I, the “May 2021 Agreements I”). The 60,000 shares of common stock and 60,000 warrant issued were valued at $26,824 and $9,767, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $26,700, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note I matures on May 10, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date; in an event of default, the interest rate shall increase to 16% per annum. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $15,667 due on the first day of each month, beginning August 9, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note I at any time or times on or after the occurrence of an event of default. The May 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The May 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the ten months ended October 31, 2021, the Company paid $41,159 of principal and $5,842 of accrued interest. As of October 31, 2021, the May 2021 Note I had outstanding principal and accrued interest of $90,841 and $0, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

May 2021 Note II

On May 28, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $285,000 (the “May 2021 Note II”) with the Company receiving $250,000 in net proceeds, net of $28,500 of OID and $6,500 of legal fees; (ii) issued 150,000 shares of common stock (the “Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 150,000 shares of common stock (the “May 2021 Warrant II”, and together with the May 2021 SPA II and the May 2021 Note II, the “May 2021Agreements II”). The 150,000 shares of common stock and 150,000 warrant issued were valued at $69,583 and $30,326, respectively, using the relative fair value method, all recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note II matures on May 26, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $31,350 due on the first day of each month, beginning August 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note II at any time or times on or after the occurrence of an event of default. The May 2021 Note II is convertible at a conversion price of $0.70 (“Conversion Price”). The May 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the ten months ended October 31, 2021, the Company paid $48,219 of principal and $14,481 of accrued interest. As of October 31, 2021, the May 2021 Note II had outstanding principal and accrued interest of $236,781 and $3,069, respectively.

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

September 2021 Financings

September 2021 Note I

On September 1, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $110,000 (the “September 2021 Note I”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID; (ii) issued 50,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 50,000 shares of common stock (the “September 2021 Warrant I”, and together with the September 2021 SPA I and the September 2021 Note I, the “September 2021 Agreements I”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,877 and $9,493, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the nine-month term of the note. The September 2021 Note I matures on June 1, 2022 and a one-time OID charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $13,444 due on the first day of each month, beginning October 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the September 2021 Note I at any time or times on or after the occurrence of an event of default. The September 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of October 31, 2021, the September 2021 Note I had outstanding principal and accrued interest of $110,000 and $3,366, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

September 2021 Note II

On September 8, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $250,000 (the “September 2021 Note II”) with the Company receiving $218,250 in net proceeds, net of $25,000 of OID and $6,750 of legal fees; (ii) issued 114,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 114,000 shares of common stock (the “September 2021 Warrant II”, and together with the September 2021 SPA II and the September 2021 Note II, the “September 2021 Agreements II”). The 114,000 shares of common stock and 114,000 warrant issued were valued at $59,468 and $21,004, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the twelve-month term of the note. The September 2021 Note II matures on August 1, 2022 and 10% of OID was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $30,556 due on the first day of each month, beginning December 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the September 2021 Note II at any time or times on or after the occurrence of an event of default. The September 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. As of October 31, 2021, the September 2021 Note II had outstanding principal and accrued interest of $250,000 and $5,557, respectively.

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

During the ten months ended October 31, 2021, the fair value of the stock warrants issued with the convertible notes payable was estimated at issuance using the Monte Carlo Valuation Model with the following assumptions:

October 31, 2021
Dividend rate	—%
Term	2.5 years
Volatility	60% to 70%
Risk—free interest rate	0.14 to 0.24%

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Commitment Share True-Up Provision

The Amended December Note I, Amended January Note I, January Note II, March Financings, April 2021 Financing and May 2021 Note I (collectively as “Notes”), as discussed above, included a Commitment Share True-Up provision whereby if during the period beginning on the six-month anniversary of the date of the closing date and ending on the later of (i) the maturity date, or (ii) the date on which the Notes, is fully satisfied and cancelled (the “True-Up Period”), the then lowest traded price of the Company’s common stock (“Common Stock”) for any Trading Day within the True-Up Period (“Subsequent Share Price”), as reported on the Company’s principal market, is less than the closing price of the Company’s common stock on the closing date of each Note, then the Company shall, within three (3) trading days of holder’s provision of written notice in (“True-Up Notice”), issue and deliver to the holder an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to (X) the quotient of the Commitment Value (as defined below) divided by the Subsequent Share Price, multiplied by 1.5, less (Y) the Commitment Shares. The “Commitment Value” shall mean the product of the Commitment Shares multiplied by the closing price of the Company’s common stock on the Closing Date of each Note. Any additional shares of Common Stock issuable as defined in the Notes (“True-up Shares”), if required to be issued shall be issued provided however, that in no event shall the holder be entitled to receive shares of common stock in excess of the amount that would result in beneficial ownership by the holder and its affiliates of 4.99% of the outstanding shares of Common Stock at that time. For purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The Company shall at all times reserve shares of its Common Stock for Holder in an amount equal to 300% multiplied by (X) the quotient of the Commitment Value divided by the lowest traded price of the Common Stock during the five Trading Days immediately preceding the respective date of calculation, multiplied by 1.5, less (Y) the Original Shares. At the inception of the respective Notes, the value of the true-up shares is based on a fixed monetary amount known at inception to be settled with a variable number of shares if triggered which reflects stock settled debt. Therefore, the Commitment Share True-up had an aggregate fixed monetary value of $209,688 which is reflected as liability to be settled with common stock in the accompanying consolidated balance sheets.

Derivative Liabilities Pursuant to Convertible Notes

In connection with the issuance of the January 2021 Financings, March 2021 Financings, April 2021 Financing and May 2021 Financings, and September 2021 Financings (collectively referred to as “Notes”), the Company determined that the terms of the Notes contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon an event of default, which includes events not within the control of the Company. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Monte Carlo valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the ten months ended October 31, 2021, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $223,358 was recorded as derivative liabilities and debt discount.

Additionally, in connection with the Notes, the Company issued an aggregate of 853,385 shares of common stock and an aggregate of 824,000 warrants as commitment fees (see Note 12). The Company also issued additional 133,250 warrants as commitment fees (see Note 12), in connection with a debt modification of the December Note II and January Note I. The common stocks and warrants issued during the ten months ended October 31, 2021 were valued, in aggregate, at $575,480 using the relative fair value method and recorded as debt discount to be amortized over the term of the Notes.

At October 31, 2021, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $289,874 for the ten months ended October 31, 2021.

During the ten months ended October 31, 2021, the fair value of the derivative liabilities was estimated at issuance and at October 31, 2021, using the Monte Carlo Valuation Model with the following assumptions (see Note 2):

October 31, 2021
Dividend rate	—%
Term (in years)	0.33 to 0.84
Volatility	90%
Risk—free interest rate	0.04 to 0.11%
Default probability	25%

For the ten months ended October 31, 2021, amortization of debt discounts related to the convertible notes amounted to $1,012,554, included as interest expense on the accompanying consolidated statements of operations. At October 31, 2021 and December 31, 2020 the unamortized debt discount was $510,438 and $305,524, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

NOTE 6 – NOTE PAYABLE – IN DEFAULT

On July 3, 2015, the Company entered into a promissory note payable with a principal amount of $33,000. The note bore interest at a rate of 5% per year and had a maturity date of September 1, 2016. During the year ended December 31, 2018, the Company repaid $18,000 of outstanding principal. During the year ended December 31, 2020, the Company paid the outstanding principal balance of the note payable in full which amounted to $3,738. As of December 31, 2020, the note payable had no outstanding balance.

NOTE 7 - NOTES PAYABLE

Notes payable is summarized below:

	October 31, 2021	December 31, 2020
Principal amount	306,900	171,612
Less: current portion	(15,361)	(20,068)
Notes payable - long term portion	$291,539	$151,544

Minimum principal payments under notes payable are as follows:

Year ended October 31, 2022	$15,620
Year ended October 31, 2023	6,369
Year ended October 31, 2024	6,608
Year ended October 31, 2025	6,859
Thereafter	271,444
Total principal payments	$306,900

Paycheck Protection Program Loan

On April 8, 2020, the Company received federal funding in the amount of $14,612 through the Paycheck Protection Program (the “PPP”) of the CARES Act, administered by the U.S. Small Business Administration (“SBA”). The PPP note bears an interest rate 0.98% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing six months after the effective date of the PPP note, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the lender and the Company. The PPP note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the lender, or breaching the terms of the PPP note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP note. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. On April 28, 2021, the SBA authorized forgiveness of the outstanding principal balance of $14,612 and $142 of accrued interest payable of the Company’s PPP loan which has been recorded as a gain on debt forgiveness in the accompanying consolidated statements of operations. As of October 31, 2021, the PPP note had no outstanding balance.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Economic Injury Disaster Loan

On May 20, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $149,900, net of $100 processing fee, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments in the amount of $731, including principal and interest, are due monthly beginning May 20, 2021 (twelve months from the date of the SBA Note). The balance of principal and interest is payable thirty years from the date of the SBA Note. As of October 31, 2021, the SBA Note had an outstanding principal balance of $149,900 and $8,152 of accrued interest, reflected in the accompanying consolidated balance sheets under accrued expense and other liabilities.

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of October 31, 2021, the SBA Note had an outstanding principal balance of $150,000 and accrued interest of $7,721, reflected in the accompanying consolidated balance sheets under accrued expense and other liabilities.

On June 26, 2020, in connection SBA Loan Agreement, the Company received a grant that does not have to be repaid, in the amount of $5,000 which was recorded as other income in the accompanying consolidated statements of operations.

November Note Payable

On November 12, 2020, the Company entered into a Note Agreement with an investor for the sale of the Company’s note (the “Note”). Pursuant to the terms provided for in the Note Agreement, the Company issued to the investor a Note and the Company received proceeds in the amount of $7,000. The Note bears an interest of 5% per annum and matures on November 12, 2021. The Company may prepay all or any portion of the interest and the unpaid principal balance of this Note at any time, or from time to time, without penalty or premium. As of October 31, 2021, the Note had an outstanding principal balance of $7,000 and accrued interest of $338, reflected in the accompanying consolidated balance sheets under accrued expense and other liabilities.

NOTE 8 – ADVANCE PAYABLE

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

On August 5, 2020, the Company entered into a capital advance agreement (the “Third Advance Agreement”) with Shopify. Under the terms of the Third Advance Agreement, the Company has received $49,000 of principal and will repay $55,370 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. In 2020, the Company paid $47,328 of the principal balance and the advance had an outstanding balance $1,672. During the ten months ended October 31, 2021, the Company paid the advance in full and there was no balance outstanding as of October 31, 2021.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

On November 17, 2020, the Company entered into a capital advance agreement (the “Fourth Advance Agreement”) with Shopify. Under the terms of the Fourth Advance Agreement, the Company has received $63,000 of principal and will repay $71,190 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. As of December 31, 2020, the advance had outstanding principal balance of $63,000. During the ten months ended October 31, 2021, the Company paid the advance in full and there was no balance outstanding as of October 31, 2021.

On December 10, 2020, the Company entered into a working capital agreement (the “First PayPal Advance Agreement”) with PayPal. Under the terms of the Fifth Advance Agreement, the Company received net proceeds of $17,000, net of $1,840 loan fee for a total principal amount of $18,840. and will repay the principal and by remitting The Company shall pay a minimum payment every 90-days beginning at the end of the Cancellation Period and ending when the Total Payment Amount has been delivered to Lender. The minimum payment is due in each 90-day period, irrespective of the amount paid in any previous 90-day period. The minimum payment is 5% of the principal amount for loans expected to be repaid in 12 months or more and 10% of the principal amount for loans expected to be repaid in less than 12 months (based on the Company’s account history). In 2020, the Company paid $5,015 of principal balance and the advance had an outstanding balance of $13,825 as of December 31, 2020. During the ten months ended October 31, 2021, the Company paid the advance in full and there was no balance outstanding as of October 31, 2021.

On March 29, 2021, the Company entered into a capital advance agreement (the “Fifth Advance Agreement”) with Shopify. Under the terms of the Fifth Advance Agreement, the Company has received $23,000 of principal and will repay $25,990 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the ten months ended October 31, 2021, the Company paid the advance in full and there was no balance outstanding as of October 31, 2021.

On March 30, 2021, the Company closed a Revenue Share Agreement (“Agreement”) with a lender pursuant to which the Company agreed to sell, assign and transfer to the lender and the lender agreed to purchase from the Company, all of the Company’s right, title and interest in its future receivables amounting to $74,200 (“Specified Amount”) and $70,000 (“Purchase Price” or “Advance”) of this amount shall be made available to the Company. Pursuant to the Agreement, prior to the lender making the amount of the Advance available for use (even if the Company choose not to spend any or all of the Advance); (a) the Company will deliver, and will cause to be delivered, on each day to the lender, 20% of future receivables and 25% of future receivables after the 121st day from and including the closing date (“Applicable Percentage”) until the lender receive the specified Amount and; (b) the Company acknowledge that good, sufficient and valuable consideration has been received. The Company will only use the Advance for the purchase of products or services necessary to operate its business as defined in the Agreement. On April 1, 2021, an advance of $74,200 of which $70,000 was made available to the Company and $4,200 OID was charged to interest expense. During the ten months ended October 31, 2021, the Company paid the advance in full and there was no balance outstanding as of October 31, 2021.

On July 9, 2021, the Company entered into a capital advance agreement (the “Sixth Advance Agreement”) with Shopify. Under the terms of the Sixth Advance Agreement, the Company has received $95,000 of principal and will repay $107,350 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the ten months ended October 31, 2021, the Company paid $27,056 of the outstanding balance. The advance had $67,945 of outstanding balance as of September 30, 2021, reflected as advance payable on the accompanying consolidated balance sheets.

On August 31, 2021, the Company entered into a capital advance agreement (the “Seventh Advance Agreement”) with Shopify. Under the terms of the Seventh Advance Agreement, the Company has received $34,000 of principal and will repay $38,420 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The advance has an outstanding balance of $34,000 as of September 30, 2021, reflected as advance payable on the accompanying consolidated balance sheets.

On September 1, 2021, the Company entered into a capital advance agreement (the “First Liberty Advance Agreement”) with Liberty Funding. Under the terms of the First Liberty Advance Agreement, the Company has received $110,000 of principal and will repay $132,000 by making weekly installments of $5,500 until the advance is repaid in full. During the ten months ended October 31, 2021, the Company paid the advance in full and there was no balance outstanding as of October 31, 2021.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

NOTE 9 – LEASE LIABILITIES

Operating Lease Right-of-Use (“ROU”) Asset and Operating Lease Liabilities

On July 6, 2021, the Company acquired Model Meals (see Note 3), which had a lease agreement for its facility in Santa Ana, California which expired in December 2021 (see Note 16) and had remaining operating right-of-use asset and liability of $76,136 and $79,054, respectively. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of $14,140 for the remainder of the lease term.

June 1, 2021, the Company entered into a lease agreement, effective July 13, 2021, for its facility in Pembroke Pine, Florida. The lease is for a period of 36 months commencing in July 2021 and expiring in July 2024. Pursuant to the lease agreement, the Company shall pay a monthly base rent of; (i) $8,062 in the first year; (ii) $8,465 in the second year and; (iii) $8,888 in the third year.

For the ten months ended October 31, 2021, total rent expense amounted to $154,078 which is included in general and administrative expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the operating lease liabilities was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

Operating right-of-use (“Operating ROU”) asset is summarized below:

October 31, 2021
Operating ROU assets	$336,614
Less accumulated amortization	(68,105)
Balance of Operating ROU assets, net	$268,509

Operating lease liabilities related to the Operating ROU assets is summarized below:

October 31, 2021
Operating lease liabilities	$339,532
Total operating lease liabilities	339,532
Reduction of operating lease liabilities	(71,178)
Total	268,354
Less: short term portion	(101,431)
Long term portion	$166,923

Future minimum operating lease payments under the operating lease agreements at October 31, 2021 are as follows:

Year	Amount
Year ending October 31, 2022	$122,402
Year ending October 31, 2023	102,849
Year ending October 31, 2024	79,991
Total minimum non-cancelable operating lease payments	305,242
Less: discount to fair value	(36,888)
Total operating lease liabilities at October 31, 2021	$268,354

Financing Lease Right-of-Use (“ROU”) Assets and Financing Lease Liability

On July 13, 2021, the Company entered into a financing agreement with a lessor for the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $6,500 for a period of 36 months commencing in August 2021 through August 2024. The monthly payment shall consist of $6,000 cash and $500 in gift card allowance, reflected in the accompanying balance sheet under accrued expense and other liabilities. At the effective date of the financing agreement, the Company recorded a financing lease payable of $200,509.

The significant assumption used to determine the present value of the financing lease liability was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Financing right-of-use (“Financing ROU”) asset is summarized below:

October 31, 2021
Financing ROU assets	$200,509
Less accumulated depreciation	(19,494)
Balance of financing ROU assets, net	$181,015

For the ten months ended October 31, 2021, depreciation expense related to Financing ROU assets amounted to $19,494.

Financing lease liability related to the Financing ROU assets is summarized below:

October 31, 2021
Financing lease payables for equipment	$200,509
Total financing lease payables	200,509
Reduction of financing lease liability	(13,650)
Total	186,859
Less: short term portion	(62,210)
Long term portion	$124,649

Future minimum lease payments under the financing lease agreement at October 31, 2021 are as follows:

Year	Amount
Year ending October 31, 2022	$78,000
Year ending October 31, 2023	78,000
Year ending October 31, 2024	58,500
Total minimum non-cancelable financing lease payments	214,500
Less: discount to fair value	(27,641)
Total financing lease liabilities at October 31, 2021	$186,859

NOTE 10 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of October 31, 2021 and December 31, 2020 are summarized as follows:

	October 31, 2021	December 31, 2020
Beginning balance	$48,311	$10,365
Acquired gift card liability (see Note 3)	87,260	—
Sale and issuance of gift cards	186,749	99,322
Revenue from breakage	(60,515)	(17,114
Total gift card redemptions	(96,893)	(44,262)
Ending balance	$164,912	$48,311

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount incurred and paid to the related entity during the ten months ended October 31, 2021 was $153,165 and was $117,310 for the year ended December 31, 2020, which is included in cost of goods sold on the statement of operations. There were no amounts due to this related party for these services as of October 31, 2021 and December 31, 2020.

See disposal of the RTD Business with related party in Note 3 – Acquisition of Home Bistro Holdings and Disposal of the Discontinued Operations of the RTD Business.

See related party convertible note in Note 5 – March 2021 Note III – Related Party.

See consulting agreement in Note 14 – Consulting Agreement – Related Party

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

On September 14, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect a 1 for 31.993 reverse stock split of its common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, stock warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the reverse stock split (see Note 1).

Shares Authorized

On April 7, 2020, the Board of Directors of the Company approved the increase of the authorized shares of the common stock to 1,000,000,000 from 600,000,000 (see Note 1).

Common Stock and Warrants Issued Pursuant to Recapitalization

On April 20, 2020, in connection with the Exchange Agreement and Merger (see Note 3):

●	519,000 shares of Series A Preferred stock, were exchanged for aggregate of 1,325,151 shares of common stock and 2,730,425 of stock warrants. The 2,730,424 stock warrants issued are exercisable at $0.001 and expire on April 20, 2030. As of September 30, 2020, there were no outstanding shares of Series A Preferred stock.

●	250,000 shares of Series B Convertible Preferred stock owned by a former officer were cancelled on April 9, 2020 pursuant to a General Release Agreement and the remaining 250,000 shares of Series B Convertible Preferred stock remain issued and outstanding as of September 30, 2020.

●	2,250 and 250 of the Company’s shares of Series C Preferred stock, were exchanged for 351,639 of stock warrants and 39,071 shares of common stock, respectively, for an aggregate of 2,500 shares of Series C Preferred exchanged. The 351,639 stock warrants are exercisable at $0.001 and expire on April 20, 2030. As of September 30, 2020, there were no outstanding shares of Series C Preferred stock.

●	a lender converted $1,127,500 of outstanding convertible note balance into 881,052 of stock warrants, exercisable at $0.001 and expire on April 20, 2030.

●	2,500,000 shares of commons stock held by a stockholder were exchanged for 78,142 of stock warrants, exercisable at $0.001 and expire on April 20, 2030.

As a result, in connection with the Exchange Agreement and Merger (see Note 3), Gratitude Health, Inc is deemed to have issued a total of 250,000 shares of Series B Convertible Preferred stock, 1,899,094 shares of common stock, 60,368 stock options, 4,041,258 stock warrants which represent the outstanding preferred stock, common stock (issued and issuable), stock options and stock warrants of the Company on the date of the Merger.

●

On April 20, 2020, pursuant to the Merger (see Note 3), the Company issued 4,041,258 stock warrants with exercise price of $0.001 and expiration date of April 20, 2030, in exchange for certain outstanding shares of the Company’s common stock on the date of the Merger.

●	On April 20, 2020, pursuant to the Exchange Agreement (see Note 3), the Company issued 6,926,314 stock warrants with exercise price of $0.001 and expiration date of April 20, 2030 in exchange for certain outstanding common stock shares of Home Bistro on the date of the Merger.

Preferred Stock

As of October 31, 2021 and December 31, 2020, there were no outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (see above Common Stock and Warrants Issued Pursuant to Recapitalization).

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Common Stock

Common Stock for Commitment Fee with Convertible Notes Payable

●	In December 2020, the Company issued an aggregate of 119,535 shares of common stock valued at $38,263 using the relative fair value method to two non-affiliate investors as commitment fee in connection with the December 2020 Financings (see Note 5) which was recorded as debt discount which will be amortized over the life of the notes.

●	On January 12, 2021, the Company issued 29,385 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement (see Note 5), valued at $17,297 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On January 27, 2021, the Company issued 150,000 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement (see Note 5), valued at $85,981 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 22, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $6,949 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 29, 2021, the Company issued 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $24,504 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 50,000 shares of common stock to a related party investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $23,718 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $11,845 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 31, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $36,499 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On April 7, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $30,947 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 17, 2021, the Company granted 60,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $26,824 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 28, 2021, the Company granted 150,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $67,645 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On September 1, 2021, the Company granted 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $26,877 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On September 8, 2021, the Company granted 114,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $59,468 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Stock-Based Compensation

●	During the year ended December 31, 2020, the Company recorded stock-based compensation of $238,268 related to an aggregate of 4,000,577 shares of common stock issued to employees and various consultants, of which $102,332 was charged as compensation and related expenses, $124,219 as professional and consulting expenses and $11,717 as selling and marketing expenses in the accompanying consolidated statements of operations. The stock-based compensation was based on the fair value of common stock on the date of grant. In addition, the Company issued a warrant to purchase up to 300,000 shares of the Company’s common stock with grant date fair value of $360,000 for product development services pursuant to an agreement (see below under Warrants).

●	During the ten months ended October 31, 2021 and year ended December 31, 2020, the Company recorded stock-based compensation of $156,750 and $213,841, respectively, related to 125,000 shares of common stock issued to a director and executive pursuant to employment agreements (see Note 14) which was recorded as compensation and related expenses in the accompanying consolidated statements of operations. The stock-based compensation was based on the fair value of common stock on the date of grant. As of October 31, 2021 and December 31, 2020, there was no unamortized compensation expense related to these common stocks.

Common Stock Issued for Cash

●	During the year ended December 31, 2020, the Company issued an aggregate of 1,492 shares of common stock, to a related party for aggregate cash proceeds of $100,006.

●

During the ten months ended October 31, 2021, the Company issued an aggregate of 6,112,993 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $4,368,796, net of $215,949 of issuance costs.

Common Stock Issued for Services

●	During the year ended December 31, 2020, the Company recorded stock-based compensation of $238,268 related to an aggregate of 127,942,741 shares of common stock issued to employees and various consultants, of which $102,332 was charged as compensation and related expenses, $124,219 as professional and consulting expenses and $11,717 as selling and marketing expenses in the accompanying consolidated statements of operations. The stock-based compensation was based on the fair value of common stock on the date of grant.

●	On June 22, 2021, the Company issued 150,000 shares of common stock with fair value of $150,000 based on the fair value of common stock on the date of grant, pursuant to an agreement which was recorded as deferred compensation and is being amortized over the 2-year term of the agreement. During the ten months ended October 31, 2021, $28,125 of the deferred compensation was expensed as product development expense in the accompanying consolidated statements of operations. As of October 31, 2021, there was $121,875 of deferred compensation related to this agreement.

●	On July 22, 2021, the Company issued 150,000 shares of common stock with fair value of $172,500 based on the fair value of common stock on the date of grant, pursuant to an agreement which was recorded as deferred compensation and is being amortized over the term of the agreement. During the ten months ended October 31, 2021, $25,156 of the deferred compensation was expensed as product development expense in the accompanying consolidated statements of operations. As of October 31, 2021, there was $147,344 of deferred compensation related to this agreement.

●	On September 15, 2021, the Company issued 150,000 shares of common stock with fair value of $255,000 based on the fair value of common stock on the date of grant, pursuant to an agreement which was recorded as deferred compensation and is being amortized over the 2-year term of the agreement. During the ten months ended October 31, 2021, $15,938 of the deferred compensation was expensed as product development expense in the accompanying consolidated statements of operations. As of October 31, 2021, there was $239,063 of deferred compensation related to this agreement.

●

On October 20, 2021, the Company issued 100,000 shares of common stock with fair value of $132,000 based on the fair value of common stock on the date of grant, pursuant to a consulting agreement which was recorded as professional and consulting expenses in the accompanying consolidated statements of operations.

Common Stock Issued for Prepaid Services

●	On April 20, 2021, the Company issued an aggregate of 2,000,000 shares of common stock with an aggregate grant date fair value of $1,800,000 or $0.90 per share based on the market price of common stock on grant date, to two consultants pursuant to a consulting agreement (see Note 14). The fair value of the common stock was initially recorded in equity as deferred compensation which will be amortized over the twelve-month service period. During the ten months ended October 31, 2021, the Company amortized $1,050,00 of the deferred compensation which was charged to professional and consulting expense in the accompanying consolidated statements of operations. As of October 31, 2021, the deferred compensation related to this agreement was $750,000 which will be amortized over a period of five months.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Common Stock Issued Pursuant to Lock-Up & Leak Out Agreements

●	During the ten months ended October 31, 2021, the Company issued to several stockholders, an aggregate of 112,500 shares of common stock with fair value of $152,626 or an average per share price of $1.36, based on the market price of common stock on grant date, pursuant to a Lock-Up & Leak Out Agreement (see Note 14). The fair value of the common stock was initially recorded in equity as deferred compensation which is amortized over the lock up period of three-to-four-month period. During the ten months ended October 31, 2021, the Company amortized $36,688 of the deferred compensation and was recorded as interest expense in the accompanying consolidated statement of operations. As of October 31, 2021, the deferred compensation related to this agreement was $115,938 which will be amortized over a period of three months.

Cancellation of Common Stock Issuable

●	On April 20, 2020, in connection with the Exchange Agreement and Merger (see Note 3), 2,600,000 shares of common stock issuable at the closing of the acquisition were cancelled during the year ended December 31, 2020. As of December 31, 2020, the Company did not have any common stock issuable.

Common Stock Issued for Acquisition of Subsidiary

●	On July 6, 2021, the Company issued an aggregate of 2,008,310 shares of common stock with fair value of $2,028,393, based on the market price of common stock on date of acquisition, to members of Model Meals, LLC in exchange for 100% membership, pursuant to the Agreement and Plan of Merger (see Note 1 and Note 3).

Common Stock Issued for Asset Acquisition Transaction

●	On October 25, 2021, the Company issued: (i) 2,266,666 shares of common stock, with fair value of $2,969,334, based on the market price of common stock on date of issuance, to members of Homemade Meals, LLC as compensation to terminate an exclusivity and non-compete agreement in order to execute a license agreement with a celebrity which was recorded as product development expense in the accompanying consolidated statement of operations and (ii) 2,000,000 shares of common stock with fair value of $2,620,000, based on the market price of common stock, as consideration to a celebrity chef in connection with the execution of a License Agreement which was capitalized as an intangible asset and is being amortized over the three-year term (see Note 4).

Stock Options

A summary of the Company’s outstanding stock options as of October 31, 2021 and changes during the period ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance on December 31, 2019	—	$—	—	$—
Deemed issued in connection with the Company’s recapitalization (see Note 3)	60,638	$3.20	0.03	—
Balance on December 31, 2020	60,638	$3.20	0.03	$—
Expired	(60,638)	—	—	—
Balance on October 31, 2021	—	—	—	—

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Stock Warrants

Warrants Issued Pursuant to Recapitalization

●	On April 20, 2020, pursuant to the Merger (see Note 3), the Company issued warrants to purchase up to 4,041,258 shares of common stock with exercise price of $0.032 per share (in whole or in part) and expiration date of April 20, 2030 (see above Common Stocks and Warrants Issued Pursuant to Recapitalization), in exchange for certain outstanding shares of the Company’s common stock on the date of the Merger.

●	On April 20, 2020, pursuant to the Exchange Agreement (see Note 3), the Company issued warrants to purchase up to 6,926,314 shares of common stock with an exercise price of $0.032 per share (in whole or in part) and expiration date of April 20, 2030 in exchange for certain outstanding common stock shares of Home Bistro Holdings on the date of the Merger, of which the Company had received $100,005 in total proceeds prior to the Merger in exchange for shares of Home Bistro Holdings common stock.

Warrants Issued Pursuant to an Employment Agreement

●	On October 1, 2021, the Company issued warrants to purchase up to 2,000,000 shares of the Company’s common stock to a am executive in connection with an employment agreement (see Note 14). This warrant is exercisable, in whole or in part, upon issuance at $0.001 per share, and expires on October 1, 2026. These warrants have a grant date fair value of $2,714,971, recorded as compensation and related expenses on the accompanying consolidated statements of operations.

Warrants Issued for Professional Services

●	On September 22, 2020, the Company issued a warrant to purchase up to 300,000 shares of the Company’s common stock to a third-party entity in connection with the Joint Product Development and Distribution Agreement (see Note 14). This warrant is exercisable, in whole or in part, upon issuance at $0.001 per share, and expires on September 22, 2030. This warrant has a grant date fair value of $360,000 recorded at issuance as product development expense on the consolidated statements of operations.

●	On December 18, 2020, the Company issued warrants to purchase up to 10,640 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.27 per share, and expires on December 18, 2025. These warrants have a grant date fair value of $11,471, recorded as professional and consulting expenses on the consolidated statements of operations.

●	On April 24, 2021, the Company issued warrants to purchase up to 5,435 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.10 per share, and expires on April 24, 2026. These warrants have a grant date fair value of $1,419, recorded as professional and consulting expenses on the consolidated statements of operations.

●	On May 17, 2021, the Company issued warrants to purchase up to 1,920 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $2.50 per share, and expires on May 17, 2026. These warrants have a grant date fair value of $286, recorded as professional and consulting expenses on the consolidated statements of operations.

●	On September 10, 2021, the Company issued warrants to purchase up to 2,250 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $3.00 per share, and expires on May 17, 2026. These warrants have a grant date fair value of $751, recorded as professional and consulting expenses on the consolidated statements of operations.

●	On October 1, 2021, the Company issued warrants to purchase up to 500,000 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $0.001 per share, and expires on October 1, 2026. These warrants have a grant date fair value of $678,253, recorded as professional and consulting expenses on the consolidated statements of operations.

●	On October 1, 2021, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock to a related-party entity in connection with a consulting agreement (see Note 14). This warrant is exercisable, in whole or in part, upon issuance at $0.001 per share, and expires on October 1, 2026. These warrants have a grant date fair value of $1,356,507, recorded as professional and consulting expenses - related party on the consolidated statements of operations.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Warrants Issued for Commitment Fee with Convertible Notes Payable

●	On January 27, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $31,821 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 22, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $1,346 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 25, 2021, the Company issued warrant to purchase up to 78,250 shares of common to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $4,744 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $8,350 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a related party investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $7,924 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 30, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $3,957 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $12,352 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 55,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $6,173 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On April 7, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $9,669 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On May 17, 2021, the Company issued a warrant to purchase up to 60,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $9,767 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

●	On May 28, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $30,326 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $1.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On September 1, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $9,493 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On September 8, 2021, the Company issued a warrant to purchase up to 114,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $21,004 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

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

Dividend rate	—%
Term (in years)	2.5 to 5 years
Volatility	69%
Risk-free interest rate	0.14% to 0.27%

A summary of the Company’s outstanding stock warrants as of October 31, 2021 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2019	—	$—	—
Deemed issued in connection with the Company’s recapitalization (see Note 3)	4,041,258	0.032	9.3
Issued pursuant to Exchange Agreement (see Note 3)	6,926,314	0.032	9.3
Granted	310,640	0.044	9.6
Balance on December 31, 2020	11,278,212	0.032	9.3
Issued as commitment fee pursuant to convertible debt (see Note 5)	957,250	2.308	4.4
Granted	3,509,605	0.001	4.9
Stock warrants exercisable on October 31, 2021	15,745,076	$0.167	7.4
Weighted average fair value of stock warrants granted during the period		$1.08

The exercisable stock warrants had an intrinsic value of $18,104,799 on October 31, 2021.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

NOTE 13 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on October 31, 2021 and December 31, 2020 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the ten-months ended October 31, 2021 and the year ended December 31, 2020 are as follow:

	Ten-Months Ended October 31, 2021	Year Ended December 31, 2020
Income tax benefit at U.S. statutory rate of 21%	$(2,688,478)	$(260,749)
Income tax benefit – state	(999,858)	(108,025)
Non-deductible expenses	2,837,058	223,929
Change in tax rate – state from 8.7% to 7.8%	36,281	—
Change in valuation allowance	814,997	144,845
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset as of October 31, 2021 and December 31, 2020 was as follow:

	Ten-Months Ended October 31, 2021	Year Ended December 31, 2020
Net operating loss carryforward	$2,025,694	$1,210,697
Total deferred tax asset	2,025,694	1,210,697
Less: valuation allowance	(2,025,694)	(1,210,697)
Net deferred tax asset	$—	$—

The gross operating loss carryforward available to the Company was $7,031,218 at October 31, 2021. The Company provided a full valuation allowance equal to the net deferred income tax asset as of October 31, 2021 and December 31, 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to annual limitations as a result of ownership or business changes that occurred prior to 2021 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards.

The increase in the valuation allowance was $851,278 in 2021. The total net loss carryforward on October 31, 2021 is $2,025,694. The potential tax benefit arising from the net operating loss carryforward of $1,055,538 generated prior to January 1, 2018 will expire in 2033. The potential tax benefit arising from the net operating loss carryforward of $970,156 generated from January 1, 2018 thereon can be carried forward indefinitely within the annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2019 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On October 1, 2021, the Company entered into an employment agreement (the “Employment Agreement”) with Zalmi Scher Duchman to serve as the Company’s Chief Executive Officer. The Employment Agreement has a term of three years (“Term”) from the effective date and provides for (i) an annual salary of $120,000 and (ii) a one-time warrant grant of 2,000,000 shares of common stock, with grant a date fair value of $2,714,971 (see Note 12), which vested upon issuance, exercisable at $0.001 and expires on October 1, 2026. Mr. Duchman is entitled to vacation, sick and holiday pay and other benefits, in accordance with the Company’s policies established and in effect from time to time. The Company may terminate the Mr. Duchman for cause (as defined in Employment Agreement) by giving Mr. Duchman written notice approved by the Board of Directors (“Board”) of such termination, such notice (i) to state in detail the particular act or acts or failure or failures to act that constitute the grounds on which the proposed termination for cause is based and (ii) to be given within six months of the Board learning of such act or acts or failure or failures to act. The Employment Agreement may be terminated at Board’s discretion during the Term, provided that if Mr. Duchman is terminated without cause, the Company shall pay to Mr. Duchman an amount calculated by multiplying Mr. Duchman monthly salary, at the time of such termination, times the number of months remaining in the Term.

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. The former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. As of October 31, 2021 and December 31, 2020, the balance remaining due on this obligation were $22,900 and $26,400, respectively, included in accounts payable on the accompanying consolidated balance sheets.

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement also referred to herein as Market Period. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars also referred to herein as Total Investment in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying consolidated balance sheets as common stock repurchase obligation, and reduction of additional paid in capital upon entering the Put Option Agreement. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. During the ten months ended October 31, 2021, the Company re-assessed the repurchase obligation and pursuant to the agreement recorded a reduction of $681,726 for net proceeds realized by the stockholder on sale of Company common stock which was reclassified to additional paid in capital. As of October 31, 2021 and December 31, 2020, the Company had $0.6 and $1.3 million of common stock repurchase obligation outstanding, respectively.

Joint Product Development and Distribution Agreements

Corlich Enterprises, Inc

On September 22, 2020, the Company and Corlich Enterprises, Inc., a New Jersey corporation (“Corlich”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date, pursuant to which, among other things, Corlich agreed to provide certain commercial services (the “Services”) of Cat Cora, an American professional chef, in order for the Company and Corlich to collaboratively develop a brand of meals (the “Cat Cora Meals”). In consideration for the Services, the Company agreed to (i) pay Corlich a royalty on net revenues generated from (A) the Cat Cora Meals, and (B) Home Bistro and Prime Chop brand orders where a dedicated code is used at purchase, and (ii) issue a warrant to purchase up to 300,000 shares of common stock (see Note 12). The Development Agreement has a three-year term, unless sooner terminated pursuant to its terms.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty (“GMR”) payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. The GMR is expensed to cost of sales over the term of the Development Agreement. During the ten months ended October 31, 2021, the Company paid an aggregate of $78,260. During the ten months period ended October 31, 2021 and year ended December 31, 2021, the Company recognized GMR expense of $113,753 and $36,403, respectively. As of October 31, 2021 and December 31, 2020, a total of $71,896 and $36,403 of accrued royalty fee, respectively, was reflected under accrued expense and other liabilities in the accompanying consolidated balance sheets.

Hungry Fan Brand, LLC

On February 18, 2021, the Company and Hungry Fan Brand, LLC (“Hungry Fan”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date. The Development Agreement shall remain in effect for twelve months from the effective. Pursuant to the Development Agreement, the Parties shall jointly contribute and be responsible for the development of the Hungry Fan Meals, under the terms and conditions of the Development Agreement.

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Hungry Fan a guaranteed minimum compensation of $24,000 over twelve months (the “GMC”), to be paid in installments of $2,000 per month, by the 10th business day of the following month in which the Hungry Fan Commission was earned. The Parties agree that the Hungry Fan Royalty shall be credited against the Guarantee received to date. As of October 31, 2021, $1,000 of accrued royalty fee was reflected under accrued expense and other liabilities in the accompanying consolidated balance sheet.

Red Velvet XOXO, LLC

On March 19, 2021, the Company and Red Velvet XOXO LLC, a New York corporation (“Red Velvet”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date. The Development Agreement shall remain in effect for twelve months from the effective date unless sooner terminated as defined in the Development Agreement, or unless extended by mutual agreement of the Parties. Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of desserts, marketed and sold exclusively utilizing Red Velvet’s recipes (the “Red Velvet Desserts”) under the Home Bistro label, under the terms and conditions of the Development Agreement.

For the use of Red Velvet Desserts and all associated intellectual property for the benefit of the Red Velvet Desserts, Bistro shall pay to Red Velvet the following: (i) 10% of all Net Revenue generated from the sale of the Red Velvet Desserts (the “Velvet Desserts Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Red Velvet Desserts less discounts and returns. The Velvet Desserts Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Red Velvet Desserts dedicated code was used at the time of purchase (“Velvet Desserts Commission”). The Velvet Desserts Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Commission was earned. During the ten months ended October 31, 2021, Red Velvet earned $198 of royalty fees pursuant to terms of the Development Agreement. As of October 31, 2021, $198 of accrued royalty fee was reflected under accrued expense and other liabilities in the accompanying consolidated balance sheet.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Chef Roblé & Co.

On April 13, 2021, the Company and Roblé Ali (“Roblé”), celebrity chef and reality TV personality “Chef Roblé & Co.” (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”), effective the same date. The Development Agreement shall remain in effect for two years from the effective date. Pursuant to the Development Agreement, the Parties shall jointly contribute and be responsible for the development of the Roblé Meals, under the terms and conditions of the Development Agreement.

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Roblé a guaranteed minimum compensation of $36,000 for twelve months (the “GMC”) as follows: (i) $9,000 upon the Company’s receipt and approval of all recipes submitted by Roblé; (ii) $9,000 upon the commencement of selling of the Roblé Meals (“Selling Date”); (iii) $3,000 per month for a period of six months, commencing the month immediately following the Selling Date. The total aggregate compensation paid to Roblé shall be reduced by the GMC. During the ten months ended October 31, 2021, the first condition has been satisfied by both parties and the Company paid $9,000 the GMC. As of October 31, 2021, there were no accrued GMC.

Claudia Cocina LLC

On June 22, 2021, the Company and Claudia Cocina LLC (f/s/o Claudia Sandoval), a California limited liability company (“Claudia Cocina”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CS Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement is effective upon signature and shall remain in effect from the first date on which the CS Meals are commercially launched (the “Launch Date”) until the last day of the month that is one year from the Launch Date (the “Initial Term”). The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) (the Initial Term and the Renewal Term, individually and together, (the “Term”) upon mutual written consent, which consent must be provided no later than sixty days prior to the end of the current Term. The Renewal Term shall be on the same terms and conditions as provided herein for the Initial Term, except that the Guaranteed Minimum Sales and the Guaranteed Minimum Royalties (“GMR”) payable during the Renewal Term shall be mutually agreed to between the Parties. The Company issued 150,000 shares of common stock with grant date fair value of $150,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement (see Note 12) and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $150,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the ten months ended October 31, 2021, the Company expensed $28,125 of the deferred compensation as product development expense in the accompanying consolidated statement of operations. As of October 31, 2021, there was $121,875 of deferred compensation related to this Development Agreement.

Claudia Cocina shall receive 10% royalties on all Net Revenues (“Royalty”) generated from the sale of: (i) CS Meals; and (ii) Home Bistro and Prime Chop brand orders in which a CS dedicated code was used at the time of purchase, in accordance with the Royalty Schedule set forth in the Development Agreement. For the purpose of this Development Agreement “Net Revenue” shall be defined as gross sales of products less actual returns and refunds, which returns and refunds shall not exceed eight percent (8%) of such gross sales. In addition, the GMR for the Term shall be at least $36,000 per year in the aggregate, payable monthly at the rate of $3,000 per month or 10% of gross sales, whichever is higher for the month. The Company agrees that Royalty payments may only be credited to the year to which such payments apply (i.e., Royalty payments paid to Claudia Cocina during the first twelve months of the Agreement can only offset the GMR of the first twelve months, and not the subsequent 12-month period GMR). Payments made during any year during the Term, which are in excess of the GMR payments for the applicable year may not be credited towards another year. All GMR payments hereunder are non-refundable and are due upon the first CS Meals being launched which did not occur by October 31, 2021. As October 31, 2021, there were no payments accrued or paid under the Development Agreement.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Chef Richard Blais

On July 22, 2021 (“Effective Date”), the Company and Trail Blais, LLC (f/s/o Chef Richard Blais), celebrity chef and reality TV personality (“Chef Richard Blais”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“Blais Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is one-year from the Effective Date (“Term”), ending no later than July 30, 2022. The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the Blais Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, The Company shall use best efforts to cease the distribution of all Blais Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Renewal Term shall be negotiated in good faith within ninety days of the end of the Term. The Company issued 150,000 shares of common stock with grant date fair value of $172,500 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement (see Note 12) and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $172,500 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the ten months ended October 31, 2021, the Company expensed $25,156 of the deferred compensation as product development expense in the accompanying consolidated statement of operations. As of October 31, 2021, there was $147,344 of deferred compensation related to this Development Agreement.

For the use of Chef Richard Blais and all associated intellectual property for the benefit of the Blais Meals, the Company shall pay to Blais the following: (i) 10% of all net revenue generated from the sale of Blais Meals (the “Blais Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Blais Meals less discounts and returns. The Blais Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Blais Royalty was earned; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Blais Dedicated Code was used at the time of purchase (“Blais Commission”). The Blais Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Blais Commission was earned and; (iii) Guaranteed Minimum Royalty. Subject to the terms and conditions of the Development Agreement, the Company shall pay to Chef Richard Blais a guaranteed minimum compensation of $75,000 for each twelve-month period the Development Agreement is in effect (“GMC”) payable monthly at the rate of $6,250 per month, beginning on the earlier of the launch of Blais Meals or ninety days after the execution of this Development Agreement. During the ten months ended October 31, 2021, there were no payments made under the Development Agreement and the royalty expenses was not significant.

Perfect Athlete LLC

On September 15, 2021 (“Effective Date”), the Company and Perfecting Athletes, LLC (“PA” or “Perfecting Athletes”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“PA Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-years from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the PA Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, The Company shall use best efforts to cease the distribution of all PA Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 150,000 shares of common stock with grant date fair value of $172,500 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement (see Note 12) and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $255,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the ten months ended October 31, 2021, the Company expensed $15,938 of the deferred compensation as product development expense in the accompanying consolidated statement of operations. As of October 31, 2021, there was $239,063 of deferred compensation related to this Development Agreement.

For the use of Perfecting Athletes and all associated intellectual property for the benefit of the PA Meals, the Company shall pay to Perfecting Athletes the following: (i) 10% of all net revenue generated from the sale of PA Meals (the “PA Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on PA Meals less discounts and returns. The PA Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the PA Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a PA Dedicated Code was used at the time of purchase (“PA Commission”). The PA Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the PA Commission was earned. During the ten months ended October 31, 2021, there were no payments made under the Development Agreement.

Consulting Agreements

On April 1, 2021, the Company and Redstone Communications, LLC (“Redstone”) (collectively as “Parties”) entered into an agreement to provide strategic consulting services (“Agreement”). The Agreement shall remain in effect for twelve months from the effective date of April 1, 2021 until March 31, 2022. Pursuant to the Agreement, Redstone shall be paid, in cash, a monthly fee of $10,000 over the twelve months service period and received 2,000,000 shares of common stock with grant date fair value of $1,800,000 as compensation, which was recorded as deferred compensation in the accompanying consolidated balance sheet and amortized over the twelve months service period (see Note 12). During the ten months ended October 31, 2021, the Company amortized $1,050,000 of the deferred compensation and was recorded as professional and consulting expense in the accompanying consolidated statement of operations. As of October 31, 2021, the deferred compensation related to this Agreement was $750,000 which will be expensed over a period of five months.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

On September 10, 2021, the Company and Bench International, LLC (“Bench International”) (collectively as “Parties”) entered into an agreement to marketing consulting services (“Agreement”). The Agreement shall remain in effect for twelve months from the effective date of September 10, 2021. Pursuant to the Agreement, Bench International shall be paid, in cash, and aggregate amount of $350,000 to be paid in seven monthly installments of $50,000 beginning September 2021 until March 2022. During the ten months ended October 31, 2021, the Company paid an aggregate amount of $100,000. During the ten months ended October 31, 2021, the Company recognized $58,333 of expense related to this Agreement and recorded as selling and marketing expenses in the accompanying consolidated statement of operations. As of October 31, 2021, the prepaid expense related to this Agreement was $41,667.

On October 1, 2021, the Company and a consultant (collectively as “Parties”) entered into a consulting agreement which shall remain in effect until April 1, 2022, unless sooner terminated as provided in the agreement, or unless extended by agreement of the Parties. Pursuant to the agreement, the Company issued warrants to purchase 500,000 of common stock (“Warrant”) with a grant date fair value of $678,253 for services rendered (see Note 12) and was recorded as professional and consulting expenses in the accompanying consolidated statement of operations. The Warrant vested upon issuance, has an exercise price of $0.001 and expiration date of October 1, 2026. In addition, the consultant shall receive $3,000 per month, payable in cash on the first of each month commencing on the effective date.

Consulting Agreement – Related Party

On October 1, 2021, the Company and Michael Novielli through Dutchess Capital Partners, LLC (“Dutchess Capital”) (collectively as “Parties”) entered into a consulting agreement which shall remain in effect until April 1, 2022 unless sooner terminated as provided in the agreement, or unless extended by agreement of the Parties. Michael Novielli currently serves as a member of the Board of Directors and is considered a related party (see Note 11). Pursuant to the agreement, Dutchess Capital received warrants to purchase 1,000,000 of common stock (“Warrant”) with a grant date fair value of $1,356,507 (see Note 12), for services rendered and was recorded as professional and consulting expenses – related party in the accompanying consolidated statement of operations. The Warrant vested upon issuance, had exercise price of $0.001 and expiration date of October 1, 2026 In addition, Dutchess Capital shall receive $10,000 per month, payable in cash on the first of each month commencing on the effective date.

Lock-Up and Leak Out Agreements

During the ten-months ended October 31, 2021, the Company and various stockholder (collectively as “Parties”) entered into a Lock-Up and Leak Out Agreement (“Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, stockholders, including the stockholders’ affiliated entities, agrees that for the period beginning on the respective effective dates of their Lock-Up Agreements and ending in the period between October 2021 to June 2023 (the “Lock-Up Period”), the stockholders will not offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of, directly or indirectly, any shares of Company’s common stock or securities convertible into or exercisable for common stock or securities or rights convertible into or exchangeable or exercisable for any common stock, whether owned by the stockholders as the date hereof or acquired subsequent to the date hereof (collectively, the “Lock-Up Shares”), enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic or voting consequences of ownership of such securities, whether any such aforementioned transaction is to be settled by delivery of the Lock-Up Shares or such other securities, in cash or otherwise, or publicly disclose the intention to make any such offer, sale, pledge or disposition, or to enter into any such transaction, swap, hedge or other arrangement. During the ten-months ended October 31, 2021, in connection with the Lock-Up Agreements, the Company issued an aggregate of 112,500 shares of common stock with grant date fair value of $152,626 which was recorded as deferred compensation and amortized over the Lock-Up Period (see Note 12). During the ten months ended October 31, 2021, the Company amortized $36,688 of the deferred compensation and was recorded as interest expense in the accompanying consolidated statement of operations. As of October 31, 2021, the deferred compensation related to this Agreement was $115,938 which will be amortized over the remaining Lock-Up Period of three months.

Registration Rights Agreement

The Company also entered into a Registration Rights Agreement (“Registration Agreement”) in connection with the December 2020 Agreements II (see Note 5). Pursuant to which the Company is required to prepare and file with the SEC a Registration Statement or Registration Statements (as is necessary) covering the resale of all of the Registrable Securities, which Registration Statement(s) shall state that, in accordance with Rule 415 promulgated under the Securities Act, such Registration Statement also covers such indeterminate number of additional shares of Securities as may become issuable upon stock splits, stock dividends or similar transactions. The Company shall initially register for resale all of the Registerable Securities, or an amount equal to the maximum amount allowed under Rule 415 (a)(1)(i) as interpreted by the SEC. In the event the Company cannot register sufficient shares of Securities, due to the remaining number of authorized shares of Securities being insufficient, the Company will use its best efforts to register the maximum number of shares it can base on the remaining balance of authorized shares and will use its best efforts to increase the number of its authorized shares as soon as reasonably practicable.

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

NOTE 15 – TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain unaudited consolidated financial information for the ten months ended October 31, 2020, for comparability with the transition period.

	For the Ten Months Ended	For the Ten Months Ended
	October 31, 2021	October 31, 2020
		(Unaudited)

Product sales, net	$1,644,208	$1,083,212

Cost of sales	1,447,901	678,574

Gross profit	196,307	404,638

Operating Expenses:
Compensation and related expenses, includes $2,871,721 of stock-based compensation in 2021	3,338,022	506,184
Professional and consulting expenses, includes $1,862,709 of stock-based compensation in 2021	2,979,610	403,652
Professional and consulting expenses - related party, includes $1,356,507 of stock-based compensation in 2021	1,366,507	-
Product development expense, includes $3,036,286 and $360,000 of stock-based expense in 2021 and 2020, respectively	3,036,286	360,000
Selling and marketing expenses	835,723	161,859
General and administrative expenses	527,818	153,720

Total Operating Expenses	12,083,966	1,585,415

Operating Loss from Continuing Operations	(11,887,659)	(1,180,777)

Other Expense:
Interest expense, net	(1,245,873)	(8,783)
Change in fair value of derivative liabilities	289,874	-
Gain on extinguishment of debt	26,629	-
Gain on forgiveness of debt	14,754	-
Other income	-	5,000

Total Other Expense, net	(914,616)	(3,783)

Loss from Continuing Operations	(12,802,275)	(1,184,560)

Provision for Income Taxes	-	-

Loss from Continuing Operations	(12,802,275)	(1,184,560)

Discontinued Operations:
Income from Disposal of Discontinued Operations Before Provision for Income Taxes	-	38,203

Income from Discontinued Operations	-	38,203

Net Loss	$(12,802,275)	$(1,146,357)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.56)	$(0.07)
Discontinued operations - basic	$0.00	$0.00
Discontinued operations - diluted	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,062,353	17,059,912
Diluted	23,062,353	17,059,912

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

	For the Ten Months Ended	For the Ten Months Ended
	October 31, 2021	October 31, 2020
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(12,802,275)	$(1,146,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	113,531	176
Amortization on intangible assets	8,837	-
Common stock and warrant issued for stock-based compensation	2,871,721	213,841
Common stock and warrants issued for services – related party	1,356,507	-
Common stock and warrant issued for services	1,862,709	598,268
Common stock and warrant issued for product development	69,219	-
Common stock issued pursuant to lock-up agreements	36,688	-
Common stock issued pursuant an asset acquisition transaction (see Note 4)	2,969,334	-
Gain on extinguishment of debt and accounts payable	(26,629)	-
Gain on forgiveness of debt	(14,754)	-
Amortization of debt discount	1,012,554	-
Change in fair value of derivative liabilities	(289,874)	-
Change in operating assets and liabilities:
Inventory	4,743	-
Prepaid expenses and other current assets	(47,053)	(14,319)
Accounts payable	129,389	4,725
Accrued expense and other liabilities	(55,664)	111,867
Unredeemed gift cards	29,341	5,462

Net cash used in operating activities	(2,771,676)	(226,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (payments) from acquisition of a subsidiaries	(60,000)	4,917
Purchases of property and equipment	(167,824)	(3,168)

Net cash (used by) provided by investing activities	(227,824)	1,749

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	4,368,796	100,006
Proceeds from notes payable	-	164,612
Proceeds from convertible note payable, net of debt discount	1,581,450	-
Proceeds from convertible note payable - related party, net of debt discount	100,000	-
Proceeds from advances payable	332,900	59,000
Repayment of convertible notes payable	(1,195,920)	-
Repayment of note payable - in default	-	(3,738)
Repayments of advance payable	(312,752)	(45,347)
Repayment of convertible notes payable - related party	(46,931)	-

Net cash provided by financing activities	4,827,543	274,533

Net Change in Cash	1,828,043	49,945

Cash - beginning of period	447,354	7,137

Cash - end of period	$2,275,397	$57,082

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

NOTE 16 - SUBSEQUENT EVENTS

Issuance of Common Stock

On November 8, 2021, the Company issued to a consultant 600,000 shares of common stock with grant date fair value of $725,940 based on the market price of common stock on grant date, as consideration, pursuant to a consulting agreement for business development related services to be rendered for a six-month period. These common stocks are subject to a Lock-Up and Leak Out Agreement.

Subsequent to October 31, 2021, the Company issued an aggregate of 1,187,428 common stock in exchange for net proceeds of $854,405.

On November 8, 2022, the Company issued to a consultant warrant for 100,000 shares of common stock with grant date fair value of $120,757 based on the market price of common stock on grant date, as consideration, pursuant to an agreement.

Lock-Up and Leak Out Agreements

Subsequent to October 31, 2021, the Company and various stockholder (collectively as “Parties”) entered into a Lock-Up and Leak Out Agreement (“Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, stockholders, including the stockholders’ affiliated entities, agrees that for the period beginning on the respective effective dates of their Lock-Up Agreements and ending in the period between November 2021 to May 2022 (the “Lock-Up Period”), the stockholders will not offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of, directly or indirectly, any shares of Company’s common stock or securities convertible into or exercisable for common stock or securities or rights convertible into or exchangeable or exercisable for any common stock, whether owned by the stockholders as the date hereof or acquired subsequent to the date hereof (collectively, the “Lock-Up Shares”), enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic or voting consequences of ownership of such securities, whether any such aforementioned transaction is to be settled by delivery of the Lock-Up Shares or such other securities, in cash or otherwise, or publicly disclose the intention to make any such offer, sale, pledge or disposition, or to enter into any such transaction, swap, hedge or other arrangement. In connection with the Lock-Up Agreements, the Company issued an aggregate of 186,037 shares of common stock with grant date fair value of $171,776 which shall be recorded as deferred compensation and amortized over the Lock-Up Period.

Convertible Notes Payments

Subsequent to October 31, 2021, the Company paid an aggregate of $570,645 of outstanding principal and interest (see Note 5).

Joint Product Development and Distribution Agreement

On January 19, 2021 (“Effective Date”), the Company and Spicy Mago Foodies LLC (f/s/o Chef Priyanka Naik (“CPN”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CPN Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-year from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the CPN Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, the Company shall use best efforts to cease the distribution of all CPN Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 100,000 shares of common stock with grant date fair value of $100,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement. The Company shall record it as deferred compensation to be amortized over the Term of the Development Agreement.

For the use of Chef Priyanka Naik and all associated intellectual property for the benefit of the CPN Meals, the Company shall pay to CPN the following: (i) 10% of all net revenue generated from the sale of CPN Meals (the “CPN Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CPN Meals less discounts and returns. The CPN Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CPN Royalty was earned; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a CPN Dedicated Code was used at the time of purchase (“CPN Commission”). The CPN Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CPN Commission was earned.

Lease Agreement

On November 11, 2021, the Company renewed its lease agreement (“Renewed Lease Agreement”) for their California kitchen facility, effective on January 1, 2022. The Renewed Lease Agreement provides for (i) a term of six months from the effective date ending on June 30, 2022; (ii) a monthly base rent of $9,960 and; (iii) a monthly storage fee of $2,340. The Renewed Lease Agreement can be terminated with two months’ notice.