Form 10-Q
period 2022-01-31
Home Bistro, Inc. /NV/
filed 2022-03-17
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022,

or

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

The number of outstanding shares of Home Bistro, Inc.’s common stock as of March 15, 2022 was 38,090,520.

HOME BISTRO, INC. AND SUBSIDIARIES

FORM 10-Q

JANUARY 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2022	October 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,253,844	$2,275,397
Inventory	23,822	16,020
Prepaid expenses and other current assets	381,725	80,641

Total Current Assets	1,659,391	2,372,058

OTHER ASSETS:
Property and equipment, net	117,858	130,970
Finance lease right-of-use assets, net	164,306	181,015
Operating lease right-of-use assets, net	223,205	268,509
Intangible assets, net	3,000,400	3,225,361
Deposits	10,000	10,000
Goodwill	1,809,357	1,809,357
Total Assets	$6,984,517	$7,997,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$632,729	$568,302
Accrued expenses and other liabilities	143,195	181,037
Liabilities to be settled with common stock	115,938	209,688
Convertible notes payable, net of debt discount	307,729	550,638
Convertible notes payable - related party, net of debt discount	12,364	30,172
Notes payable - current portion	16,409	15,361
Advances payable	51,147	101,945
Derivative liabilities	27,706	86,884
Unredeemed gift cards	216,902	164,912
Financing lease liability - current portion	63,675	62,210
Operating lease liabilities - current portion	80,138	101,431
Common stock repurchase obligation	524,777	618,275

Total Current Liabilities	2,192,709	2,690,855

LONG-TERM LIABILITIES:
Financing lease liability - long-term portion	108,231	124,649
Operating lease liability- long-term portion	145,524	166,923
Notes payable - long-term portion	290,491	291,539

Total Liabilities	2,736,955	3,273,966
Commitments and contingency (Note 12):

STOCKHOLDERS’ EQUITY:
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Convertible Series B Preferred stock: $0.001 Par Value; 500,000 Shares Authorized; nil shares issued and outstanding as of January 31, 2022 and October 31, 2021	-	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 37,563,563 and 35,152,623 shares issued and outstanding as of January 31, 2022 and October 31, 2021, respectively	37,563	35,152
Additional paid-in capital	27,480,563	25,198,035
Deferred compensation	(1,238,564)	(1,374,219)
Accumulated deficit	(22,032,000)	(19,135,664)

Total Stockholders’ Equity	4,247,562	4,723,304
Total Liabilities and Stockholders’ Equity	$6,984,517	$7,997,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	January 31,
	2022	2021

Product sales, net	$801,799	$399,027

Cost of sales	615,994	288,629

Gross profit	185,805	110,398

Operating Expenses:
Compensation and related expenses	287,579	68,037
Professional and consulting expenses, includes $1,189,314 and $0 of stock-based compensation in 2022 and 2021, respectively	1,652,054	68,847
Professional and consulting expenses - related party	30,000	-
Product development expense, includes $146,614 and $0 of stock-based compensation in 2022 and 2021, respectively	146,614	-
Selling and marketing expenses	364,584	75,940
General and administrative expenses	448,401	61,129

Total Operating Expenses	2,929,232	273,953

Loss from Operations	(2,743,427)	(163,555)

Other Income (Expense):
Interest expense, net	(212,087)	(18,771)
Change in fair value of derivative liabilities	59,178	32,315
Gain on extinguishment of accounts payable	-	7,075

Total Other Income (Expense), net	(152,909)	20,619

Net Loss	$(2,896,336)	$(142,936)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.08)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	36,873,228	19,026,157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

	Preferred Stock		Common Stock		Additional			Total
	Number of		Number of		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at October 31, 2021	-	$-	35,152,623	$35,152	$25,198,035	$(1,374,219)	$(19,135,664)	$4,723,304

Common stock issued for cash	-	-	1,378,399	1,378	989,790	-	-	991,168

Common stock issued for services and prepaid services	-	-	660,000	660	785,940	87,000	-	873,600

Common stock warrant issued for services	-	-	-	-	36,777	-	-	36,777

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	93,498	-	-	93,498

Common stock issued for product development agreements	-	-	100,000	100	99,900	46,614	-	146,614

Common stock issued pursuant to lock-up agreements	-	-	272,541	273	276,623	2,041	-	278,937

Net loss	-	-	-	-	-	-	(2,896,336)	(2,896,336)

Balance at January 31, 2022	-	$-	37,563,563	$37,563	$27,480,563	$(1,238,564)	$(22,032,000)	$4,247,562

	Preferred Stock		Common Stock		Additional			Total
	Number of		Number of		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at October 31, 2020	-	$-	19,004,232	$19,004	$4,349,657	$-	$(6,238,085)	$(1,869,424)

Common stock issued as commitment fee	-	-	148,920	149	61,584	-	-	61,733

Common stock warrant issued for services	-	-	-	-	11,471	-	-	11,471

Net loss	-	-	-	-	-	-	(142,936)	(142,936)

Balance at January 31, 2021	-	$-	19,153,152	$19,153	$4,422,712	$-	$(6,381,021)	$(1,939,156)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,896,336)	$(142,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,125	264
Amortization on intangible assets	224,961	-
Common stock and warrant issued for services and prepaid services	910,377	11,471
Common stock and warrant issued for product development	146,614	-
Common stock issued pursuant to lock-up agreements	278,937	-
Gain on extinguishment of accounts payable	-	(7,075)
Amortization of debt discount	174,929	7,983
Change in fair value of derivative liabilities	(59,178)	(32,315)
Change in operating assets and liabilities:
Inventory	(7,802)	-
Prepaid expenses and other current assets	(301,084)	(4,014)
Accounts payable	64,427	39,937
Accrued expense and other liabilities	(95,487)	(39,123)
Unredeemed gift cards	51,990	25,696

Net cash used in operating activities	(1,432,527)	(140,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	991,168	-
Proceeds from notes payable	-	7,000
Proceeds from convertible note payable, net of debt discount	-	489,100
Proceeds from advances payable	-	80,000
Repayment of convertible notes payable	(491,850)	-
Repayments of advance payable	(50,798)	(42,280)
Repayment of convertible notes payable - related party	(37,546)	-

Net cash provided by financing activities	410,974	533,820

Net Change in Cash	(1,021,553)	393,708

Cash - beginning of period	2,275,397	57,082

Cash - end of period	$1,253,844	$450,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,349	$2,840
Income taxes	$-	$-

Non-cash investing and financing activities:
Initial amount of ROU asset and related liability	$540,041	$-
Reduction of the repurchase obligation pursuant to the Put Option Agreement	$93,498	$-
Common stock issued as commitment fee in connection with convertible notes payable, recorded as debt discount	$-	$61,733
Liabilities to be settled with common stock in connection with convertible notes payable	$115,938	$13,223
Initial derivative liability recorded in connection with convertible notes payable	$-	$222,244

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

In January 2022, the Company’s board of directors and management changed the Company’s fiscal year end from December 31st to October 31st, effective immediately (see Note 2).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited consolidated financial statements of the Company and its active wholly owned subsidiaries, Home Bistro Holdings, Inc. and Model Meals LLC (acquired on July 6, 2021) for the period ending January 31, 2022. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2022.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Transition Report, due to our change in fiscal year end, on Form 10-KT filed with the SEC on January 31, 2022.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the three months ended January 31, 2022, the Company had net loss and cash used in operations of $2,896,336 and $1,432,527, respectively. At January 31, 2022, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $22,032,000, $4,247,562 and $533,318, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds has primarily from the sale of common stock and the issuance of convertible debt notes. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of January 31, 2022 and October 31, 2021 include the assumptions used in the redemption recognition method for unredeemed gift cards, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At January 31, 2022 and October 31, 2021, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of January 31, 2022 and October 31, 2021, the bank balance was in excess of FDIC insured levels by approximately $1,004,000 and $2,025,000, respectively. The Company has not experienced any losses in such accounts through January 31, 2022.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on January 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 4) and were as follows at January 31, 2022:

	January 31, 2022			October 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$27,706	$—	$—	$86,884

A roll forward of the level 3 valuation financial instruments is as follows:

Three Months Ended January 31, 2022
(Unaudited)
Balance at October 31, 2021	$86,884
Change in fair value of derivative liabilities	(59,178)
Balance at January 31, 2022	$27,706

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

Goodwill and indefinite lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors and overall company financial performance. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to its fair value. When the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recognized up to a maximum amount of the recorded goodwill related to the reporting unit. Goodwill impairment losses are not reversed. There was no impairment loss of goodwill or indefinite lived intangible assets for the three months ended January 31, 2022.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

Inventory

Inventory consists of non-perishable food items distributed by the Company and are stated at the lower of cost and net realizable value utilizing the first-in first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are based on estimates and included in cost of sales. As of January 31, 2022 and October 31, 2021, the inventory balances were insignificant and the Company determined that there was no allowance needed.

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

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $182,472 and $83,302 for the three months ended January 31, 2022 and 2021, respectively. Shipping and handling costs charged to customers are included in sales.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $364,584 and $75,940, for the three months ended January 31, 2022 and 2021, respectively, are presented on the accompanying unaudited consolidated statement of operations as selling and marketing expenses.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the three months ended January 31, 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

The potentially dilutive common stock equivalents as of January 31, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	January 31,
	2022	2021
Common Stock Equivalents:
Stock Warrants	17,892,446	11,278,211
Convertible Notes	573,164	282,017
Total	18,465,610	11,560,228

Concentration Risk

The Company purchased approximately 100% of its food products from one vendor during the three months ended January 31, 2021. The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of January 31, 2021, the Company had accounts payable balance of $10,554 to this vendor.

During the three months ended January 31, 2022, the Company had two kitchen facilities located at Pembroke Pines, FL 33009 and Santa Ana, CA. The Company started producing and packaging its food products at these locations in addition to purchasing food products from other vendors which mitigated this concentration risk.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company early adopted ASU 2020-06 during the three months ended January 31, 2022 and did not have a significant impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 – ACQUISITION OF A SUBSIDIARY

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

The following unaudited pro forma consolidated results of operations for the three months ended January 31, 2021 have been prepared as if the acquisition of Model Meals had occurred as of the beginning of the period:

Three Months Ended
January 31, 2021
Net Revenues	$867,660
Net Loss	$(275,249)
Net Loss per Share	$(0.02)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

On July 6, 2021, the Company acquired Model Meals’ net assets with total fair value of $279,036, which includes computer software, customer relationships and trademarks, for a total consideration of $2,088,393 (see Note 3). The excess consideration over the fair value of the net assets acquired of $1,809,357 was recorded as goodwill.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

Asset Acquisition – License Agreement

On June 24, 2021, the Company entered into a licensing agreement (“License Agreement”) with a celebrity chef and majority member interest holder of Homemade Meals, LLC (“Homemade Meals”). As a condition to finalizing the License Agreement, the Company executed a Membership Interest Purchase Agreement (the “Member Agreement”) and issued an aggregate of 2,266,667 shares of common stock issued to other members with an aggregate fair value of $2,969,334, valued based on the market price of common stock on the close date of October 25, 2021. The shares issued to the other members were consideration to terminate an exclusivity and non-compete agreement the celebrity chef had with Homemade Meals. The Company issued the celebrity chef 2,000,000 shares of common stock with a fair value of $2,620,000, valued based on the market price of common stock on the close date of Company’s common stock. The Company’s primary reason for acquiring the membership interests in Homemade Meals was to terminate the non-compete agreement between the celebrity chef and Homemade Meals, thereby enabling the celebrity chef to execute the License Agreement with the Company. At the time of execution of the Member Agreement, Homemade meals held no significant assets and had no business operations, and the Member Agreement was solely executed to terminate the exclusivity and non-compete agreement the celebrity chef had with Homemade Meals. The Company recorded the shares given to the celebrity chef and the members of Homemade Meals has two separate transactions.

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

Goodwill

	Estimated Life	January 31, 2022	October 31, 2021
		(Unaudited)
Goodwill	Indefinite	$1,809,357	$1,809,357
Less: Impairment		—	—
Goodwill, net		$1,809,357	$1,809,357

Intangible Assets

	Estimated Life	January 31, 2022	October 31, 2021
		(Unaudited)
Computer software	3.5 years	$66,198	$66,198
Customer relationships	7 years	43,000	43,000
Trademark	Indefinite	505,000	505,000
License agreement	3 years	2,620,000	2,620,000
Total		3,234,198	3,234,198
Less: Accumulated amortization		(233,798)	(8,837)
Intangible assets, net		$3,000,400	$3,225,361
Intangible assets with a finite life, net		$2,495,400	$2,720,361

During the three months ended January 31, 2022, the Company recorded a total of $224,961 of amortization expense related to the intangible assets.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

Amortization of intangible assets attributable to future periods is as follows:

Year ending October 31:	Amount
2022	$674,883
2023	899,845
2024	898,147
2025	6,143
2026	6,143
2027	6,143
2028	4,096
Total	$2,495,400

NOTE 5 – CONVERTIBLE NOTES

At January 31, 2022 and October 31, 2021, the convertible debt consisted of the following:

	January 31, 2022	October 31, 2021
	(Unaudited)
Principal amount	$536,329	$1,028,179
Less: debt discount	(228,600)	(477,541)
Convertible notes payable, net	$307,729	$550,638

Principal amount – related party	$25,523	$63,069
Less: debt discount – related party	(13,159)	(32,897)
Convertible note payable - related party, net	$12,364	$30,172

Total convertible notes payable, net	$320,093	$580,810

January 2021 Financing

January 2021 Note II

On January 27, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $330,000 (the “January 2021 Note II”) with the Company receiving $300,000 in net proceeds, net of $33,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 150,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 150,000 shares of common stock (the “January 2021 Warrant II”, and together with the January 2021 SPA II and the January 2021 Note II, the “January 2021 Agreements II”). The 150,000 shares of common stock and 150,000 warrants issued were valued at $85,981 and $31,821, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $93,750, all recorded as a debt discount to be amortized over the twelve-month term of the note. The January 2021 Note II matures on February 1, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the January 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $39,600 beginning May 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the January 2021 Note II at any time or times on or after the occurrence of an Event of Default. The January 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The January 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The January 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $213,570 of principal and $24,030 of accrued interest. During the three months ended January 31, 2022, the Company paid the remaining $116,430 of principal and $2,370 of accrued interest. As of January 31, 2022, and October 31, 2021, the January 2021 Note II had outstanding principal and accrued interest of $0 and $116,430, respectively.

The January 2021 Warrant II, issued to the investor as commitment fee, provides for the right to purchase up to 150,000 shares of common stock; (i) valued at $31,821 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

March 2021 Financings

March 2021 Note I

On March 22, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note I”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant I”, and together with the March 2021 SPA I and the March 2021 Note I, the “March 2021 Agreements I”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $6,949 and $1,346, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $5,133, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note I mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note I immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note I at any time or times on or after the occurrence of an Event of Default. The March 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $23,467 of the principal and $2,353 of accrued interest. During the three months ending January 31, 2022, the Company paid $18,772 of the principal and $593 of accrued interest. As of January 31, 2022 and October 31, 2021, the March 2021 Note I had outstanding principal of $12,761 and $31,533, respectively.

The March 2021 Warrant I, issued to the investor as commitment fee, provides for the right to purchase up to 25,000 shares of common stock; (i) valued at $1,346 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expire on the fifth-year anniversary from the date of issuance.

March 2021 Note III – Related Party

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA III”) with an investor, who is also a major stockholder and director and considered to be a related party, for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA III, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note III”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortize over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant III”, and together with the March 2021 SPA III and the March 2021 Note III, the “March 2021 Agreements III”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $23,718 and $7,924, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $22,250, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note III mature on March 30, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note III immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note III at any time or times on or after the occurrence of an Event of Default. The March 2021 Note III is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements III contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA III also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $46,931 of principal and $4,714 of accrued interest. During the three months ended January 31, 2022, the Company paid $37,546 of principal and $1,188 of accrued interest. As of January 31, 2022 and October 31, 2021, the March 2021 Note III had outstanding principal of $25,523 and $63,069 respectively.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

The March 2021 Warrant III, issued to the investor as commitment fee, provides for the right to purchase up to 50,000 shares of common stock; (i) valued at $7,924 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

March 2021 Note V

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA V”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA V, the Company; (i) issued a convertible note with principal amount of $165,000 (the “March 2021 Note V”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 75,000 shares of common stock (the “March 2021 Warrant V”, and together with the March 2021 SPA V and the March 2021 Note V, the “March 2021Agreements V”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $36,499 and $12,352, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $34,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note V mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note V immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $20,167 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note V at any time or times on or after the occurrence of an Event of Default. The March 2021 Note V is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements V contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA V also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $68,191 of principal and $12,477 of accrued interest. During the three months ended January 31, 2022, the Company paid $57,292 of principal and $3,209 of accrued interest. As of January 31, 2022 and October 31, 2021, the March 2021 Note V had outstanding principal of $39,518 and $96,809, respectively.

The March 2021 Warrant V, issued to the investor as commitment fee, provides for the right to purchase up to 75,000 shares of common stock; (i) valued at $12,352 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

April 2021 Financing

On April 7, 2021, the Company closed a Securities Purchase Agreement dated March 29, 2021 (the “April 2021 SPA”) with an investor for the sale of the Company’s convertible note. Pursuant to the April 2021 SPA, the Company; (i) issued a convertible note with principal amount of $165,000 (the “April 2021 Note”) with the Company receiving $146,500 in net proceeds, net of $15,000 of OID and $3,500 of legal fees; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 75,000 shares of common stock (the “April 2021 Warrant”, and together with the April 2021 SPA and the April 2021 Note, the “April 2021Agreements”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $31,913 and $9,669, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $27,375, recorded as a debt discount to be amortized over the twelve-month term of the note. The April 2021 Note I mature on March 30, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the April 2021 Note immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $19,800 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the April 2021 Note at any time or times on or after the occurrence of an Event of Default. The April 2021 Note is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The April 2021 Agreements contain other provisions, covenants, and restrictions common with this type of debt transaction. The April 2021 SPA also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $69,316 of principal and $9,884 of accrued interest. During the three months ended January 31, 2022, the Company paid $56,755 of principal and $2,645 of accrued interest. As of January 31, 2022 and October 31, 2021, the April 2021 Note had outstanding principal of $38,929 and $95,684, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

The April 2021 Warrant, issued to the investor as commitment fee, provides for the right to purchase up to 75,000 shares of common stock; (i) valued at $9,669 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

May 2021 Financings

May 2021 Note I

On May 17, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $132,000 (the “May 2021 Note I”) with the Company receiving $111,700 in net proceeds, net of $12,000 of OID and $8,300 of legal fees; (ii) issued 60,000 shares of common stock (the “First Commitment Shares”) as commitment fee and shall issue 165,000 shares of common stock (the “Second Commitment Shares”) issued as a returnable commitment fee, accordingly, the Company deems the Second Commitment Shares as unissued for accounting purposes and; (iii) issued warrant to purchase up to 60,000 shares of common stock (the “May 2021 Warrant I”, and together with the May 2021 SPA I and the May 2021 Note I, the “May 2021 Agreements I”). The 60,000 shares of common stock and 60,000 warrant issued were valued at $26,824 and $9,767, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $26,700, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note I matures on May 10, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date; in an event of default, the interest rate shall increase to 16% per annum. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $15,667 due on the first day of each month, beginning August 9, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note I at any time or times on or after the occurrence of an event of default. The May 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The May 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $41,159 of principal and $5,842 of accrued interest. During the three months ended January 31, 2022, the Company paid $44,752 of principal and $2,249 of accrued interest. As of January 31, 2022 and October 31, 2021, the May 2021 Note I had outstanding principal of $46,089 and $90,841, respectively.

The May 2021 Warrant I, issued to the investor as commitment fee, provides for the right to purchase up to 60,000 shares of common stock; (i) valued at $9,767 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

May 2021 Note II

On May 28, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $285,000 (the “May 2021 Note II”) with the Company receiving $250,000 in net proceeds, net of $28,500 of OID and $6,500 of legal fees; (ii) issued 150,000 shares of common stock (the “Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 150,000 shares of common stock (the “May 2021 Warrant II”, and together with the May 2021 SPA II and the May 2021 Note II, the “May 2021Agreements II”). The 150,000 shares of common stock and 150,000 warrant issued were valued at $69,583 and $30,326, respectively, using the relative fair value method, all recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note II matures on May 26, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $31,350 due on the first day of each month, beginning August 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note II at any time or times on or after the occurrence of an event of default. The May 2021 Note II is convertible at a conversion price of $0.70 (“Conversion Price”). The May 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $48,219 of principal and $14,481 of accrued interest. During the three months ended January 31, 2022, the Company paid $115,342 of principal and $10,058 of accrued interest. As of January 31, 2022 and October 31, 2021, the May 2021 Note II had outstanding principal of $121,439 and $236,781, respectively.

The May 2021 Warrant II, issued to the investor as commitment fee, provides for the right to purchase up to 150,000 shares of common stock; (i) valued at $30,326 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $1.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

September 2021 Financings

September 2021 Note I

On September 1, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $110,000 (the “September 2021 Note I”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID; (ii) issued 50,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 50,000 shares of common stock (the “September 2021 Warrant I”, and together with the September 2021 SPA I and the September 2021 Note I, the “September 2021 Agreements I”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,877 and $9,493, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the nine-month term of the note. The September 2021 Note I matures on June 1, 2022 and a one-time OID charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $13,444 due on the first day of each month, beginning October 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the September 2021 Note I at any time or times on or after the occurrence of an event of default. The September 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the three months ended January 31, 2022, the Company paid $34,565 of principal and $5,767 of accrued interest. As of January 31, 2022 and October 31, 2021, the September 2021 Note I had outstanding principal of $75,435 and $110,000, respectively.

The September 2021 Warrant I, issued to the investor as commitment fee, provides for the right to purchase up to 50,000 shares of common stock; (i) valued at $9,493 using the relative fair value method and recorded as a debt discount to be amortized over the nine-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

September 2021 Note II

On September 8, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $250,000 (the “September 2021 Note II”) with the Company receiving $218,250 in net proceeds, net of $25,000 of OID and $6,750 of legal fees; (ii) issued 114,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 114,000 shares of common stock (the “September 2021 Warrant II”, and together with the September 2021 SPA II and the September 2021 Note II, the “September 2021 Agreements II”). The 114,000 shares of common stock and 114,000 warrant issued were valued at $59,468 and $21,004, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the twelve-month term of the note. The September 2021 Note II matures on August 1, 2022 and 10% of OID was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $30,556 due on the first day of each month, beginning December 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the September 2021 Note II at any time or times on or after the occurrence of an event of default. The September 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the three months ended January 31, 2022, the Company paid $47,842 of principal and $13,270 of accrued interest. As of January 31, 2022 and October 31, 2021, the September 2021 Note II had outstanding principal of $202,158 and $250,000, respectively.

The September 2021 Warrant II, issued to the investor as commitment fee, provides for the right to purchase up to 114,000 shares of common stock; (i) valued at $21,004 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

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

Commitment Share True-Up Provision

The March Financings, April 2021 Financing and May 2021 Note I (collectively as “Notes”), as discussed above, included a Commitment Share True-Up provision whereby if during the period beginning on the six-month anniversary of the date of the closing date and ending on the later of (i) the maturity date, or (ii) the date on which the Notes, is fully satisfied and cancelled (the “True-Up Period”), the then lowest traded price of the Company’s common stock (“Common Stock”) for any Trading Day within the True-Up Period (“Subsequent Share Price”), as reported on the Company’s principal market, is less than the closing price of the Company’s common stock on the closing date of each Note, then the Company shall, within three (3) trading days of holder’s provision of written notice in (“True-Up Notice”), issue and deliver to the holder an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to (X) the quotient of the Commitment Value (as defined below) divided by the Subsequent Share Price, multiplied by 1.5, less (Y) the Commitment Shares. The “Commitment Value” shall mean the product of the Commitment Shares multiplied by the closing price of the Company’s common stock on the Closing Date of each Note. Any additional shares of Common Stock issuable as defined in the Notes (“True-up Shares”), if required to be issued shall be issued provided however, that in no event shall the holder be entitled to receive shares of common stock in excess of the amount that would result in beneficial ownership by the holder and its affiliates of 4.99% of the outstanding shares of Common Stock at that time. For purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The Company shall at all times reserve shares of its Common Stock for Holder in an amount equal to 300% multiplied by (X) the quotient of the Commitment Value divided by the lowest traded price of the Common Stock during the five Trading Days immediately preceding the respective date of calculation, multiplied by 1.5, less (Y) the Original Shares. At the inception of the respective Notes, the value of the true-up shares is based on a fixed monetary amount known at inception to be settled with a variable number of shares if triggered which reflects stock settled debt. During the three months ended January 31, 2022, the Company fully repaid two of its convertible notes payable resulting in the reduction in the accrued True-up Shares amounting to $93,750. As of January 31, 2022 and October 31, 2021, the Commitment Share True-up had an aggregate fixed monetary value of $115,938 and $209,688, respectively, which is reflected as liability to be settled with common stock in the accompanying consolidated balance sheets.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

Derivative Liabilities Pursuant to Convertible Notes

In connection with the issuance of the March 2021 Financings, April 2021 Financing and May 2021 Financings, and September 2021 Financings (collectively referred to as “Notes”), the Company determined that the terms of the Notes contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon an event of default, which includes events not within the control of the Company. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Monte Carlo valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

At January 31, 2022, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $59,178 for the three months ended January 31, 2022.

During the three months ended January 31, 2022, the fair value of the derivative liabilities were estimated using the Monte Carlo Valuation Model with the following assumptions (see Note 2):

January 31, 2022
Dividend rate	—%
Term (in years)	0.09 to 0.50
Volatility	90%
Risk—free interest rate	0.04 to 0.49%
Default probability	12.5%

For the three months ended January 31, 2022 and 2021, amortization of debt discounts related to the convertible notes amounted to $174,929 and $7,983, included as interest expense on the accompanying unaudited consolidated statements of operations. At January 31, 2022 and October 31, 2021 the unamortized debt discount was $241,759 and $510,438, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable is summarized below:

	January 31, 2022	October 31, 2021
Principal amount	$306,900	$306,900
Less: current portion	(16,409)	(15,361)
Notes payable - long term portion	$290,491	$291,539

Minimum principal payments under notes payable are as follows:

Year ended October 31, 2022 (remaining)	$15,620
Year ended October 31, 2023	6,369
Year ended October 31, 2024	6,608
Year ended October 31, 2025	6,859
Thereafter	271,444
Total principal payments	$306,900

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

Economic Injury Disaster Loan

On May 20, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $149,900, net of $100 processing fee, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments in the amount of $731, including principal and interest, are due monthly beginning May 20, 2021 (twelve months from the date of the SBA Note). The balance of principal and interest is payable thirty years from the date of the SBA Note. As of January 31, 2022 and October 31, 2021, the SBA Note had an outstanding principal balance of $149,900. As of January 31, 2022 and October 31, 2021, the SBA Note had an accrued interest of $9,570 and $8,152, respectively, reflected in the accompanying unaudited consolidated balance sheets under accrued expense and other liabilities.

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of January 31, 2022 and October 31, 2021, the SBA Note had an outstanding principal balance of $150,000. As of January 31, 2022 and October 31, 2021, the SBA Note had an accrued interest of $9,139 and $7,721, respectively, reflected in the accompanying unaudited consolidated balance sheets under accrued expense and other liabilities.

November Note Payable

On November 12, 2020, the Company entered into a Note Agreement with an investor for the sale of the Company’s note (the “Note”). Pursuant to the terms provided for in the Note Agreement, the Company issued to the investor a Note and the Company received proceeds in the amount of $7,000. The Note bears an interest of 5% per annum and matures on November 12, 2021. The Company may prepay all or any portion of the interest and the unpaid principal balance of this Note at any time, or from time to time, without penalty or premium. As of October 31, 2021, the Note had an outstanding principal balance of $7,000 and accrued interest of $338 and as of January 31, 2022, the Note had an outstanding principal balance of $7,000 and accrued interest of $633, reflected in the accompanying unaudited consolidated balance sheets under accrued expense and other liabilities.

NOTE 7 – ADVANCE PAYABLE

On July 9, 2021, the Company entered into a capital advance agreement (“July Advance Agreement”) with Shopify. Under the terms of the July Advance Agreement, the Company has received $95,000 of principal and will repay $107,350 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the transition period ending October 31, 2021, the Company paid $27,056 of the outstanding balance. During the three months ended January 31, 2022, the Company paid $50,797 of the outstanding balance. The advance had $17,147 of outstanding balance as of January 31, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

On August 31, 2021, the Company entered into a capital advance agreement (“August Advance Agreement”) with Shopify. Under the terms of the August Advance Agreement, the Company has received $34,000 of principal and will repay $38,420 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The advance has an outstanding balance of $34,000 as of January 31, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

NOTE 8 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of January 31, 2022 and October 31, 2021 are summarized as follows:

	January 31, 2022	October 31, 2021
	(Unaudited)
Beginning balance	$164,912	$48,311
Acquired gift card liability (see Note 3)	—	87,260
Sale and issuance of gift cards	115,497	186,749
Revenue from breakage	—	(60,515)
Total gift card redemptions	(63,507)	(96,893)
Ending balance	$216,902	$164,912

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

NOTE 9 – LEASE LIABILITIES

Operating Lease Right-of-Use (“ROU”) Asset and Operating Lease Liabilities

On July 6, 2021, the Company acquired Model Meals (see Note 3), which had a lease agreement for its facility in Santa Ana, California which expired in December 2021 (see Note 12) and had remaining operating right-of-use asset and liability of $76,136 and $79,054, respectively. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of $14,140 for the remainder of the lease term.

June 1, 2021, the Company entered into a lease agreement, effective July 13, 2021, for its facility in Pembroke Pine, Florida. The lease is for a period of 36 months commencing in July 2021 and expiring in July 2024. Pursuant to the lease agreement, the Company shall pay a monthly base rent of; (i) $8,062 in the first year; (ii) $8,465 in the second year and; (iii) $8,888 in the third year.

On November 11, 2021, the Company renewed its lease agreement (“Renewed Lease Agreement”) for their California kitchen facility, effective on January 1, 2022. The Renewed Lease Agreement provides for (i) a term of six months from the effective date ending on June 30, 2022; (ii) a monthly base rent of $9,960 and; (iii) a monthly storage fee of $2,340. The Renewed Lease Agreement can be terminated with two months’ notice. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less (see Note 2).

For the three months ended January 31, 2022, total rent expense amounted to $64,801 which is included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the operating lease liabilities was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

	January 31, 2022	October 31, 2021
	(Unaudited)
Operating ROU assets	$336,614	$336,614
Less accumulated reductions	(113,409)	(68,105)
Balance of Operating ROU assets, net	$223,205	$268,509

Operating lease liabilities related to the Operating ROU assets is summarized below:

	January 31, 2022	October 31, 2021
	(Unaudited)
Operating lease liabilities	$339,532	$339,532
Total operating lease liabilities	339,532	339,532
Reduction of operating lease liabilities	(113,870)	(71,178)
Total	225,662	268,354
Less: short term portion	(80,138)	(101,431)
Long term portion	$145,524	$166,923

Future minimum operating lease payments under the operating lease agreements at January 31, 2022 are as follows:

Year	Amount
Ending October 31, 2022 (remaining)	$73,764
Ending October 31, 2023	102,849
Ending October 31, 2024	79,991
Total minimum non-cancellable operating lease payments	256,604
Less: discount to fair value	(30,942)
Total operating lease liabilities at January 31, 2022	$225,662

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

Financing Lease Right-of-Use (“ROU”) Assets and Financing Lease Liability

On July 13, 2021, the Company entered into a financing agreement with a lessor for the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $6,500 for a period of 36 months commencing in August 2021 through August 2024. The monthly payment shall consist of $6,000 cash and $500 in gift card allowance, reflected in the accompanying unaudited consolidated balance sheet under accrued expense and other liabilities. At the effective date of the financing agreement, the Company recorded a financing lease payable of $200,509.

The significant assumption used to determine the present value of the financing lease liability was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

Financing right-of-use (“Financing ROU”) asset is summarized below:

	January 31, 2022	October 31, 2021
	(Unaudited)
Financing ROU assets	$200,509	$200,509
Less accumulated depreciation	(36,203)	(19,494)
Balance of financing ROU assets, net	$164,306	$181,015

For the three months ended January 31, 2022, depreciation expense related to Financing ROU assets amounted to $16,709.

Financing lease liability related to the Financing ROU assets is summarized below:

	January 31, 2022	October 31, 2021
	(Unaudited)
Financing lease payables for equipment	$200,509	$200,509
Total financing lease payables	200,509	200,509
Reduction of financing lease liability	(28,603)	(13,650)
Total	171,906	186,859
Less: short term portion	(63,675)	(62,210)
Long term portion	$108,231	$124,649

Future minimum lease payments under the financing lease agreement at January 31, 2022 are as follows:

Year	Amount
Year ending October 31, 2022 (remaining)	$58,500
Year ending October 31, 2023	78,000
Year ending October 31, 2024	58,500
Total minimum non-cancellable financing lease payments	195,000
Less: discount to fair value	(23,094)
Total financing lease liabilities at January 31, 2022	$171,906

NOTE 10 – RELATED PARTY BALANCES AND TRANSACTIONS

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount incurred and paid to the related entity during the three months ended January 31, 2022 and 2021 was $78,377 and $42,983, respectively, which is included in cost of goods sold in the accompanying unaudited consolidated statement of operations. There were no amounts due to this related party for these services as of January 31, 2022 and October 31, 2021.

See also related party convertible note in Note 5 – March 2021 Note III – Related Party.

See consulting agreement in Note 12 – Consulting Agreement – Related Party

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

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

Shares Authorized

On April 7, 2020, the Board of Directors of the Company approved the increase of the authorized shares of the common stock to 1,000,000,000 from 600,000,000.

Preferred Stock

As of January 31, 2022 and October 31, 2021, there were no outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

Common Stock

Common Stock Issued for Cash

●	During the three months ended January 31, 2022, the Company issued an aggregate of 1,378,399 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $991,168. There were no shares of common stock sold during the three months ended January 31, 2021.

Common Stock Issued for Services and Prepaid Services

●	On November 8, 2021, the Company issued an aggregate of 600,000 shares of common stock with grant date fair value of $726,000 or $1.21 per share based on the market price of common stock on grant date, to a consultant pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the six-month service period. During the three months ended January 31, 2022, the Company amortized $363,000 of the deferred compensation which was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations. As of January 31, 2022, the deferred compensation related to this consulting agreement was $363,000 which will be amortized over a period of three months.

●	During the three months ended January 31, 2022, the Company amortized $450,000 of deferred compensation, related to common stock issued in April 2021 pursuant to a consulting agreement, which was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations. As of January 31, 2022, the deferred compensation related to this consulting agreement was $300,000 which will be amortized over a period of three months.

●	During the three months ended January 31, 2022, the Company granted 60,000 shares of common stock with grant date fair value of $60,600 or $1.01 per share based on the market price of common stock on grant date, to a consultant for services. The grant fair value of the common stock of $60,600 was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations.

Common Stock for Commitment Fee with Convertible Notes Payable

●	In December 2020, the Company issued an aggregate of 119,535 shares of common stock valued at $38,263 using the relative fair value method to two non-affiliate investors as commitment fee in connection with the December 2020 Financings which was recorded as debt discount which will be amortized over the life of the notes.

●	On January 12, 2021, the Company issued 29,385 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement, valued at $23,470 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

Common Stock Issued Pursuant to Lock-Up & Leak Out Agreements

●	During the three months ended January 31, 2022, the Company issued as consideration, to several stockholders, an aggregate of 272,541 shares of common stock with grant date fair value of $276,896 or an average per share price of $1.02, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. The grant date fair value of the common stock was initially recorded in equity as deferred compensation and is being amortized over the lock up period of three-to-four-month period. During the three months ended January 31, 2022, the Company amortized $278,937 of the deferred compensation and was recorded as professional and consulting expenses in the accompanying unaudited consolidated statement of operations. As of January 31, 2022, the deferred compensation related to the Lock-Up & Leak Out Agreements was $113,897 which will be amortized over a period of three months.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

Common Stock Issued Pursuant to Product Development Agreements

●	During the three months ended January 31, 2022, the Company issued 100,000 shares of common stock with grant date fair value of $100,000 based on the fair value of common stock on the date of grant, pursuant to an agreement which was recorded as deferred compensation and is being amortized over the 2-year term of the agreement. During the three months ended January 31, 2022, $146,614 of the deferred compensation was expensed as product development expense in the accompanying unaudited consolidated statements of operations related to shares issued in connection with joint product development agreements. As of January 31, 2022, there was $461,667 of deferred compensation related to the product development agreements.

Stock Warrants

Warrants Issued for Professional Services

●	During the three months ended January 31, 2021, the Company issued fully vested warrants to purchase up to 10,640 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.27 per share, and expires on December 8, 2025. These warrants have a grant date fair value of $11,471, recorded as professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

●	During the three months ended January 31, 2022, the Company issued fully vested warrants to purchase up to 100,000 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.50 per share, and expires on May 18, 2025. These warrants have a grant date fair value of $36,777, recorded as professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

The Company used the Binomial pricing model to determine the fair value of its common stock warrants which requires the Company to make several key judgments including:

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

Dividend rate	—%
Term (in years)	5 years
Volatility	61%
Risk-free interest rate	0.83%

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

A summary of the Company’s outstanding stock warrants as of January 31, 2022 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on October 31, 2021	15,745,076	$0.17	7.4
Issued for services	100,000	1.50	4.3
Balance on January 31, 2022	15,845,076	$0.18	7.2

Stock warrants exercisable on January 31, 2022	15,845,076	$0.18	6.8

Certain exercisable stock warrants had per share intrinsic value of $1.08 at January 31, 2022, totaling $15,594,292.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. The former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. As of January 31, 2022 and October 31, 2021, the balance remaining due on this obligation were $21,400 and $22,900, respectively, included in accounts payable on the accompanying unaudited consolidated balance sheets.

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement also referred to herein as Market Period. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars also referred to herein as Total Investment in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying consolidated balance sheets as common stock repurchase obligation, and reduction of additional paid in capital upon entering the Put Option Agreement. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. During the ten months ended October 31, 2021, the Company recorded a reduction of $681,726. During the three months ended January 31, 2022, the Company recorded a reduction of $93,498. As of January 31, 2022, the Company has recorded an aggregate reduction of $775,225 for net proceeds realized by the stockholder on sale of Company common stock which was reclassified to additional paid in capital. As of January 31, 2022 and October 31, 2021, the Company had $0.5 and $0.6 million of common stock repurchase obligation outstanding, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

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

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty (“GMR”) payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. The GMR is expensed to cost of sales over the term of the Development Agreement. During the ten months ended October 31, 2021, the Company paid an aggregate of $78,260 of accrued royalty fee. During the three months ended January 31, 2022, the Company paid an aggregate of $26,581 of accrued royalty fee. During the three months ended January 31, 2022, the Development Agreement was amended by both parties whereby the minimal royalty payment of $109,210 was extended through December 31, 2021 and the increased GMR of $218,380 would begin January 1, 2022 and the $436,770 GMR January 1, 2023. This resulted in a $22,747 reduction of the accrued royalty fee. As of January 31, 2022 and October 31, 2021, a total of $22,568 and $71,896 of accrued royalty fee, respectively, was reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheets.

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Hungry Fan a guaranteed minimum compensation of $24,000 over twelve months (the “GMC”), to be paid in instalments of $2,000 per month, by the 10th business day of the following month in which the Hungry Fan Commission was earned. The Parties agree that the Hungry Fan Royalty shall be credited against the Guarantee received to date. During the transitional period ending October 31, 2021, the Company paid $14,000 of GMC. As of January 31, 2022 and October 31, 2021, $8,000 and $1,000 of accrued royalty fee, respectively, was reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheet.

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

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

For the use of Red Velvet Desserts and all associated intellectual property for the benefit of the Red Velvet Desserts, Bistro shall pay to Red Velvet the following: (i) 10% of all Net Revenue generated from the sale of the Red Velvet Desserts (the “Velvet Desserts Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Red Velvet Desserts less discounts and returns. The Velvet Desserts Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Red Velvet Desserts dedicated code was used at the time of purchase (“Velvet Desserts Commission”). The Velvet Desserts Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Commission was earned. During the ten months ended October 31, 2021, Red Velvet earned $198 of royalty fees pursuant to terms of the Development Agreement. As of January 31, 2022 and October 31, 2021, $198 of accrued royalty fee was reflected under accrued expense and other liabilities in the accompanying consolidated balance sheet.

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Roblé a guaranteed minimum compensation of $36,000 for twelve months (the “GMC”) as follows: (i) $9,000 upon the Company’s receipt and approval of all recipes submitted by Roblé; (ii) $9,000 upon the commencement of selling of the Roblé Meals (“Selling Date”); (iii) $3,000 per month for a period of six months, commencing the month immediately following the Selling Date. The total aggregate compensation paid to Roblé shall be reduced by the GMC. During the transitional period ending October 31, 2021, the first condition has been satisfied by both parties and the Company paid $9,000 the GMC. As of January 31, 2022 and October 31, 2021, there were no accrued GMC as the Selling Date has not yet occurred.

Claudia Cocina LLC

On June 22, 2021, the Company and Claudia Cocina LLC (f/s/o Claudia Sandoval), a California limited liability company (“Claudia Cocina”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CS Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement is effective upon signature and shall remain in effect from the first date on which the CS Meals are commercially launched (the “Launch Date”) until the last day of the month that is one year from the Launch Date (the “Initial Term”). The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) (the Initial Term and the Renewal Term, individually and together, (the “Term”) upon mutual written consent, which consent must be provided no later than sixty days prior to the end of the current Term. The Renewal Term shall be on the same terms and conditions as provided herein for the Initial Term, except that the Guaranteed Minimum Sales and the Guaranteed Minimum Royalties (“GMR”) payable during the Renewal Term shall be mutually agreed to between the Parties. The Company issued 150,000 shares of common stock with grant date fair value of $150,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $150,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the three months ended January 31, 2022, the Company expensed $65,625 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of January 31, 2022 and October 31, 2021, there were $56,250 and $121,875 of deferred compensation, respectively, related to this Development Agreement.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

Claudia Cocina shall receive 10% royalties on all Net Revenues (“Royalty”) generated from the sale of: (i) CS Meals; and (ii) Home Bistro and Prime Chop brand orders in which a CS dedicated code was used at the time of purchase, in accordance with the Royalty Schedule set forth in the Development Agreement. For the purpose of this Development Agreement “Net Revenue” shall be defined as gross sales of products less actual returns and refunds, which returns and refunds shall not exceed eight percent (8%) of such gross sales. In addition, the GMR for the Term shall be at least $36,000 per year in the aggregate, payable monthly at the rate of $3,000 per month or 10% of gross sales, whichever is higher for the month. The Company agrees that Royalty payments may only be credited to the year to which such payments apply (i.e., Royalty payments paid to Claudia Cocina during the first twelve months of the Agreement can only offset the GMR of the first twelve months, and not the subsequent 12-month period GMR). Payments made during any year during the Term, which are in excess of the GMR payments for the applicable year may not be credited towards another year. All GMR payments hereunder are non-refundable and are due upon the first CS Meals being launched which occurred in November 2021. During the three months ended January 31, 2022, the Company recorded $3,000 of royalty expense related to the GMR. As January 31, 2022 and October 31, 2021, there $9,000 and $0 accrued royalty fee, respectively, was reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheet.

Chef Richard Blais

On July 22, 2021 (“Effective Date”), the Company and Trail Blais, LLC (f/s/o Chef Richard Blais), celebrity chef and reality TV personality (“Chef Richard Blais”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“Blais Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is one-year from the Effective Date (“Term”), ending no later than July 30, 2022. The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the Blais Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, The Company shall use best efforts to cease the distribution of all Blais Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Renewal Term shall be negotiated in good faith within ninety days of the end of the Term. The Company issued 150,000 shares of common stock with grant date fair value of $172,500 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement (see Note 12) and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $172,500 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the three months ended January 31, 2022, the Company expensed $68,281 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of October 31, 2021, there were $79,063 and $147,344 of deferred compensation, respectively, related to this Development Agreement.

For the use of Chef Richard Blais and all associated intellectual property for the benefit of the Blais Meals, the Company shall pay to Blais the following: (i) 10% of all net revenue generated from the sale of Blais Meals (the “Blais Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Blais Meals less discounts and returns. The Blais Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Blais Royalty was earned; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Blais Dedicated Code was used at the time of purchase (“Blais Commission”). The Blais Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Blais Commission was earned and; (iii) Guaranteed Minimum Royalty. Subject to the terms and conditions of the Development Agreement, the Company shall pay to Chef Richard Blais a guaranteed minimum compensation of $75,000 for each twelve-month period the Development Agreement is in effect (“GMC”) payable monthly at the rate of $6,250 per month, beginning on the earlier of the launch of Blais Meals or ninety days after the execution of this Development Agreement. During the three months ended January 31, 2022, the Company recorded $18,750 of royalty expense related to the GMR. As January 31, 2022 and October 31, 2021, there $20,565 and $1,815 accrued royalty fee, respectively, were reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheet.

Perfect Athlete LLC

On September 15, 2021 (“Effective Date”), the Company and Perfecting Athletes, LLC (“PA” or “Perfecting Athletes”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“PA Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-years from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the PA Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, The Company shall use best efforts to cease the distribution of all PA Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 150,000 shares of common stock with grant date fair value of $172,500 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $255,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the three months ended January 31, 2022, the Company expensed $10,625 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of January 31, 2022 and October 31, 2021, there were $228,438 and $239,063 of deferred compensation, respectively, related to this Development Agreement.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

For the use of Perfecting Athletes and all associated intellectual property for the benefit of the PA Meals, the Company shall pay to Perfecting Athletes the following: (i) 10% of all net revenue generated from the sale of PA Meals (the “PA Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on PA Meals less discounts and returns. The PA Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the PA Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a PA Dedicated Code was used at the time of purchase (“PA Commission”). The PA Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the PA Commission was earned. During the three months ended January 31, 2022, there were no payments made under the Development Agreement.

Spicy Mango Foodies LLC

On January 19, 2022 (“Effective Date”), the Company and Spicy Mango Foodies LLC (f/s/o Chef Priyanka Naik (“CPN”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CPN Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-year from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the CPN Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, the Company shall use best efforts to cease the distribution of all CPN Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 100,000 shares of common stock with grant date fair value of $100,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement. The Company shall record it as deferred compensation to be amortized over the Term of the Development Agreement. The Company recorded the $100,000 as deferred compensation in the accompanying unaudited consolidated balance sheet and is being amortized over the two-year term of the Development Agreement. During the three months ended January 31, 2022, the Company expensed $2,083 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of January 31, 2022, there was $97,917 of deferred compensation related to this Development Agreement.

For the use of Spicy Mango Foodies, LLC (“SMF”) and all associated intellectual property for the benefit of the CPN Meals, the Company shall pay to SMF the following: (i) 10% of all Net Revenue generated from the sale of CPN Meals (“SMF Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CPN Meals less discounts and returns. The SMF Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the SMF Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a SMF Dedicated Code was used at the time of purchase (“SMF Commission”) and all sales derived from that account thereafter. The SMF Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the SMF Commission was earned. During the three months ended January 31, 2022, there were no payments made under the Development Agreement.

Consulting Agreements

On April 1, 2021, the Company and Redstone Communications, LLC (“Redstone”) (collectively as “Parties”) entered into an agreement to provide strategic consulting services (“Agreement”). The Agreement shall remain in effect for twelve months from the effective date of April 1, 2021 until March 31, 2022. Pursuant to the Agreement, Redstone shall be paid, in cash, a monthly fee of $10,000 over the twelve months service period and received 2,000,000 shares of common stock with grant date fair value of $1,800,000 as compensation, which was recorded as deferred compensation in the accompanying consolidated balance sheet and amortized over the twelve months service period. In 2021, the Company amortized $1,050,000 of the deferred compensation. During the three months ended January 31, 2022, the Company amortized $450,000 of the deferred compensation and was recorded as professional and consulting expense in the accompanying unaudited consolidated statement of operations. As of January 31, 2022 and October 31, 2021, the deferred compensation related to this Agreement was $300,000 and $750,000, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

On September 10, 2021, the Company and Bench International, LLC (“Bench International”) (collectively as “Parties”) entered into an agreement to marketing consulting services (“Agreement”). The Agreement shall remain in effect for twelve months from the effective date of September 10, 2021. Pursuant to the Agreement, Bench International shall be paid, in cash, and aggregate amount of $350,000 to be paid in seven monthly instalments of $50,000 beginning September 2021 until March 2022. In 2021, the Company paid an aggregate amount of $100,000. During the three months ended January 31, 2022, the Company paid an aggregate amount of $125,000. During the three months ended January 31, 2022, the Company recognized $87,500 of expense related to this Agreement and recorded as selling and marketing expenses in the accompanying unaudited consolidated statement of operations. As of January 31, 2022 and October 31, 2021, the prepaid expense related to this Agreement were $79,167 and $41,667, respectively.

On October 1, 2021, the Company and a consultant (collectively as “Parties”) entered into a consulting agreement which shall remain in effect until April 1, 2022, unless sooner terminated as provided in the agreement, or unless extended by agreement of the Parties. Pursuant to the agreement, the Company issued warrants to purchase 500,000 of common stock (“Warrant”) with a grant date fair value of $678,253 for services rendered and was recorded as professional and consulting expenses in the accompanying consolidated statement of operations in 2021. The Warrant vested upon issuance, has an exercise price of $0.001 and expiration date of October 1, 2026. In addition, the consultant shall receive $3,000 per month, payable in cash on the first of each month commencing on the effective date.

Consulting Agreement – Related Party

On October 1, 2021, the Company and Michael Novielli through Dutchess Capital Partners, LLC (“Dutchess Capital”) (collectively as “Parties”) entered into a consulting agreement which shall remain in effect until April 1, 2022 unless sooner terminated as provided in the agreement, or unless extended by agreement of the Parties. Michael Novielli currently serves as a member of the Board of Directors and is considered a related party. Pursuant to the agreement, Dutchess Capital received warrants to purchase 1,000,000 of common stock (“Warrant”) with a grant date fair value of $1,356,507, for services rendered and was recorded as professional and consulting expenses – related party in the accompanying consolidated statement of operations. The Warrant vested upon issuance, had exercise price of $0.001 and expiration date of October 1, 2026. In addition, Dutchess Capital shall receive $10,000 per month, payable in cash on the first of each month commencing on the effective date.

Lock-Up and Leak Out Agreements

In 2021 and during the three months ended January 31, 2022, the Company and various stockholders (collectively as “Parties”) entered into a Lock-Up and Leak Out Agreement (“Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, stockholders, including the stockholders’ affiliated entities, agreed that for the period beginning on the respective effective dates of their Lock-Up Agreements and ending in the period between October 2021 to June 2023 (the “Lock-Up Period”), the stockholders will not offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of, directly or indirectly, any shares of Company’s common stock or securities convertible into or exercisable for common stock or securities or rights convertible into or exchangeable or exercisable for any common stock, whether owned by the stockholders as the date hereof or acquired subsequent to the date hereof (collectively, the “Lock-Up Shares”), enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic or voting consequences of ownership of such securities, whether any such aforementioned transaction is to be settled by delivery of the Lock-Up Shares or such other securities, in cash or otherwise, or publicly disclose the intention to make any such offer, sale, pledge or disposition, or to enter into any such transaction, swap, hedge or other arrangement. During the ten-months ended October 31, 2021, as consideration for the stockholders’ execution of the Lock-Up Agreements, the Company issued an aggregate of 112,500 shares of common stock with grant date fair value of $152,626 which was recorded as deferred compensation and amortized over the Lock-Up Period. During the three months ended January 31, 2022, as consideration for the stockholders’ execution of the Lock-Up Agreements, the Company issued an aggregate of 272,541 shares of common stock with grant date fair value of $276,896 which was recorded as deferred compensation and amortized over the Lock-Up Period (see Note 11). During the three months ended January 31, 2022, the Company amortized $279,937 of the deferred compensation (see Note 11) and was recorded as professional and consulting expense in the accompanying unaudited consolidated statement of operations. As of January 31, 2022 and October 31, 2021, the deferred compensation related to this Agreement were $113,897 and $115,938, respectively, which will be amortized over the remaining Lock-Up Period of three months.

License Agreement

On June 24, 2021, the Company entered into a licensing agreement (“License Agreement”) with Ayesha Curry (see Note 4). The License Agreement has a term of three years and renewable under the terms and conditions specified in the License Agreement. Pursuant to the License Agreement the Company shall pay Ayesha Curry a 10% royalty fee of the net sales of all licensed products sold (“Royalties”). For purposes of this License Agreement, licensed product shall be considered sold on the date upon its billed, invoiced, shipped, or paid for, or when title passes to the buyer, whichever occurs first.

Leases

On November 11, 2021, the Company renewed its lease agreement (“Renewed Lease Agreement”) for their California kitchen facility, effective on January 1, 2022. The Renewed Lease Agreement provides for (i) a term of six months from the effective date ending on June 30, 2022; (ii) a monthly base rent of $9,960 and; (iii) a monthly storage fee of $2,340 (see Note 9). The Renewed Lease Agreement can be terminated with two months’ notice. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less (see Note 2).

HOME BISTRO, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

NOTE 13 – SUBSEQUENT EVENTS

Sale of Common Stock

Subsequent to January 31, 2022, the Company issued and aggregate of 282,750 common stock in exchange for $200,448 of net proceeds.

Convertible Notes Payments

Subsequent to January 31, 2022, the Company paid an aggregate of $300,800 of outstanding principal and interest (see Note 5).

Joint Product Development and Distribution Agreement

On February 22, 2022 (“Effective Date”), the Company and Mini Melanie, LLC (f/s/o Chef Melanie Moss (“MM”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (“Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of desserts (“Moss Deserts”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is one-year from the Effective Date.

For the use of MM and all associated intellectual property for the benefit of the Moss Deserts, the Company shall pay to MM 5% of all Net Revenue generated from the sale of Moss Deserts (“MM Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Moss Deserts less discounts and returns. The MM Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the MM Royalty was earned.

Lock-Up and Leak Out Agreements

Subsequent to January 31, 2022, the Company and various stockholders (collectively as “Parties”) entered into a Lock-Up Agreements (“Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, stockholders, including the stockholders’ affiliated entities, agreed that for the period beginning on the respective effective dates of their Lock-Up Agreements and ending in the period between February 2022 to May 2022 (the “Lock-Up Period”), the stockholders will not offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of, directly or indirectly, any shares of Company’s common stock or securities convertible into or exercisable for common stock or securities or rights convertible into or exchangeable or exercisable for any common stock, whether owned by the stockholders as the date hereof or acquired subsequent to the date hereof (collectively, the “Lock-Up Shares”), enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic or voting consequences of ownership of such securities, whether any such aforementioned transaction is to be settled by delivery of the Lock-Up Shares or such other securities, in cash or otherwise, or publicly disclose the intention to make any such offer, sale, pledge or disposition, or to enter into any such transaction, swap, hedge or other arrangement. As consideration for the stockholders’ execution of with the Lock-Up Agreements, the Company issued an aggregate of 244,207 shares of common stock with grant date fair value of $277,377 which shall be recorded as deferred compensation and amortized over the Lock-Up Period.

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

Overview

Home Bistro, Inc. (formerly known as Gratitude Health, Inc.) (the “Company”) was incorporated in the State of Nevada on December 17, 2009. Effective March 23, 2018, the Company changed its name from Vapir Enterprises Inc. to Gratitude Health, Inc. On September 14, 2020, the Company changed its name from Gratitude Health, Inc. to Home Bistro, Inc. The Company is in the business of providing pre-packaged and prepared meals to consumers focused on offering a broad array of the highest quality meal delivery, and preparation services. The Company’s primary former operations were in the business of manufacturing, selling, and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark (the “RTD Business”). The RTD Business was disposed on September 25, 2020 as discussed below.

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

In January 2022, the Company’s board of directors and management changed the Company’s fiscal year end from December 31st to October 31st, effective immediately.

Recent Developments

On January 19, 2021 (“Effective Date”), the Company and Spicy Mango Foodies LLC (f/s/o Chef Priyanka Naik (“CPN”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CPN Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-year from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the CPN Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, the Company shall use best efforts to cease the distribution of all CPN Meals. For the use of Spicy Mango Foodies, LLC (“SMF”) and all associated intellectual property for the benefit of the CPN Meals, the Company shall pay to SMF the following: (i) 10% of all Net Revenue generated from the sale of CPN Meals (“SMF Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CPN Meals less discounts and returns. The SMF Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the SMF Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a SMF Dedicated Code was used at the time of purchase (“SMF Commission”) and all sales derived from that account thereafter. The SMF Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the SMF Commission was earned.

On February 22, 2022 (“Effective Date”), the Company and Mini Melanie, LLC (f/s/o Chef Melanie Moss (“MM”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (“Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of desserts (“Moss Deserts”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is one-year from the Effective Date. For the use of MM and all associated intellectual property for the benefit of the Moss Deserts, the Company shall pay to MM 5% of all Net Revenue generated from the sale of Moss Deserts (“MM Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Moss Deserts less discounts and returns. The MM Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the MM Royalty was earned.

Results of Operations

For the Three Months Ended January 31, 2022 and 2021

Product Sales

During the three months ended January 31, 2022 and 2021, revenues were $801,799 and $399,027, respectively, an increase of $402,772 or 101%.

Cost of Sales

Since the Company implemented its own kitchen operations in July 2020, its primary components of cost of sales are raw materials and direct kitchen labor and, with the introduction of the Company’s celebrity chef program in the fourth quarter of 2020, it now incurs associated royalty fees.

During the three months ended January 31, 2022 and 2021, the Company had total cost of sales of $615,994 and $288,629, respectively, an increase of $327,365 or 113%. The increase was due to the Company’s decision to conduct a trial test of free shipping an increase in direct kitchen labor and the acquisition of Model Meals in July 2021.

Operating Expenses

For the Three Months Ended January 31, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended January 31,
	2022	2021
Compensation and related expenses	$287,579	$68,037
Professional and consulting expenses	1,652,054	68,847
Professional and consulting expenses – related party	30,000	—
Product development expense	146,614	—
Selling and marketing expenses	364,584	75,940
General and administrative expenses	448,401	61,129
Total	$2,929,232	$273,953

Compensation and Related Expenses

●	During the three months ended January 31, 2022 and 2021, compensation and related expenses amounted to $287,579 and $66,581, respectively, an increase of $219,542 or 323%. The increase was primarily attributable to an increase of $123,237 of compensation related to Model Meals which was acquired in July 2021 and $52,709 related to increase in executive salary in 2022.

Professional and Consulting Expenses:

●	During the three months ended January 31, 2022 and 2021, professional and consulting expenses amounted to $1,652,054 and $68,847, respectively, an increase of $1,583,207 or 2,300%. The increase was primarily due an increase stock-based compensation of $1,189,314 related to commons stock issued for lock up and leak out agreements and common stock issued for services and prepaid services, an increase in investor relations fee of $155,700, an increase in consulting fees of $58,796, an increase in accounting fees of $93,090 and an increase in legal fees of $72,861.

Professional and Consulting Expenses – Related Party:

●	During the three months ended January 31, 2022 and 2021, professional and consulting expenses – related party amounted to $30,000 and $0, respectively, an increase of $30,000 or 100%. The increase was a result of a consulting agreement with a related party, dated October 1, 2021 which provides for $10,000 monthly consulting fee.

Product Development Expenses

●	During the three months ended January 31, 2022 and 2021, product development expenses amounted to $146,614 and $0, respectively, an increase of $146,614, or 100%. The product development expense in the 2022 period was primarily due to the amortization of the deferred compensation resulting from common stock issued in connection with the product development agreements.

Selling and Marketing Expenses

●	During the three months ended January 31, 2022 and 2021, selling and marketing expenses amounted to $364,584 and $75,940, respectively, an increase of $288,644, or 380%. The increase was primarily due to the expansion of our multi-channel digital marketing strategy to further promote our celebrity chef program in and acquisition of Model Meals in July 2021.

General and Administrative Expenses

●	During the three months ended January 31, 2022 and 2021, general and administrative expenses amounted to $448,401 and $61,129, respectively, an increase of $387,272 or 634%. The increase was primarily due to an increase in depreciation and amortization expense of $299,822, an increase in transfer agent fees of $30,025, an increase in kitchen related expenses of $55,410, and increase from the acquisition of Model Meals in July 2021.

Loss from Operations

●	During the three months ended January 31, 2022 and 2021, loss from operations amounted to $2,743,427 and $163,555, respectively, an increase of $2,579,872 or 1,577%. The increase was due to the changes discussed above.

Other Income (Expense), net

●	During the three months ended January 31, 2022 and 2021, other (expense), net amounted to $(152,909) and other income, net amounted to $20,619, respectively, an increase in other (expense) of $(173,528) or 842%. The change was primarily due to increase in interest expense of $212,087 resulting from an increase in convertible notes in 2022, an increase in gain from change in fair value of derivative liabilities of $26,863 and offset by a decrease in gain on extinguishment of accounts payable of $7,075.

Net Loss

●	During the three months ended January 31, 2022 and 2021, we had a net loss of $2,896,336 or $(0.08) per common share (basic and diluted) and $142,936 or $(0.01) per common share (basic and diluted), respectively, an increase of $2,753,400 or 1,926%. The increase was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $533,318 and cash of $1,253,844 as of January 31, 2022 and a working capital deficit of $318,797 and cash of $2,275,397 as of October 31, 2021.

	January 31, 2022	October 31, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$1,659,391	$2,372,058	$(712,667)	30%
Total current liabilities	(2,192,709)	(2,690,855)	498,146	19%
Working capital deficit:	$(533,318)	$(318,797)	$(214,521)	67%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $712,667 and a decrease in current liabilities of $498,146, due to the repayment of convertible notes, reduction in derivative liabilities, repayment advances payable and reduction in lease liabilities.

Cash Flows

The following table provides detailed information about our net cash flows:

	Three Months Ended January 31,
	2022	2021
Net cash used in operating activities	$(1,432,527)	$(140,112)
Net cash provided by financing activities	410,974	533,820
Net change in cash	$(1,021,553)	$393,708

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2022 and 2021, were $1,432,527 and $140,112, respectively, an increase of $1,292,415 or 922%.

●	Net cash used in operating activities for the three months ended January 31, 2022 primarily reflected our net loss of $2,896,336 adjusted for the add-back on non-cash items such as depreciation and amortization expense of $300,086, total stock-based compensation for services of $1,335,928, amortization of debt discount of $174,929, gain on change in fair value of derivative liability of $59,178 and changes in operating assets and liabilities consisting of an increase of inventory of $7,802, an increase in prepaid expenses and other current assets of $301,084, an increase in accounts payable of $64,427, an increase in unredeemed gift cards of $51,990 offset by a decrease in accrued expense and other liabilities of $95,487.

●	Net cash used in operating activities for the three months ended January 31, 2021 primarily reflected our net loss of $142,936 adjusted for the add-back on non-cash items such as depreciation expense of $264, stock-based compensation for services of $11,471, gain on extinguishment of accounts payable of $7,075, amortization of debt discount of $7,983, gain on change in fair value of derivative liability of $32,315 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $4,014, an increase in accounts payable of $39,937 and an increase in unredeemed gift cards of $25,696 offset by a decrease in accrued expense and other liabilities of $39,123.

Net Cash Provided by Financing Activities

Net cash provided by financing activities the three months ended January 31, 2022 and 2021, were $410,974 and $533,820, respectively, a decrease of $122,846 or 23%.

●	Net cash provided by financing activities for the three months ended January 31, 2022 consisted of net proceeds from sale of common stock of $991,168 offset by repayments of convertible notes payable of $491,850, repayments of advances payable of $50,798 and repayment of convertible note – related party of $37,546.

●	Net cash provided by financing activities for the three months ended January 31, 2021 consisted of net proceeds from note payable of $7,000, net proceeds from convertible note payable of $489,100, net proceeds from advances payable of $80,000 offset by repayments of advances payable of $42,280.

Cash Requirements

We are dependent on our product sales to fund our operations and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the three months ended January 31, 2022, the Company had net loss and cash used in operations of $2,896,336 and $1,432,527, respectively. At January 31, 2022, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $22,032,000, $4,247,562 and $533,318, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds in 2022 was primarily from the sale of common stock through private placements. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended January 31, 2022 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements. We believe the critical accounting policies in Note 2 to the condensed consolidated financial statements appearing in the consolidated financial statements for the three months ended January 31, 2022 affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of January 31, 2022 and October 31, 2021 include the assumptions used in the redemption recognition method for unredeemed gift cards, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on January 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Goodwill and indefinite lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors and overall company financial performance. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to its fair value. When the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recognized up to a maximum amount of the recorded goodwill related to the reporting unit. Goodwill impairment losses are not reversed. There was no impairment loss of goodwill or indefinite lived intangible assets for the three months ended January 31, 2022.

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

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company early adopted ASU 2020-06 during the three months ended January 31, 2022 and did not have a significant impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

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

With respect to the quarterly period ending January 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of January 31, 2022 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of January 31, 2022:

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

(3)	a lack of operational controls and lack of controls over assets by the acquired subsidiaries, and

(4)	a lack of adequate controls over the board of director’s approval and timely distribution and review of material contracts and agreements.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) for the period ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended January 31, 2022, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended January 31, 2022, the Company issued an aggregate of 1,378,399 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $991,168. There were no shares of common stock sold during the three months ended January 31, 2021.

2.	During the three months ended January 31, 2022, the Company issued, to several stockholders as consideration, an aggregate of 272,541 shares of common stock with grant date fair value of $276,896 or an average per share price of $1.02, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. The grant date fair value of the common stock was initially recorded in equity as deferred compensation and is being amortized over the lock up period of three-to-four-month period. During the three months ended January 31, 2022, the Company amortized $278,937 of the deferred compensation and was recorded as professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

3.	During the three months ended January 31, 2022, the Company issued 100,000 shares of common stock with grant date fair value of $100,000 based on the fair value of common stock on the date of grant, pursuant to an agreement which was recorded as deferred compensation and is being amortized over the 2-year term of the agreement. During the three months ended January 31, 2022, $146,615 of the deferred compensation was expensed as product development expense. As of January 31, 2022, there was $461,667 of deferred compensation related to the product development agreements.

4.	During the three months ended January 31, 2022, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.50 per share, and expires on May 18, 2025. These warrants have a grant date fair value of $36,777, recorded as professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

5.	During the three months ended January 31, 2022, the Company granted 60,000 shares of common stock with grant date fair value of $60,600 or $1.01 per share based on the market price of common stock on grant date, to a consultant for services. The grant fair value of the common stock of $60,600 was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations.

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

HOME BISTRO, INC.

Date: March 17, 2022	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)