Form 10-Q
period 2022-04-30
Home Bistro, Inc. /NV/
filed 2022-06-10
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022,

or

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

The number of outstanding shares of Home Bistro, Inc.’s common stock as of June 8, 2022 was 41,462,441.

HOME BISTRO, INC. AND SUBSIDIARIES

FORM 10-Q

APRIL 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2022	October 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$361,636	$2,275,397
Inventory	30,270	16,020
Prepaid expenses and other current assets	360,121	80,641

Total Current Assets	752,027	2,372,058

OTHER ASSETS:
Property and equipment, net	115,618	130,970
Finance lease right-of-use assets, net	147,597	181,015
Operating lease right-of-use assets, net	203,277	268,509
Intangible assets, net	2,775,440	3,225,361
Deposits	10,000	10,000
Goodwill	1,809,357	1,809,357

Total Assets	$5,813,316	$7,997,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$680,234	$568,302
Accrued expenses and other liabilities	163,874	181,037
Liabilities to be settled with common stock	-	209,688
Convertible notes payable, net of debt discount	78,325	550,638
Convertible notes payable - related party, net of debt discount	-	30,172
Notes payable - current portion	17,198	15,361
Advances payable	350,108	101,945
Derivative liabilities	19,476	86,884
Unredeemed gift cards	235,728	164,912
Financing lease liability - current portion	65,281	62,210
Operating lease liabilities - current portion	83,378	101,431
Common stock repurchase obligation	505,203	618,275

Total Current Liabilities	2,198,805	2,690,855

LONG-TERM LIABILITIES:
Financing lease liability - long-term portion	91,296	124,649
Operating lease liability- long-term portion	123,586	166,923
Notes payable - long-term portion	289,702	291,539

Total Liabilities	2,703,389	3,273,966

Commitments and contingency (Note 12):

STOCKHOLDERS’ EQUITY:
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 38,303,062 and 35,152,623 shares issued and outstanding as of April 30, 2022 and October 31, 2021, respectively	38,303	35,152
Additional paid-in capital	28,493,773	25,198,035
Deferred compensation	(336,666)	(1,374,219)
Accumulated deficit	(25,085,483)	(19,135,664)

Total Stockholders’ Equity	3,109,927	4,723,304

Total Liabilities and Stockholders’ Equity	$5,813,316	$7,997,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Product sales, net	$743,263	$328,024	$1,545,062	$727,051

Cost of sales	746,603	291,693	1,362,597	580,322

Gross profit	(3,340)	36,331	182,465	146,729

Operating Expenses:
Compensation and related expenses, includes $374,560 and $24,750 of stock-based compensation for the six months ended April 30, 2022 and 2021, respectively	704,098	97,785	991,677	165,822
Professional and consulting expenses, includes $2,243,591 and $150,000 of stock-based compensation for the six months ended April 30, 2022 and 2021, respectively	1,415,748	453,876	3,067,802	522,723
Professional and consulting expenses - related party	30,000	-	60,000	-
Product development expense, includes $271,614 and $0 of stock-based compensation for the six months ended April 30, 2022 and 2021, respectively	125,000	-	271,614	-
Selling and marketing expenses	223,485	135,308	588,069	211,248
General and administrative expenses	386,643	92,615	835,044	153,744

Total Operating Expenses	2,884,974	779,584	5,814,206	1,053,537

Loss from Operations	(2,888,314)	(743,253)	(5,631,741)	(906,808)

Other Income (Expense):
Interest expense, net	(173,399)	(452,571)	(385,486)	(471,342)
Change in fair value of derivative liabilities	8,230	150,006	67,408	182,321
Gain on extinguishment of debt	-	26,629	-	26,629
Gain on extinguishment of accounts payable	-	-	-	7,075

Total Other Expense, net	(165,169)	(275,936)	(318,078)	(255,317)

Net Loss	$(3,053,483)	$(1,019,189)	$(5,949,819)	$(1,162,125)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted	$(0.08)	$(0.05)	$(0.16)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	38,083,009	20,045,288	37,468,510	19,513,758

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

	Preferred Stock		Common Stock		Additional			Total
	Number of		Number of		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at October 31, 2021	-	$-	35,152,623	$35,152	$25,198,035	$(1,374,219)	$(19,135,664)	$4,723,304

Common stock issued for cash	-	-	1,378,399	1,378	989,790	-	-	991,168

Common stock issued for services and prepaid services	-	-	660,000	660	785,940	87,000	-	873,600

Common stock warrant issued for services	-	-	-	-	36,777	-	-	36,777

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	93,498	-	-	93,498

Common stock issued for product development agreements	-	-	100,000	100	99,900	46,614	-	146,614

Common stock issued pursuant to lock-up agreements	-	-	272,541	273	276,623	2,041	-	278,937

Net loss	-	-	-	-	-	-	(2,896,336)	(2,896,336)

Balance at January 31, 2022	-	-	37,563,563	37,563	27,480,563	(1,238,564)	(22,032,000)	4,247,562

Common stock warrant issued for stock based compensation	-	-	-	-	374,560	-	-	374,560

Common stock issued for cash	-	-	449,303	450	312,110	-	-	312,560

Common stock issued for services and prepaid services	-	-	-	-	-	663,000	-	663,000

Common stock issued for commitment fee	-	-	45,989	45	29,834	-	-	29,879

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	19,574	-	-	19,574

Common stock issued for product development agreements	-	-	-	-	-	125,000	-	125,000

Common stock issued pursuant to lock-up agreements	-	-	244,207	245	277,132	113,898	-	391,275

Net loss	-	-	-	-	-	-	(3,053,483)	(3,053,483)

Balance at April 30, 2022	-	$-	38,303,062	$38,303	$28,493,773	$(336,666)	$(25,085,483)	$3,109,927

	Preferred Stock		Common Stock		Additional			Total
	Number of		Number of		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance at October 31, 2020	-	$-	19,004,232	$19,004	$4,349,657	$-	$(6,238,085)	$(1,869,424)

Common stock issued as commitment fee	-	-	148,920	149	61,584	-	-	61,733

Common stock warrants issued for services	-	-	-	-	11,471	-	-	11,471

Net loss	-	-	-	-	-	-	(142,936)	(142,936)

Balance at January 31, 2021	-	-	19,153,152	19,153	4,422,712	-	(6,381,021)	(1,939,156)

Common stock issued for services and prepaid services	-	-	2,000,000	2,000	1,798,000	(1,650,000)	-	150,000

Common stock warrant issued for stock based compensation			25,000	25	24,725	-	-	24,750

Common stock and common stock warrants issued as commitment fee	-	-	450,000	450	299,826	-	-	300,276

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	145,636	-	-	145,636

Net loss	-	-	-	-	-	-	(1,019,189)	(1,019,189)

Balance at April 30, 2021	-	$-	21,628,152	$21,628	$6,690,899	$(1,650,000)	$(7,400,210)	$(2,337,683)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	April 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,949,819)	$(1,162,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,752	528
Amortization on intangible assets	449,921	-
Common stock and warrants issued for stock-based compensation	374,560	24,750
Common stock and warrants issued for services	-	11,471
Common stock and warrants issued for services and prepaid services	1,603,256	150,000
Common stock and warrants issued for product development	271,614	-
Common stock issued pursuant to lock-up agreements	670,212	-
Gain on extinguishment of accounts payable	-	(7,075)
Gain on extinguishment of debt	-	(26,629)
Amortization of debt discount on convertible notes payable and advances payable	284,183	432,014
Change in fair value of derivative liabilities	(67,408)	(182,321)
Change in operating assets and liabilities:
Inventory	(14,250)	-
Prepaid expenses and other current assets	(279,480)	(40,404)
Accounts payable	111,932	115,176
Accrued expense and other liabilities	(108,835)	(102,043)
Unredeemed gift cards	70,816	18,531

Net cash used in operating activities	(2,457,546)	(768,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,750)	(113,755)

Net cash used by investing activities	(11,750)	(113,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	1,303,728	-
Proceeds from note payable	-	7,000
Proceeds from convertible notes payable, net of debt discount	-	1,285,600
Proceeds from convertible note payable - related party, net of debt discount	-	100,000
Proceeds from advances payable	322,502	177,200
Repayment of convertible notes payable	(894,937)	(295,979)
Repayments of advance payable	(112,689)	(100,773)
Repayment of convertible notes payable - related party	(63,069)	-

Net cash provided by financing activities	555,535	1,173,048

Net Change in Cash	(1,913,761)	291,166

Cash - beginning of period	2,275,397	57,082

Cash - end of period	$361,636	$348,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$61,780	$16,491
Income taxes	$-	$-

Non-cash investing and financing activities:
Initial amount of ROU asset and related liability	$540,041	$-
Reduction of the repurchase obligation pursuant to the Put Option Agreement	$113,072	$145,636
Common stock and common stock warrants issued as commitment fee in connection with convertible notes payable, recorded as debt discount	$-	$300,276
Liabilities to be settled with common stock in connection with convertible notes payable	$-	$253,921
Initial derivative liability recorded in connection with convertible notes payable	$-	$355,411

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

On July 6, 2021, the Company entered and closed on an Agreement and Plan of Merger with the members of Model Meals, LLC (“Model Meals”), acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of common stock with grant date fair value of $ 2,028,393 (see Note 3) and were paid $60,000 in cash.

In January 2022, the Company’s board of directors and management changed the Company’s fiscal year end from December 31st to October 31st, effective immediately (see Note 2).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited consolidated financial statements of the Company and its active wholly owned subsidiaries, Home Bistro Holdings, Inc. and Model Meals LLC (acquired on July 6, 2021) for the period ending April 30, 2022. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2022.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the six months ended April 30, 2022, the Company had a net loss and cash used in operations of $5,949,819 and $2,457,546, respectively. At April 30, 2022, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $(25,085,483), $3,109,927 and $(1,446,778), respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds has primarily from the sale of common stock and the issuance of convertible debt notes. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of April 30, 2022 and October 31, 2021 include the assumptions used in the redemption recognition method for unredeemed gift cards, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At April 30, 2022 and October 31, 2021, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of April 30, 2022 and October 31, 2021, the bank balance was in excess of FDIC insured levels by approximately $112,000 and $2,025,000, respectively. The Company has not experienced any losses in such accounts through April 30, 2022.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on April 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Assets or liabilities measured at fair value on a recurring basis include embedded conversion options in convertible debt (see Note 4) and were as follows at April 30, 2022 and October 31, 2021:

	April 30, 2022			October 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$19,476	$—	$—	$86,884

A roll forward of the level 3 valuation financial instruments is as follows:

Six Months Ended April 30, 2022
(Unaudited)
Balance at October 31, 2021	$86,884
Change in fair value of derivative liabilities	(67,408)
Balance at April 30, 2022	$19,476

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

Goodwill and indefinite lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors and overall company financial performance. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to its fair value. When the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recognized up to a maximum amount of the recorded goodwill related to the reporting unit. Goodwill impairment losses are not reversed. There was no impairment loss of goodwill or indefinite lived intangible assets for the six months ended April 30, 2022.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Inventory

Inventory consists of non-perishable food items distributed by the Company and are stated at the lower of cost and net realizable value utilizing the first-in first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are based on estimates and included in cost of sales. As of April 30, 2022 and October 31, 2021, the inventory balances were insignificant and the Company determined that there was no allowance needed.

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

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $390,208 and $151,979 for the six months ended April 30, 2022 and 2021, respectively. Shipping and handling costs charged to customers are included in product sales.

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

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $588,069 and $211,248, for the six months ended April 30, 2022 and 2021, respectively, which are presented on the accompanying unaudited consolidated statement of operations as selling and marketing expenses.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the six months ended April 30, 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

The potentially dilutive common stock equivalents as of April 30, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	April 30,
	2022	2021
Common Stock Equivalents:
Stock Warrants	16,345,066	11,866,896
Convertible Notes	159,562	2,211,779
Total	16,504,628	14,078,675

Concentration Risk

The Company purchased approximately 100% of its food products from one vendor during the six months ended April 30, 2021. The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of April 30, 2021, the Company had no accounts payable balance to this vendor.

During the six months ended April 30, 2022, the Company had two kitchen facilities located at Pembroke Pines, FL 33009 and Santa Ana, CA. The Company started producing and packaging its food products at these locations in addition to purchasing food products from other vendors which mitigated this concentration risk.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

APRIL 30, 2022

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

On July 6, 2021, the Company entered and closed on an Agreement and Plan of Merger with the members of Model Meals, acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received an aggregate of 2,008,310 shares of common stock with grant date fair value of $ 2,028,393 (see Note 1) and were paid $60,000 in cash. The shares are subject to a 24-month Lockup and Leak-Out Agreement and were issued pursuant to Section 4(a)(2) of the Securities Act. The acquisition of Model Meals will allow the Company the ability to increase its customer base, geographic distribution area, and prepared meals available on its ecommerce sights.

Further, on August 12, 2021, the Company filed, an amended current report Form 8-K/A, Model Meals’; (i) audited balance sheets and audited statement of operations as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, respectively,; (ii) unaudited balance sheet and unaudited statement of operations as of March 31, 2021 and for the three months ended March 31, 2021, respectively, and; (iii) unaudited pro forma combined financial information derived by the application of pro forma adjustments to the historical consolidated financial statements of the Company and Model Meals which gives effect to the Acquisition between the Company and Model Meals as if the Acquisition had occurred on January 1, 2020 with respect to the unaudited annual pro forma combined statement of operation, and as of January 1, 2021 for the three months ended March 31, 2021 unaudited pro forma combined statement of operation, and as of March 31, 2021 with respect to the unaudited pro forma combined balance sheets.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

The following unaudited pro forma consolidated results of operations for the six months ended April 30, 2021 have been prepared as if the acquisition of Model Meals had occurred as of the beginning of the period:

Six Months Ended
April 30, 2021
(Unaudited)
Net Revenues	$2,031,170
Net Loss	$(1,353,366)
Net Loss per Share	$(0.07)

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

On June 24, 2021, the Company entered into a licensing agreement (“License Agreement”) with a celebrity chef and majority member interest holder of Homemade Meals, LLC (“Homemade Meals”). As a condition to finalizing the License Agreement, the Company executed a Membership Interest Purchase Agreement (the “Member Agreement”) and issued an aggregate of 2,266,667 shares of common stock to other members of Homemade Meals with an aggregate fair value of $2,969,334, based on the market price of common stock on the close date of October 25, 2021. The shares issued to the other members were consideration to terminate an exclusivity and non-compete agreement the celebrity chef had with Homemade Meals. Further, the Company issued the celebrity chef 2,000,000 shares of common stock with a fair value of $2,620,000, based on the market price of common stock on the close date of Company’s common stock. The Company’s primary reason for acquiring the membership interests in Homemade Meals was to terminate the non-compete agreement between the celebrity chef and Homemade Meals, thereby enabling the celebrity chef to execute the License Agreement with the Company. At the time of execution of the Member Agreement, Homemade meals held no significant assets and had no business operations, and the Member Agreement was solely executed to terminate the exclusivity and non-compete agreement the celebrity chef had with Homemade Meals. The Company recorded the shares given to the celebrity chef and the members of Homemade Meals has two separate transactions.

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

Therefore, in accordance with ASC 805-10-25-21, the Company accounted for the 2,000,000 shares of common stock with fair value of $2,620,000, based on the market price of common stock on the acquisition date, issued to the celebrity chef as the cost of the License Agreement which was recorded as an intangible asset in the accompanying consolidated balance sheet and will be amortized over the three-year term of the License Agreement. In addition, the aggregate of 2,266,667 shares of common stock issued to other members with an aggregate fair value of $2,969,334, based on the market price of common stock on the acquisition date, was accounted for as compensation to terminate the exclusivity and non-compete agreement and was recorded as product development expense in the accompanying consolidated statement of operations.

Goodwill

	Estimated Life	April 30, 2022	October 31, 2021
		(Unaudited)
Goodwill	Indefinite	$1,809,357	$1,809,357
Less: Impairment		—	—
Goodwill, net		$1,809,357	$1,809,357

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Intangible Assets

	Estimated Life	April 30, 2022	October 31, 2021
		(Unaudited)
Computer software	3.5 years	$66,198	$66,198
Customer relationships	7 years	43,000	43,000
Trademark	Indefinite	505,000	505,000
License agreement	3 years	2,620,000	2,620,000
Total		3,234,198	3,234,198
Less: Accumulated amortization		(458,758)	(8,837)
Intangible assets, net		$2,775,440	$3,225,361
Intangible assets with a finite life, net		$2,270,440	$2,720,361

During the three and six months ended April 30, 2022, the Company recorded a total of $224,960 and $449,921, respectively, of amortization expense related to the intangible assets.

Amortization of intangible assets attributable to future periods is as follows:

Year ending October 31:	Amount
2022	$449,924
2023	899,845
2024	898,147
2025	6,143
2026	6,143
2027	6,143
2028	4,096
Total	$2,270,440

NOTE 5 – CONVERTIBLE NOTES

At April 30, 2022 and October 31, 2021, the convertible debt consisted of the following:

	April 30, 2022	October 31, 2021
	(Unaudited)
Principal amount	$133,242	$1,028,179
Less: debt discount	(54,917)	(477,541)
Convertible notes payable, net	$78,325	$550,638

Principal amount – related party	$—	$63,069
Less: debt discount – related party	—	(32,897)
Convertible note payable - related party, net	$—	$30,172

Total convertible notes payable, net	$78,325	$580,810

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

January 2021 Financing

January 2021 Note II

On January 27, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $330,000 (the “January 2021 Note II”) with the Company receiving $300,000 in net proceeds, net of $33,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 150,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 150,000 shares of common stock (the “January 2021 Warrant II”, and together with the January 2021 SPA II and the January 2021 Note II, the “January 2021 Agreements II”). The 150,000 shares of common stock and 150,000 warrants issued were valued at $85,981 and $31,821, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $93,750, all recorded as a debt discount to be amortized over the twelve-month term of the note. The January 2021 Note II matures on February 1, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the January 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $39,600 beginning May 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the January 2021 Note II at any time or times on or after the occurrence of an Event of Default. The January 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The January 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The January 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $213,570 of principal and $24,030 of accrued interest. During the six months ended April 30, 2022, the Company paid the remaining $116,430 of principal and $2,370 of accrued interest. As of April 30, 2022, and October 31, 2021, the January 2021 Note II had outstanding principal and accrued interest of $0 and $116,430, respectively.

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

March 2021 Financings

March 2021 Note I

On March 22, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note I”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant I”, and together with the March 2021 SPA I and the March 2021 Note I, the “March 2021 Agreements I”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $6,949 and $1,346, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $5,133, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note I mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note I immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note I at any time or times on or after the occurrence of an Event of Default. The March 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $23,467 of the principal and $2,353 of accrued interest. During the six months ending April 30, 2022, the Company paid the remaining $31,533 of the principal and $742 of accrued interest. As of April 30, 2022 and October 31, 2021, the March 2021 Note I had outstanding principal of $0 and $31,533, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

March 2021 Note III – Related Party

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA III”) with an investor, who is also a major stockholder and director and considered to be a related party, for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA III, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note III”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortize over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant III”, and together with the March 2021 SPA III and the March 2021 Note III, the “March 2021 Agreements III”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $23,718 and $7,924, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $22,250, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note III mature on March 30, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note III immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note III at any time or times on or after the occurrence of an Event of Default. The March 2021 Note III is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements III contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA III also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $46,931 of principal and $4,714 of accrued interest. During the six months ended April 30, 2022, the Company paid the remaining $63,069 of principal and $1,487 of accrued interest. As of April 30, 2022 and October 31, 2021, the March 2021 Note III had outstanding principal of $0 and $63,069 respectively.

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

March 2021 Note V

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA V”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA V, the Company; (i) issued a convertible note with principal amount of $165,000 (the “March 2021 Note V”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 75,000 shares of common stock (the “March 2021 Warrant V”, and together with the March 2021 SPA V and the March 2021 Note V, the “March 2021Agreements V”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $36,499 and $12,352, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $34,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note V mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note V immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $20,167 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the March 2021 Note V at any time or times on or after the occurrence of an Event of Default. The March 2021 Note V is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements V contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA V also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $68,191 of principal and $12,477 of accrued interest. During the six months ended April 30, 2022, the Company paid the remaining $96,809 of principal and $4,025 of accrued interest. As of April 30, 2022 and October 31, 2021, the March 2021 Note V had outstanding principal of $0 and $96,809, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

April 2021 Financing

On April 7, 2021, the Company closed a Securities Purchase Agreement dated March 29, 2021 (the “April 2021 SPA”) with an investor for the sale of the Company’s convertible note. Pursuant to the April 2021 SPA, the Company; (i) issued a convertible note with principal amount of $165,000 (the “April 2021 Note”) with the Company receiving $146,500 in net proceeds, net of $15,000 of OID and $3,500 of legal fees; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 75,000 shares of common stock (the “April 2021 Warrant”, and together with the April 2021 SPA and the April 2021 Note, the “April 2021Agreements”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $31,913 and $9,669, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $27,375, recorded as a debt discount to be amortized over the twelve-month term of the note. The April 2021 Note I mature on March 30, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the April 2021 Note immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $19,800 due on the first day of each month, beginning July 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the April 2021 Note at any time or times on or after the occurrence of an Event of Default. The April 2021 Note is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The April 2021 Agreements contain other provisions, covenants, and restrictions common with this type of debt transaction. The April 2021 SPA also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $69,316 of principal and $9,884 of accrued interest. During the six months ended April 30, 2022, the Company paid the remaining $95,684 of principal and $3,316 of accrued interest. As of April 30, 2022 and October 31, 2021, the April 2021 Note had outstanding principal of $0 and $95,684, respectively.

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

May 2021 Financings

May 2021 Note I

On May 17, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $132,000 (the “May 2021 Note I”) with the Company receiving $111,700 in net proceeds, net of $12,000 of OID and $8,300 of legal fees; (ii) issued 60,000 shares of common stock (the “First Commitment Shares”) as commitment fee and shall issue 165,000 shares of common stock (the “Second Commitment Shares”) issued as a returnable commitment fee, accordingly, the Company deems the Second Commitment Shares as unissued for accounting purposes and; (iii) issued warrant to purchase up to 60,000 shares of common stock (the “May 2021 Warrant I”, and together with the May 2021 SPA I and the May 2021 Note I, the “May 2021 Agreements I”). The 60,000 shares of common stock and 60,000 warrant issued were valued at $26,824 and $9,767, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $26,700, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note I matures on May 10, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date; in an event of default, the interest rate shall increase to 16% per annum. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $15,667 due on the first day of each month, beginning August 9, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note I at any time or times on or after the occurrence of an event of default. The May 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The May 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $41,159 of principal and $5,842 of accrued interest. During the six months ended April 30, 2022, the Company paid the remaining $90,841 of principal and $3,161 of accrued interest. As of April 30, 2022 and October 31, 2021, the May 2021 Note I had outstanding principal of $0 and $90,841, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

May 2021 Note II

On May 28, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $285,000 (the “May 2021 Note II”) with the Company receiving $250,000 in net proceeds, net of $28,500 of OID and $6,500 of legal fees; (ii) issued 150,000 shares of common stock (the “Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 150,000 shares of common stock (the “May 2021 Warrant II”, and together with the May 2021 SPA II and the May 2021 Note II, the “May 2021Agreements II”). The 150,000 shares of common stock and 150,000 warrant issued were valued at $69,583 and $30,326, respectively, using the relative fair value method, all recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note II matures on May 26, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $31,350 due on the first day of each month, beginning August 26, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the May 2021 Note II at any time or times on or after the occurrence of an event of default. The May 2021 Note II is convertible at a conversion price of $0.70 (“Conversion Price”). The May 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $48,219 of principal and $14,481 of accrued interest. During the six months ended April 30, 2022, the Company paid $205,832 of principal and $13,618 of accrued interest. As of April 30, 2022 and October 31, 2021, the May 2021 Note II had outstanding principal of $30,949 and $236,781, respectively.

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

September 2021 Financings

September 2021 Note I

On September 1, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $110,000 (the “September 2021 Note I”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID; (ii) issued 50,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 50,000 shares of common stock (the “September 2021 Warrant I”, and together with the September 2021 SPA I and the September 2021 Note I, the “September 2021 Agreements I”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,877 and $9,493, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the nine-month term of the note. The September 2021 Note I matures on June 1, 2022 and a one-time OID charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $13,444 due on the first day of each month, beginning October 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the September 2021 Note I at any time or times on or after the occurrence of an event of default. The September 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the six months ended April 30, 2022, the Company paid $96,813 of principal and $10,739 of accrued interest. As of April 30, 2022 and October 31, 2021, the September 2021 Note I had outstanding principal of $13,187 and $110,000, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

September 2021 Note II

On September 8, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $250,000 (the “September 2021 Note II”) with the Company receiving $218,250 in net proceeds, net of $25,000 of OID and $6,750 of legal fees; (ii) issued 114,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 114,000 shares of common stock (the “September 2021 Warrant II”, and together with the September 2021 SPA II and the September 2021 Note II, the “September 2021 Agreements II”). The 114,000 shares of common stock and 114,000 warrant issued were valued at $59,468 and $21,004, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the twelve-month term of the note. The September 2021 Note II matures on August 1, 2022 and 10% of OID was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $30,556 due on the first day of each month, beginning December 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the September 2021 Note II at any time or times on or after the occurrence of an event of default. The September 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the six months ended April 30, 2022, the Company paid $160,894 of principal and $22,442 of accrued interest. As of April 30, 2022 and October 31, 2021, the September 2021 Note II had outstanding principal of $89,106 and $250,000, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Commitment Share True-Up Provision

The March Financings, April 2021 Financing and May 2021 Note I (collectively as “Notes”), as discussed above, included a Commitment Share True-Up provision whereby if during the period beginning on the six-month anniversary of the date of the closing date and ending on the later of (i) the maturity date, or (ii) the date on which the Notes, is fully satisfied and cancelled (the “True-Up Period”), the then lowest traded price of the Company’s common stock (“Common Stock”) for any Trading Day within the True-Up Period (“Subsequent Share Price”), as reported on the Company’s principal market, is less than the closing price of the Company’s common stock on the closing date of each Note, then the Company shall, within three (3) trading days of holder’s provision of written notice in (“True-Up Notice”), issue and deliver to the holder an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to (X) the quotient of the Commitment Value (as defined below) divided by the Subsequent Share Price, multiplied by 1.5, less (Y) the Commitment Shares. The “Commitment Value” shall mean the product of the Commitment Shares multiplied by the closing price of the Company’s common stock on the Closing Date of each Note. Any additional shares of Common Stock issuable as defined in the Notes (“True-up Shares”), if required to be issued shall be issued provided however, that in no event shall the holder be entitled to receive shares of common stock in excess of the amount that would result in beneficial ownership by the holder and its affiliates of 4.99% of the outstanding shares of Common Stock at that time. For purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The Company shall at all times reserve shares of its Common Stock for Holder in an amount equal to 300% multiplied by (X) the quotient of the Commitment Value divided by the lowest traded price of the Common Stock during the five Trading Days immediately preceding the respective date of calculation, multiplied by 1.5, less (Y) the Original Shares. At the inception of the respective Notes, the value of the true-up shares is based on a fixed monetary amount known at inception to be settled with a variable number of shares if triggered which reflects stock settled debt. During the six months ended April 30, 2022, the Company fully repaid all Notes that included the Commitment Share True-Up Provision resulting in the reduction in the accrued True-up Shares of $209,688 which was netted with the interest expense in the accompanying unaudited consolidated statement of operations. As of April 30, 2022 and October 31, 2021, the Commitment Share True-up had an aggregate fixed monetary value of $0 and $209,688, respectively, which is reflected as liability to be settled with common stock in the accompanying unaudited consolidated balance sheets.

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

At April 30, 2022, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $67,408 for the six months ended April 30, 2022.

During the six months ended April 30, 2022, the fair value of the derivative liabilities were estimated using the Monte Carlo Valuation Model with the following assumptions (see Note 2):

April 30, 2022
Dividend rate	—%
Term (in years)	0.09 to 0.50
Volatility	90%
Risk—free interest rate	0.04 to 0.49%
Default probability	12.5%

For the six months ended April 30, 2022 and 2021, amortization of debt discounts related to the convertible notes amounted to $455,521 and $432,014 and, included as interest expense on the accompanying unaudited consolidated statements of operations. At April 30, 2022 and October 31, 2021 the unamortized debt discount was $54,917 and $510,438, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

NOTE 6 – NOTES PAYABLE

Notes payable is summarized below:

	April 30, 2022	October 31, 2021
	(Unaudited)
Principal amount	$306,900	$306,900
Less: current portion	(17,198)	(15,361)
Notes payable - long term portion	$289,702	$291,539

Minimum principal payments under notes payable are as follows:

Year ended October 31, 2022 (remaining)	$15,620
Year ended October 31, 2023	6,369
Year ended October 31, 2024	6,608
Year ended October 31, 2025	6,859
Thereafter	271,444
Total principal payments	$306,900

Economic Injury Disaster Loan

On May 20, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $149,900, net of $100 processing fee, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments in the amount of $731, including principal and interest, are due monthly beginning May 20, 2021 (twelve months from the date of the SBA Note). The balance of principal and interest is payable thirty years from the date of the SBA Note. As of April 30, 2022 and October 31, 2021, the SBA Note had outstanding principal balance of $149,900. As of April 30, 2022 and October 31, 2021, the SBA Note had an accrued interest of $10,942 and $8,152, respectively, reflected in the accompanying unaudited consolidated balance sheets under accrued expense and other liabilities.

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of April 30, 2022 and October 31, 2021, the SBA Note had an outstanding principal balance of $150,000. As of April 30, 2022 and October 31, 2021, the SBA Note had accrued interest of $10,510 and $7,721, respectively, reflected in the accompanying unaudited consolidated balance sheets under accrued expense and other liabilities.

November Note Payable

On November 12, 2020, the Company entered into a Note Agreement with an investor for the sale of the Company’s note (the “Note”). Pursuant to the terms provided for in the Note Agreement, the Company issued to the investor a Note and the Company received proceeds in the amount of $7,000. The Note bears an interest of 5% per annum and matured on November 12, 2021. This Note is currently in default. As of October 31, 2021, the Note had an outstanding principal balance of $7,000 and accrued interest of $338 and as of April 30, 2022, the Note had an outstanding principal balance of $7,000 and accrued interest of $512, reflected in the accompanying unaudited consolidated balance sheets under accrued expense and other liabilities.

NOTE 7 – ADVANCE PAYABLE

On July 9, 2021, the Company entered into a capital advance agreement with Shopify (“July Advance Agreement”). Under the terms of the July Advance Agreement, the Company has received $95,000 of principal and will repay $107,350 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the transition period ending October 31, 2021, the Company paid $27,056 of the outstanding balance. During the six months ended April 30, 2022, the Company repaid all of the outstanding balance.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

On August 31, 2021, the Company entered into a capital advance agreement with Shopify (“August Advance Agreement”). Under the terms of the August Advance Agreement, the Company has received $34,000 of principal and will repay $38,420 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the six months ended April 30, 2022, the Company paid $28,593 of the outstanding balance. The advance has an outstanding balance of $5,407 as of April 30, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

On April 5, 2022, the Company entered into a capital advance agreement with PayPal (“PayPal Advance Agreement I”). Under the terms of the PayPal Advance Agreement I, the Company received $25,000 of principal and will repay $27,502 by remitting 30% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $2,502 of debt discount which was amortized immediately to interest expense. During the six months ended April 30, 2022, the Company paid $2,140 of the outstanding balance. The advance has an outstanding balance of $25,362 as of April 30, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

On April 6, 2022, the Company entered into a capital advance agreement with Shopify (“April Advance Agreement I”). Under the terms of the April Advance Agreement I, the Company received $23,000 of principal and will repay $25,990 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $2,990 of debt discount which was amortized immediately to interest expense. The advance has an outstanding balance of $25,990 as of April 30, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

On April 6, 2022, the Company entered into a capital advance agreement with Shopify (“April Advance Agreement II”). Under the terms of the April Advance Agreement II, the Company received $120,000 of principal and will repay $135,600 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $15,600 of debt discount which was amortized immediately to interest expense. During the three months ended April 30, 2022, the Company paid $11,089 of the outstanding balance. The advance has an outstanding balance of $124,511 as of April 30, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

On April 6, 2022, the Company entered into a capital advance agreement with Shopify (“April Advance Agreement III”). Under the terms of the April Advance Agreement III, the Company received $42,000 of principal and will repay $47,460 by remitting 30% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $5,460 of debt discount which was amortized immediately to interest expense. During the six months ended April 30, 2022, the Company paid $2,922 of the outstanding balance. The advance has an outstanding balance of $44,538 as of April 30, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

On April 16, 2022, the Company entered into a capital advance agreement with Shopify (“April Advance Agreement IV”). Under the terms of the April Advance Agreement III, the Company received $110,000 of principal and will repay $124,300 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $14,300 of debt discount which was amortized immediately to interest expense. The advance has an outstanding balance of $124,300 as of April 30, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

NOTE 8 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of April 30, 2022 and October 31, 2021 are summarized as follows:

	April 30, 2022	October 31, 2021
	(Unaudited)
Beginning balance	$164,912	$48,311
Acquired gift card liability (see Note 3)	—	87,260
Sale and issuance of gift cards	173,744	186,749
Revenue from breakage	—	(60,515)
Gift card redemptions	(102,928)	(96,893)
Ending balance	$235,728	$164,912

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

For the six months ended April 30, 2022, total rent expense amounted to $128,639 which is included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the operating lease liabilities was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

	April 30, 2022	October 31, 2021
	(Unaudited)
Operating ROU assets	$336,614	$336,614
Less accumulated reductions	(133,337)	(68,105)
Balance of Operating ROU assets, net	$203,277	$268,509

Operating lease liabilities related to the Operating ROU assets is summarized below:

	April 30, 2022	October 31, 2021
	(Unaudited)
Operating lease liabilities	$339,532	$339,532
Reduction of operating lease liabilities	(132,568)	(71,178)
Total	206,964	268,354
Less: short term portion	(83,378)	(101,431)
Long term portion	$123,586	$166,923

Future minimum operating lease payments under the operating lease agreements at April 30, 2022 are as follows:

Year	Amount
Ending October 31, 2022 (remaining)	$49,579
Ending October 31, 2023	102,846
Ending October 31, 2024	79,991
Total minimum non-cancellable operating lease payments	232,416
Less: discount to fair value	(25,452)
Total operating lease liabilities at April 30, 2022	$206,964

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Financing right-of-use (“Financing ROU”) asset is summarized below:

	April 30, 2022	October 31, 2021
	(Unaudited)
Financing ROU assets	$200,509	$200,509
Less accumulated depreciation	(52,912)	(19,494)
Balance of financing ROU assets, net	$147,597	$181,015

For the three and six months ended April 30, 2022, depreciation expense related to Financing ROU assets amounted to $16,709 and $33,418, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	April 30, 2022	October 31, 2021
	(Unaudited)
Financing lease payables for equipment	$200,509	$200,509
Reduction of financing lease liability	(43,932)	(13,650)
Total	156,577	186,859
Less: short term portion	(65,281)	(62,210)
Long term portion	$91,296	$124,649

Future minimum lease payments under the financing lease agreement at April 30, 2022 are as follows:

Year	Amount
Year ending October 31, 2022 (remaining)	$39,000
Year ending October 31, 2023	78,000
Year ending October 31, 2024	58,500
Total minimum non-cancellable financing lease payments	175,500
Less: discount to fair value	(18,923)
Total financing lease liabilities at April 30, 2022	$156,577

NOTE 10 – RELATED PARTY BALANCES AND TRANSACTIONS

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount incurred and paid to the related entity during the six months ended April 30, 2022 and 2021 was $159,748 and $82,358, respectively, which is included in cost of goods sold in the accompanying unaudited consolidated statement of operations. There were no amounts due to this related party for these services as of April 30, 2022 and October 31, 2021.

See also related party convertible note in Note 5 – March 2021 Note III – Related Party.

See consulting agreement in Note 12 – Consulting Agreement – Related Party

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.001.

Common Stock

Shares Authorized

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Common Stock Issued for Cash

●	During the six months ended April 30, 2022, the Company issued an aggregate of 1,827,702 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $1,303,728. There were no shares of common stock sold during the six months ended April 30, 2021.

Common Stock Issued for Services and Prepaid Services

●	April 1, 2021, the Company issued an aggregate of 2,000,000 shares of common stock with grant date fair value of $1,800,000 or $0.90 per share based on the market price of common stock on grant date, to a consultant pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the twelve-month service period. During the six months ended April 30, 2022 and 2021, the Company amortized $750,000 and $150,000 of the deferred compensation related to this consulting agreement, respectively, which was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations. As of April 30, 2022 and 2021, there were $0 and $1,650,000, respectively, of deferred compensation related to this consulting agreement.

●	On November 8, 2021, the Company issued an aggregate of 600,000 shares of common stock with grant date fair value of $726,000 or $1.21 per share based on the market price of common stock on grant date, to a consultant pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the six-month service period. During the six months ended April 30, 2022, the Company amortized the $726,000 of the deferred compensation which was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations. As of April 30, 2022, there was no deferred compensation related to this consulting agreement.

●	During the six months ended April 30, 2022, the Company granted 60,000 shares of common stock with grant date fair value of $60,600 or $1.01 per share based on the market price of common stock on grant date, to a consultant for services. The grant fair value of the common stock of $60,600 was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations.

Common Stock for Commitment Fee with Convertible Notes Payable

●	In December 2020, the Company issued an aggregate of 119,535 shares of common stock valued at $38,264 using the relative fair value method to two non-affiliate investors as commitment fee in connection with the December 2020 Financings which was recorded as debt discount which will be amortized over the life of the notes.

●	On January 12, 2021, the Company issued 29,385 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement, valued at $23,469 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On February 3, 2021, the Company issued 150,000 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement, valued at $85,981 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 22, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $6,949 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

●	On March 29, 2021, the Company issued 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $24,504 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 50,000 shares of common stock to a related party investor as commitment fee pursuant to a securities purchase agreement, valued at $23,718 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $11,845 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 31, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $36,499 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On April 7, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $30,947 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	During the six months ended April 30, 2022, the Company granted 45,989 shares of common stock with grant date fair value of $29,879 or $0.65 per share based on the market price of common stock on grant date, to a convertible note holder as a commitment fee. The grant fair value of the common stock of $29,879 was charged to interest expense in the accompanying unaudited consolidated statements of operations.

Common Stock Issued Pursuant to Lock-Up & Leak Out Agreements

●	During the six months ended April 30, 2022, the Company issued as consideration, to several stockholders, an aggregate of 516,748 shares of common stock with grant date fair value of $554,273 or an average per share price of $1.07, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. The grant date fair value of the common stock was initially recorded in equity as deferred compensation and is being amortized over the lock up period of three-to-four- months through April 30, 2022. During the six months ended April 30, 2022, the Company amortized $670,212 including $113,898 of deferred compensation as of October 31, 2021, of deferred compensation which was recorded as professional and consulting expenses in the accompanying unaudited consolidated statement of operations. As of April 30, 2022, there were no deferred compensation related to the Lock-Up & Leak Out Agreements.

Common Stock Issued Pursuant to Product Development Agreements

●	During the six months ended April 30, 2022, the Company issued 100,000 shares of common stock with grant date fair value of $100,000 based on the fair value of common stock on the date of grant, pursuant to an agreement which was recorded as deferred compensation and is being amortized over the 2-year term of the agreement. During the six months ended April 30, 2022, $271,614 of the deferred compensation was expensed as product development expense in the accompanying unaudited consolidated statements of operations related to shares issued in connection with joint product development agreements. As of April 30, 2022, there was $336,666 of deferred compensation related to the product development agreements.

Common Stock Issued Pursuant to Stock-Based Compensation

●	On April 29, 2021, the Company issued 25,000 shares of common stock with an aggregate grant date fair value of $24,750 or $0.99 per share based on the market price of common stock on grant date, to a board member for services rendered and was charged to compensation and related expenses in the accompanying condensed consolidated statements of operations.

Stock Warrants

Warrants Issued Pursuant to Stock-Based Compensation

●	On March 25, 2022, the Company issued to two executives fully vested warrants to purchase up to an aggregate of 250,000 shares of the Company’s common stock, in connection with their employment agreements dated March 25, 2022. These warrants are exercisable, in whole or in part, upon issuance at $0.001 per share, and expire on March 25, 2027. These warrants have an aggregate grant date fair value of $374,560 or $1.50 per share based on the market price of common stock on grant date, recorded as compensation expense in the accompanying unaudited consolidated statements of operations.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Warrants Issued for Professional Services

●	During the six months ended April 30, 2021, the Company issued fully vested warrants to purchase up to 10,640 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.27 per share, and expires on December 8, 2025. These warrants have a grant date fair value of $11,471, recorded as professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

●	During the six months ended April 30, 2022, the Company issued fully vested warrants to purchase up to 100,000 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.50 per share, and expires on May 18, 2025. These warrants have a grant date fair value of $36,777, recorded as professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

Warrants for Commitment Fee with Convertible Notes Payable

●	On January 27, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $31,821 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 22, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $1,346 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 25, 2021, the Company issued warrant to purchase up to 78,250 shares of common to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $4,744 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $8,350 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a related party investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $7,924 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 30, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $3,957 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $12,352 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 55,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $6,173 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On April 7, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $9,669 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

Dividend rate	—%
Term (in years)	2.5 to 5 years
Volatility	69%
Risk-free interest rate	0.14% to 0.27%

A summary of the Company’s outstanding stock warrants as of April 30, 2022 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on October 31, 2021	15,745,076	$0.170	7.4
Issued for services	100,000	1.500	4.1
Issued pursuant to employment agreements	500,000	0.001	4.9
Balance on April 30, 2022	16,345,076	$0.170	6.9

Stock warrants exercisable on April 30, 2022	16,345,076	$0.170	6.9

Certain exercisable stock warrants had per share intrinsic value of $0.49 at April 30, 2022, totaling $7,431,276.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On October 1, 2021, the Company entered into an employment agreement (“Duchman Employment Agreement”) with Zalmi Scher Duchman to serve as the Company’s Chief Executive Officer. The Duchman Employment Agreement has a term of three years (“Term”) from the effective date and provides for (i) an annual salary of $120,000 and (ii) a one-time warrant grant of 2,000,000 shares of common stock, with grant a date fair value of $2,714,971, which vested upon issuance, exercisable at $0.001 and expires on October 1, 2026. Mr. Duchman is entitled to vacation, sick and holiday pay and other benefits, in accordance with the Company’s policies established and in effect from time to time. The Company may terminate the Mr. Duchman for cause (as defined in the Duchman Employment Agreement) by giving Mr. Duchman written notice approved by the Board of Directors (“Board”) of such termination, such notice (i) to state in detail the particular act or acts or failure or failures to act that constitute the grounds on which the proposed termination for cause is based and (ii) to be given within six months of the Board learning of such act or acts or failure or failures to act. The Duchman Employment Agreement may be terminated at Board’s discretion during the Term, provided that if Mr. Duchman is terminated without cause, the Company shall pay to Mr. Duchman an amount calculated by multiplying Mr. Duchman monthly salary, at the time of such termination, times the number of months remaining in the Term.

On March 25, 2022, the Company entered into an employment agreement (“May Employment Agreement”) with Camille May to serve as the Company’s Chief Financial Officer. The May Employment Agreement has a term of two years (“Term”) from the effective date and provides for (i) an annual salary of $120,000 and (ii) a one-time warrant grant of 250,000 shares of common stock, with grant a date fair value of $187,280, which vested upon issuance, exercisable at $0.001 and expires on March 27, 2027. Ms. May is entitled to vacation, sick and holiday pay and other benefits, in accordance with the Company’s policies established and in effect from time to time. The Company may terminate the Ms. May for cause (as defined in the May Employment Agreement) by giving Ms. May written notice approved by the Board of Directors of such termination.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. The former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. As of April 30, 2022 and October 31, 2021, the balance remaining due on this obligation were $21,400 and $22,900, respectively, included in accounts payable on the accompanying unaudited consolidated balance sheets.

Put Option Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement also referred to herein as Market Period. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars also referred to herein as Total Investment in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expires fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded a common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying consolidated balance sheets as common stock repurchase obligation, and reduction of additional paid in capital upon entering the Put Option Agreement. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. During the ten months ended October 31, 2021, the Company recorded a reduction of $681,726. During the six months ended April 30, 2022, the Company recorded a reduction of $113,072. As of April 30, 2022, the Company has recorded an aggregate reduction of $794,799 for net proceeds realized by the stockholder on sale of Company common stock which was reclassified to additional paid in capital. As of April 30, 2022 and October 31, 2021, the Company had $0.5 and $0.6 million of common stock repurchase obligation outstanding, respectively.

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

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty (“GMR”) payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. The GMR is expensed to cost of sales over the term of the Development Agreement. During the ten months ended October 31, 2021, the Company paid an aggregate of $78,260 of accrued royalty fee. During the six months ended April 30, 2022, the Company paid an aggregate of $41,170 of accrued royalty fee. During the six months ended April 30, 2022, the Development Agreement was amended by both parties whereby the minimal royalty payment of $109,210 was extended through December 31, 2021 and the increased GMR of $218,380 would begin January 1, 2022 and the $436,770 GMR January 1, 2023. As of April 30, 2022 and October 31, 2021, a total of $33,486 and $71,896 of accrued royalty fee, respectively, was reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheets.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Hungry Fan a guaranteed minimum compensation of $24,000 over twelve months (the “GMC”), to be paid in instalments of $2,000 per month, by the 10th business day of the following month in which the Hungry Fan Commission was earned. The Parties agree that the Hungry Fan Royalty shall be credited against the Guarantee received to date. During the transitional period ending October 31, 2021, the Company paid $14,000 of GMC. During the six months ended April 30, 2022, the Company paid an aggregate of $6,000 of accrued royalty fee. As of April 30, 2022 and October 31, 2021, $4,000 and $1,000 of accrued royalty fee, respectively, was reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheet.

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

For the use of Red Velvet Desserts and all associated intellectual property for the benefit of the Red Velvet Desserts, Bistro shall pay to Red Velvet the following: (i) 10% of all Net Revenue generated from the sale of the Red Velvet Desserts (the “Velvet Desserts Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Red Velvet Desserts less discounts and returns. The Velvet Desserts Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Red Velvet Desserts dedicated code was used at the time of purchase (“Velvet Desserts Commission”). The Velvet Desserts Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Commission was earned. During the ten months ended October 31, 2021, Red Velvet earned $198 of royalty fees pursuant to terms of the Development Agreement. As of April 30, 2022 and October 31, 2021, $198 of accrued royalty fee was reflected under accrued expense and other liabilities in the accompanying consolidated balance sheet.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Roblé a guaranteed minimum compensation of $36,000 for twelve months (the “GMC”) as follows: (i) $9,000 upon the Company’s receipt and approval of all recipes submitted by Roblé; (ii) $9,000 upon the commencement of selling of the Roblé Meals (“Selling Date”); (iii) $3,000 per month for a period of six months, commencing the month immediately following the Selling Date. The total aggregate compensation paid to Roblé shall be reduced by the GMC. During the transitional period ending October 31, 2021, the first condition has been satisfied by both parties and the Company paid $9,000 the GMC. As of April 30, 2022 and October 31, 2021, there were no accrued GMC as the Selling Date has not yet occurred.

Claudia Cocina LLC

On June 22, 2021, the Company and Claudia Cocina LLC (f/s/o Claudia Sandoval), a California limited liability company (“Claudia Cocina”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CS Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement is effective upon signature and shall remain in effect from the first date on which the CS Meals are commercially launched (the “Launch Date”) until the last day of the month that is one year from the Launch Date (the “Initial Term”). The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) (the Initial Term and the Renewal Term, individually and together, (the “Term”) upon mutual written consent, which consent must be provided no later than sixty days prior to the end of the current Term. The Renewal Term shall be on the same terms and conditions as provided herein for the Initial Term, except that the Guaranteed Minimum Sales and the Guaranteed Minimum Royalties (“GMR”) payable during the Renewal Term shall be mutually agreed to between the Parties. The Company issued 150,000 shares of common stock with grant date fair value of $150,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $150,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the six months ended April 30, 2022, the Company expensed $103,125 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of April 30, 2022 and October 31, 2021, there were $18,750 and $121,875 of deferred compensation, respectively, related to this Development Agreement.

Claudia Cocina shall receive 10% royalties on all Net Revenues (“Royalty”) generated from the sale of: (i) CS Meals; and (ii) Home Bistro and Prime Chop brand orders in which a CS dedicated code was used at the time of purchase, in accordance with the Royalty Schedule set forth in the Development Agreement. For the purpose of this Development Agreement “Net Revenue” shall be defined as gross sales of products less actual returns and refunds, which returns and refunds shall not exceed eight percent (8%) of such gross sales. In addition, the GMR for the Term shall be at least $36,000 per year in the aggregate, payable monthly at the rate of $3,000 per month or 10% of gross sales, whichever is higher for the month. The Company agrees that Royalty payments may only be credited to the year to which such payments apply (i.e., Royalty payments paid to Claudia Cocina during the first twelve months of the Agreement can only offset the GMR of the first twelve months, and not the subsequent 12-month period GMR). Payments made during any year during the Term, which are in excess of the GMR payments for the applicable year may not be credited towards another year. All GMR payments hereunder are non-refundable and are due upon the first CS Meals being launched which occurred in November 2021. During the six months ended April 30, 2022, the Company recorded $12,000 of royalty expense related to the GMR. As April 30, 2022 and October 31, 2021, there were no accrued royalty fee.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Chef Richard Blais

On July 22, 2021 (“Effective Date”), the Company and Trail Blais, LLC (f/s/o Chef Richard Blais), celebrity chef and reality TV personality (“Chef Richard Blais”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“Blais Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is one-year from the Effective Date (“Term”), ending no later than July 30, 2022. The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the Blais Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, The Company shall use best efforts to cease the distribution of all Blais Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Renewal Term shall be negotiated in good faith within ninety days of the end of the Term. The Company issued 150,000 shares of common stock with grant date fair value of $172,500 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement (see Note 12) and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $172,500 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the six months ended April 30, 2022, the Company expensed $111,406 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of April 30, 2022 and October 31, 2021, there were $35,938 and $147,344 of deferred compensation, respectively, related to this Development Agreement.

For the use of Chef Richard Blais and all associated intellectual property for the benefit of the Blais Meals, the Company shall pay to Blais the following: (i) 10% of all net revenue generated from the sale of Blais Meals (the “Blais Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Blais Meals less discounts and returns. The Blais Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Blais Royalty was earned; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Blais Dedicated Code was used at the time of purchase (“Blais Commission”). The Blais Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Blais Commission was earned and; (iii) Guaranteed Minimum Royalty. Subject to the terms and conditions of the Development Agreement, the Company shall pay to Chef Richard Blais a guaranteed minimum compensation of $75,000 for each twelve-month period the Development Agreement is in effect (“GMC”) payable monthly at the rate of $6,250 per month, beginning on the earlier of the launch of Blais Meals or ninety days after the execution of this Development Agreement. As of October 31, 2021, there was $1,815 accrued royalty fee. During the six months ended April 30, 2022, the Company recorded $37,500 of royalty expense related to the GMR. As of April 30, 2022, there was a total of $16,935 GMR payable of which $8,065 was recorded in accrued royalty fee and $25,000 was recorded in accounts payable, were reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheet.

Perfect Athlete LLC

On September 15, 2021 (“Effective Date”), the Company and Perfecting Athletes, LLC (“PA” or “Perfecting Athletes”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“PA Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-years from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the PA Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, The Company shall use best efforts to cease the distribution of all PA Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 150,000 shares of common stock with grant date fair value of $255,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $255,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the six months ended April 30, 2022, the Company expensed $42,500 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of April 30, 2022 and October 31, 2021, there were $196,563 and $239,063 of deferred compensation, respectively, related to this Development Agreement.

For the use of Perfecting Athletes and all associated intellectual property for the benefit of the PA Meals, the Company shall pay to Perfecting Athletes the following: (i) 10% of all net revenue generated from the sale of PA Meals (the “PA Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on PA Meals less discounts and returns. The PA Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the PA Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a PA Dedicated Code was used at the time of purchase (“PA Commission”). The PA Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the PA Commission was earned. During the six months ended April 30, 2022, there were no payments made under the Development Agreement.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Spicy Mango Foodies LLC

On January 19, 2022 (“Effective Date”), the Company and Spicy Mango Foodies LLC (f/s/o Chef Priyanka Naik (“CPN”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CPN Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-year from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the CPN Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, the Company shall use best efforts to cease the distribution of all CPN Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 100,000 shares of common stock with grant date fair value of $100,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement. The Company shall record it as deferred compensation to be amortized over the Term of the Development Agreement. The Company recorded the $100,000 as deferred compensation in the accompanying unaudited consolidated balance sheet and is being amortized over the two-year term of the Development Agreement. During the six months ended April 30, 2022, the Company expensed $14,583 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of April 30, 2022, there was $85,415 of deferred compensation related to this Development Agreement.

For the use of Spicy Mango Foodies, LLC (“SMF”) and all associated intellectual property for the benefit of the CPN Meals, the Company shall pay to SMF the following: (i) 10% of all Net Revenue generated from the sale of CPN Meals (“SMF Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CPN Meals less discounts and returns. The SMF Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the SMF Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a SMF Dedicated Code was used at the time of purchase (“SMF Commission”) and all sales derived from that account thereafter. The SMF Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the SMF Commission was earned. During the six months ended April 30, 2022, there were no payments made under the Development Agreement.

Mini Melanie, LLC

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

For the use of MM and all associated intellectual property for the benefit of the Moss Deserts, the Company shall pay to MM 5% of all Net Revenue generated from the sale of Moss Deserts (“MM Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Moss Deserts less discounts and returns. The MM Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the MM Royalty was earned. During the three months ended April 30, 2022, there were no payments made or owed under the Development Agreement.

Consulting Agreements

On April 1, 2021, the Company and Redstone Communications, LLC (“Redstone”) (collectively as “Parties”) entered into an agreement to provide strategic consulting services (“Agreement”). The Agreement shall remain in effect for twelve months from the effective date of April 1, 2021 until March 31, 2022. Pursuant to the Agreement, Redstone shall be paid, in cash, a monthly fee of $10,000 over the twelve months service period and received 2,000,000 shares of common stock with grant date fair value of $1,800,000 as compensation, which was recorded as deferred compensation in the accompanying consolidated balance sheet and amortized over the twelve months service period. In 2021, the Company amortized $1,050,000 of the deferred compensation. During the six months ended April 30, 2022, the Company amortized $750,000 of the deferred compensation and was recorded as professional and consulting expense in the accompanying unaudited consolidated statement of operations. As of April 30, 2022 and October 31, 2021, the deferred compensation related to this Agreement was $0 and $750,000, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

On September 10, 2021, the Company and Bench International, LLC (“Bench International”) (collectively as “Parties”) entered into an agreement to marketing consulting services (“Agreement”). The Agreement shall remain in effect for twelve months from the effective date of September 10, 2021. Pursuant to the Agreement, Bench International shall be paid, in cash, and aggregate amount of $350,000 to be paid in seven monthly instalments of $50,000 beginning September 2021 until March 2022. In 2021, the Company paid an aggregate amount of $100,000. During the six months ended April 30, 2022, the Company paid an aggregate amount of $200,000. During the six months ended April 30, 2022, the Company recognized $175,000 of expense related to this Agreement and recorded as selling and marketing expenses in the accompanying unaudited consolidated statement of operations. As of April 30, 2022 and October 31, 2021, the prepaid expense related to this Agreement were $66,667 and $41,667, respectively.

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

Lock-Up and Leak Out Agreements

In 2021 and during the six months ended April 30, 2022, the Company and various stockholders (collectively as “Parties”) entered into a Lock-Up and Leak Out Agreement (“Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, stockholders, including the stockholders’ affiliated entities, agreed that for the period beginning on the respective effective dates of their Lock-Up Agreements and ending in the period between October 2021 to June 2023 (the “Lock-Up Period”), the stockholders will not offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of, directly or indirectly, any shares of Company’s common stock or securities convertible into or exercisable for common stock or securities or rights convertible into or exchangeable or exercisable for any common stock, whether owned by the stockholders as the date hereof or acquired subsequent to the date hereof (collectively, the “Lock-Up Shares”), enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic or voting consequences of ownership of such securities, whether any such aforementioned transaction is to be settled by delivery of the Lock-Up Shares or such other securities, in cash or otherwise, or publicly disclose the intention to make any such offer, sale, pledge or disposition, or to enter into any such transaction, swap, hedge or other arrangement. During the ten-months ended October 31, 2021, as consideration for the stockholders’ execution of the Lock-Up Agreements, the Company issued an aggregate of 112,500 shares of common stock with grant date fair value of $152,626 which was recorded as deferred compensation and amortized over the Lock-Up Period. During the six months ended April 30, 2022, as consideration for the stockholders’ execution of the Lock-Up Agreements, the Company issued an aggregate of 516,748 shares of common stock with grant date fair value of $554,273 which was recorded as deferred compensation and amortized over the Lock-Up Period (see Note 11). During the six months ended April 30, 2022, the Company amortized $670,212 of the deferred compensation (see Note 11) and was recorded as professional and consulting expense in the accompanying unaudited consolidated statement of operations. As of April 30, 2022 and October 31, 2021, the deferred compensation related to this Agreement were $0 and $115,938, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

NOTE 13 – SUBSEQUENT EVENTS

Sale of Common Stock

Subsequent to April 30, 2022, the Company issued and aggregate of 84,396 common stock in exchange for $54,825 of net proceeds.

Convertible Notes Payments

Subsequent to April 30, 2022, the Company paid an aggregate of $75,350 of outstanding principal and interest (see Note 5).

Warrant Exchange Agreements

Om May 1, 2022, to induce the conversion of various outstanding warrants the Company entered into a warrant exchange agreement with various warrant holders (collectively as “Parties”) pursuant to which the Parties exercised an aggregate of 922,495 warrants with initial exercise price of $2.50 issued between January to September 2021, an agreed upon reduced exercise price of $0.75 with the Company issuing an aggregate of 3,074,983 shares of common stock in exchange for the outstanding warrants and no cash consideration.

Convertible Notes

May 2022 Note I

On May 18, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2022 SPA I, the Company; (i) issued a convertible note with principal amount of $500,000 (“May 2022 Note I”) with the Company receiving $450,000 in net proceeds, net of $40,000 of OID and $10,000 of legal fees; (ii) issued warrants to purchase up to 769,231 shares of common stock (“May 2022 Warrant I”). The May 2022 Note I bears an annual interest rate of 15% and matures on May 18, 2023. The May 2022 Note I is convertible at any time or times on or after the occurrence of an event of default, at a price equal to $0.39, provided, however, that if the Company consummates an Uplist Offering (as defined in this May 2022 Note I) within 180 calendar days after the issuance date, then the conversion price shall equal 75% of the Uplist Offering. If the date of a respective conversion under the May 2022 Note I, is prior to the date of the Uplist Offering, then the Conversion Price shall equal $0.39 per share. At any time prior to an event of default the Company shall have the option to pre-pay the outstanding principal at an amount equal to 115% of the outstanding balance plus accrued.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

The May 2022 Warrant I issued to the investor, provides for the right to purchase up to 769,231 shares of common stock; (i) to be valued at using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the May 2022 Note I; (ii) exercisable at $0.65, provided, however, upon the Uplist Offering, the exercise price shall equal 120% of the Uplist Offering; after180 calendar days from the issuance date the exercise price shall be $0.65; (iii) subject to adjustments and 4.99% ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

If the Company at any time while the May 2022 Note I and May 2022 Warrant I are outstanding, sell or grant any option to purchase, sell, grant any right to re-price, or otherwise dispose of or issue any common stock or common stock equivalents (other than an exempt issuance as defined in the May 2022 Note I and May 2022 Warrant I), at a share price per less than the initial conversion and/or exercise price then the conversion and/or exercise price shall be reduced equal to such price and the number of common stock and/or warrant shares issuable thereunder shall be increased. The May 2022 Note I and May 2022 Warrant I also provide the investor with certain “piggyback” registration rights, permitting them to request that the Company include the shares issued upon conversion of the note or exercise of the warrant, respectively, for sale in certain registration statements filed by the Company under the Securities Act of 1933, as amended.

May 2022 Note II

On May 24, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2022 SPA II, the Company; (i) issued a convertible note with principal amount of $125,000 (“May 2022 Note II”) with the Company receiving $102,500 in net proceeds, net of $12,500 of OID and $10,000 of legal fees; (ii) issued warrants to purchase up to 217,391 shares of common stock (“May 2022 Warrant II”). The May 2022 Note II bears an annual interest rate of 15% and matures on May 24, 2023. The May 2022 Note II is convertible at any time or times on or after the occurrence of an event of default, at a price equal to the lower of; (i) 75% of the closing price of the common stock on the date of the investment, and (ii) 90% of the lowest VWAP for the common stock during the five trading day period ending on the latest complete trading day prior to the conversion date however if the Company consummates an Uplist Offering (as defined in the May 2022 Note II) within the 180 calendar days after the issuance date, then the conversion price shall equal 75% of the offering price per share of common stock at which the Uplist Offering is made. Unless otherwise adjusted pursuant to the terms of the May 2022 Note II, if the date of a conversion under the May 2022 Note II is prior to the date of the Uplist Offering, then the conversion price shall equal $0.345 per share. At any time prior to an event of default the Company shall have the option to pre-pay the May 2022 Note II at an amount equal to 115% of the outstanding balance plus accrued and unpaid interest on the outstanding balance. Upon the occurrence and during the continuation of any event of default, the May 2022 Note II shall become immediately due and payable at an amount equal to 150% of the outstanding principal plus accrued and unpaid interest and any default interest, if any. Upon an event of default, at the option of the investor the conversion price shall equal 90% of the lowest VWAP for the common stock during the five-trading day period prior to the conversion date.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

The May 2022 Warrant II issued to the investor, provides for the right to purchase up to 217,391 shares of common stock; (i) shall valued at using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the May 2022 Note II; (ii) exercisable at $0.575, provided, however, that if the Company consummates an Uplist Offering within 180 calendar days from the issuance date in which case the exercise price shall be equal to 120% of the Uplist Offering price; after180 calendar days from the issuance date the exercise price shall be $0.575; (iii) subject to adjustments and 4.99% ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

If the Company at any time while the May 2022 Note II and May 2022 Warrant II are outstanding, sell or grant any option to purchase, sell, grant any right to re-price, or otherwise dispose of or issue any common stock or common stock equivalents (other than an exempt issuance as defined in the May 2022 Note II and May 2022 Warrant II), at a share price per less than the initial conversion and/or exercise price then the conversion and/or exercise price shall be reduced equal to such price and the number of common stock and/or warrant shares issuable thereunder shall be increased.

The May 2022 Note II and the May 2022 Warrant II also provide the investor with certain “piggyback” registration rights, permitting them to request that the Company include the shares issued upon conversion of the note or exercise of the warrant, respectively, for sale in certain registration statements filed by the Company under the Securities Act of 1933, as amended.

May 2022 Note III

On May 24, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA III”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2022 SPA III, the Company; (i) issued a convertible note with principal amount of $182,927 (“May 2022 Note III”) with the Company receiving $150,000 in net proceeds, net of $18,293 of OID and $14,634 of legal fees; (ii) issued warrants to purchase up to 318,134 shares of common stock (“May 2022 Warrant III”). The May 2022 Note III bears an annual interest rate of 15% and matures on May 24, 2023. The May 2022 Note III is convertible at any time or times on or after the occurrence of an event of default, at a price equal to the lower of; (i) 75% of the closing price of the common stock on the date of the investment, and (ii) 90% of the lowest VWAP for the common stock during the five trading day period ending on the latest complete trading day prior to the conversion date however if the Company consummates an Uplist Offering (as defined in the May 2022 Note III) within the 180 calendar days after the issuance date, then the conversion price shall equal 75% of the offering price per share of common stock at which the Uplist Offering is made. Unless otherwise adjusted pursuant to the terms of the May 2022 Note III, if the date of a conversion under the May 2022 Note III is prior to the date of the Uplist Offering, then the conversion price shall equal $0.345 per share. At any time prior to an event of default the Company shall have the option to pre-pay the May 2022 Note III at an amount equal to 115% of the outstanding balance plus accrued and unpaid interest on the outstanding balance. Upon the occurrence and during the continuation of any event of default, the May 2022 Note III shall become immediately due and payable at an amount equal to 150% of the outstanding principal plus accrued and unpaid interest and any default interest, if any. Upon an event of default, at the option of the investor the conversion price shall equal 90% of the lowest VWAP for the common stock during the five-trading day period prior to the conversion date.

The May 2022 Warrant III issued to the investor, provides for the right to purchase up to 318,134 shares of common stock; (i) shall valued at using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the May 2022 Note III; (ii) exercisable at $0.575 however if the Company consummates an Uplist Offering within 180 calendar days from the issuance date in which case the exercise price shall be equal to 120% of the Uplist Offering price; after180 calendar days from the issuance date the exercise price shall be $0.575; (iii) subject to adjustments and 4.99% ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

If the Company at any time while the May 2022 Note III and May 2022 Warrant III are outstanding, sell or grant any option to purchase, sell, grant any right to re-price, or otherwise dispose of or issue any common stock or common stock equivalents (other than an exempt issuance as defined in the May 2022 Note III and May 2022 Warrant III), at a share price per less than the initial conversion and/or exercise price then the conversion and/or exercise price shall be reduced equal to such price and the number of common stock and/or warrant shares issuable thereunder shall be increased. The May 2022 Note III and the May 2022 Warrant III also provide the investor with certain “piggyback” registration rights, permitting them to request that the Company include the shares issued upon conversion of the note or exercise of the warrant, respectively, for sale in certain registration statements filed by the Company under the Securities Act of 1933, as amended.

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

On March 25, 2022, the Company’s Board of Directors (“Board”), appointed Camille May as Chief Financial Officer of the Company. Ms. May, 34, joined the Company in October 2021 in connection with the acquisition of Model Meals LLC. She was a co-founder and chief financial officer of Model Meals since January 2015. In connection with the appointment, the Board approved an employment agreement with Ms. May, which provides for an annual salary of $120,000, a grant of five year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.001 per share, a performance-based bonus of up to $45,000 in cash and up to 100,000 shares of common stock upon attainment of certain performance targets specified therein, and weekly meal packages of up to 16 meals at no cost. The employment agreement has a two-year initial term and provides that her employment may only be terminated by the Company for cause.

Results of Operations

For the Three and Six Months Ended April 30, 2022 and 2021

Product Sales

During the three months ended April 30, 2022 and 2021, revenues were $743,263 and $328,024, respectively, an increase of $415,239 or 127%.

During the six months ended April 30, 2022 and 2021, revenues were $1,545,062 and $727,051, respectively, an increase of $818,011 or 113%.

Cost of Sales

Since the Company implemented its own kitchen operations in July 2020, its primary components of cost of sales are raw materials and direct kitchen labor and, with the introduction of the Company’s celebrity chef program in the fourth quarter of 2020, it now incurs associated royalty fees.

During the three months ended April 30, 2022 and 2021, the Company had total cost of sales of $746,603 and $291,693, respectively, an increase of $454,910 or 156%. The increase was due to an increase in direct kitchen labor, royalty fees and packaging expenses.

During the six months ended April 30, 2022 and 2021, the Company had total cost of sales of $615,994 and $288,629, respectively, an increase of $327,365 or 113%. The increase was due to an increase in direct kitchen labor, royalty fees and packaging expenses.

Operating Expenses

For the Three and Six Months Ended April 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Compensation and related expenses	$704,098	$97,785	$991,677	$165,822
Professional and consulting expenses	1,415,748	453,876	3,067,802	522,723
Professional and consulting expenses – related party	30,000	—	60,000	—
Product development expense	125,000	—	271,614	—
Selling and marketing expenses	223,485	135,308	588,069	211,248
General and administrative expenses	386,643	92,615	835,044	153,744
Total	$2,884,974	$779,584	$5,814,206	$1,053,537

Compensation and Related Expenses

●	During the three months ended April 30, 2022 and 2021, compensation and related expenses amounted to $704,098 and $97,785, respectively, an increase of $606,313 or 620%. The increase was primarily attributable to an increase of $349,810 stock-based compensation and increase in executive salary in 2022.

●	During the six months ended April 30, 2022 and 2021, compensation and related expenses amounted to $991,677 and $165,822, respectively, an increase of $825,855 or 498%. The increase was primarily attributable to an increase of $349,810 stock-based compensation and increase in executive salary in 2022.

Professional and Consulting Expenses:

●	During the three months ended April 30, 2022 and 2021, professional and consulting expenses amounted to $1,415,748 and $453,748, respectively, an increase of $961,872 or 212%. The increase was primarily due an increase stock-based compensation of $904,277 related to commons stock issued for lock up and leak out agreements and common stock issued for services and prepaid services, an increase in consulting fees of $39,120, an increase in accounting fees of $30,126, an increase in filing fees of $12,377 and an increase in legal fees of $42,254 offset by a decrease in investor relations fee of $66,242.

●	During the six months ended April 30, 2022 and 2021, professional and consulting expenses amounted to $3,067,802 and $522,723, respectively, an increase of $2,545,079 or 487%. The increase was primarily due an increase in stock-based compensation of $2,093,591 related to commons stock issued for lock up and leak out agreements and common stock issued for services and prepaid services, an increase in investor relations fee of $89,458, an increase in consulting fees of $102,362, an increase in accounting fees of $130,016 and an increase in legal fees of $115,116 and an increase of filing fees of $14,536.

Professional and Consulting Expenses – Related Party:

●	During the three months ended April 30, 2022 and 2021, professional and consulting expenses – related party amounted to $30,000 and $0, respectively, an increase of $30,000 or 100%. The increase was a result of a consulting agreement with a related party, dated October 1, 2021 which provides for $10,000 monthly consulting fee.

●	During the six months ended April 30, 2022 and 2021, professional and consulting expenses – related party amounted to 60,000 and $0, respectively, an increase of $60,000 or 100%. The increase was a result of a consulting agreement with a related party, dated October 1, 2021 which provides for $10,000 monthly consulting fee.

Product Development Expenses

●	During the three months ended April 30, 2022 and 2021, product development expenses amounted to $125,000 and $0, respectively, an increase of $125,000, or 100%. The product development expense in the 2022 period was primarily due to the amortization of the deferred compensation resulting from common stock issued in connection with the product development agreements.

●	During the six months ended April 30, 2022 and 2021, product development expenses amounted to $271,614 and $0, respectively, an increase of $271,614, or 100%. The product development expense in the 2022 period was primarily due to the amortization of the deferred compensation resulting from common stock issued in connection with the product development agreements.

Selling and Marketing Expenses

●	During the three months ended April 30, 2022 and 2021, selling and marketing expenses amounted to $223,485 and $135,308, respectively, an increase of $88,177, or 65%. The increase was primarily due to the expansion of our multi-channel digital marketing strategy to further promote our celebrity chef program in and acquisition of Model Meals in July 2021.

●	During the six months ended April 30, 2022 and 2021, selling and marketing expenses amounted to $588,069 and $211,248, respectively, an increase of $376,821, or 178%. The increase was primarily due to the expansion of our multi-channel digital marketing strategy to further promote our celebrity chef program in and acquisition of Model Meals in July 2021.

General and Administrative Expenses

●	During the three months ended April 30, 2022 and 2021, general and administrative expenses amounted to $386,643 and $92,615, respectively, an increase of $294,028 or 317%. The increase was primarily due to an increase in depreciation and amortization expense of $255,396 and an increase in kitchen related expenses of $30,134.

●	During the six months ended April 30, 2022 and 2021, general and administrative expenses amounted to $835,044 and $153,744, respectively, an increase of $681,300 or 443%. The increase was primarily due to an increase in depreciation and amortization expense of $509,914, an increase in transfer agent fees of $11,434, an increase in kitchen related expenses of $83,211, an increase in utilities of $17,274, an increase in travel expenses of $19,822 and increase from the acquisition of Model Meals in July 2021.

Loss from Operations

●	During the three months ended April 30, 2022 and 2021, loss from operations amounted to $2,888,314 and $743,253, respectively, an increase of $2,145,061 or 289%. The increase was due to the changes discussed above.

●	During the six months ended April 30, 2022 and 2021, loss from operations amounted to $5,631,741 and $906,808, respectively, an increase of $4,724,933 or 521%. The increase was due to the changes discussed above.

Other Income (Expense), net

●	During the three months ended April 30, 2022 and 2021, other expense, net amounted to $165,169 and $275,936, respectively, a decrease of $110,767 or 40%. The change was primarily due to a decrease in interest expense of $279,712 resulting from a decrease in convertible notes in 2022, a decrease in gain from change in fair value of derivative liabilities of $141,776 and offset by a decrease in gain on extinguishment of debt of $26,629.

●	During the six months ended April 30, 2022 and 2021, other expense, net amounted to $318,078 and $255,317, respectively, an increase $62,761 or 25%. The change was primarily due to decrease in interest expense of $85,856 resulting from a decrease in convertible notes in 2022, a decrease in gain from change in fair value of derivative liabilities of $114,913, a decrease in gain on extinguishment of accounts payable of $7,075 and a decrease in gain on extinguishment of debt of $26,629.

Net Loss

●	During the three months ended April 30, 2022 and 2021, we had a net loss of $3,053,483 or $(0.08) per common share (basic and diluted) and $1,019,189 or $(0.05) per common share (basic and diluted), respectively, an increase of $2,034,294 or 200%. The increase was due to the changes discussed above.

●	During the six months ended April 30, 2022 and 2021, we had a net loss of $5,949,819 or $(0.16) per common share (basic and diluted) and $1,162,125 or $(0.06) per common share (basic and diluted), respectively, an increase of $4,787,694 or 412%. The increase was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,446,778 and cash of $361,636 as of April 30, 2022 and a working capital deficit of $318,797 and cash of $2,275,397 as of October 31, 2021.

	April 30, 2022	October 31, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$752,027	$2,372,058	$(1,620,031)	68%
Total current liabilities	(2,198,805)	(2,690,855)	492,050	18%
Working capital deficit:	$(1,446,778)	$(318,797)	$(1,127,981)	354%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $1,620,031 and a decrease in current liabilities of $492,050, due to the repayment of convertible notes, reduction in derivative liabilities, repayment advances payable and reduction in lease liabilities.

Cash Flows

The following table provides detailed information about our net cash flows:

	Six Months Ended April 30,
	2022	2021
Net cash used in operating activities	$(2,457,546)	$(768,127)
Net cash used in investing activities	(11,750)	(113,755)
Net cash provided by financing activities	555,535	1,173,048
Net change in cash	$(1,913,761)	$291,166

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended April 30, 2022 and 2021, were $2,457,546 and $768,127, respectively, an increase of $1,689,419 or 220%.

●	Net cash used in operating activities for the six months ended April 30, 2022 primarily reflected our net loss of $5,949,819 adjusted for the add-back on non-cash items such as depreciation and amortization expense of $575,673, total stock-based compensation for services of $2,919,642, amortization of debt discount of $284,183, gain on change in fair value of derivative liability of $67,408 and changes in operating assets and liabilities consisting of an increase of inventory of $14,250, an increase in prepaid expenses and other current assets of $279,480, an increase in accounts payable of $111,932, an increase in unredeemed gift cards of $70,816 offset by a decrease in accrued expense and other liabilities of $108,835.

●	Net cash used in operating activities for the six months ended April 30, 2021 primarily reflected our net loss of $1,162,125 adjusted for the add-back on non-cash items such as depreciation expense of $528, stock-based compensation for services of $186,221, gain on extinguishment of accounts payable of $7,075, gain on extinguishment of debt of $26,629, amortization of debt discount of $432,014, gain on change in fair value of derivative liability of $182,321 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $40,404, an increase in accounts payable of $115,176 and an increase in unredeemed gift cards of $18,531 offset by a decrease in accrued expense and other liabilities of $102,043.

Net Cash Used in Investing Activities

Net cash used in investing activities the six months ended April 30, 2022 and 2021, were $11,750 and $113,755, respectively, a decrease of $102,005 or 90%.

●	Net cash used by investing activities for the six months ended April 30, 2022 consisted of purchase of property and equipment in the amount of $11,750.

●	Net cash used by investing activities for the six months ended April 30, 2021 consisted of purchase of property and equipment in the amount of $113,755.

Net Cash Provided by Financing Activities

Net cash provided by financing activities the six months ended April 30, 2022 and 2021, were $555,535 and $1,173,048, respectively, a decrease of $617,513 or 53%.

●	Net cash provided by financing activities for the six months ended April 30, 2022 consisted of net proceeds from sale of common stock of $1,303,728 and net proceeds from advances payable of $322,502 offset by repayments of convertible notes payable of $894,937, repayments of advances payable of $112,689 and repayment of convertible note – related party of $63,069.

●	Net cash provided by financing activities for the six months ended April 30, 2021 consisted of net proceeds from note payable of $7,000, net proceeds from convertible note payable of $1,285,600, net proceeds from related party convertible note payable of $100,000, net proceeds from advances payable of $177,200 offset by repayments convertible notes payable of $295,979and repayments of advances payable of $100,773.

Cash Requirements

We are dependent on our product sales to fund our operations and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the six months ended April 30, 2022, the Company had a net loss and cash used in operations of $5,949,819 and $2,457,546, respectively. At April 30, 2022, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $(25,085,483), $3,109,927 and $(1,446,778), respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds has primarily from the sale of common stock and the issuance of convertible debt notes. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended April 30, 2022 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements. We believe the critical accounting policies in Note 2 to the unaudited consolidated financial statements appearing in the consolidated financial statements for the three and six months ended April 30, 2022 affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of April 30, 2022 and October 31, 2021 include the assumptions used in the redemption recognition method for unredeemed gift cards, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on April 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Goodwill and indefinite lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors and overall company financial performance. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to its fair value. When the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recognized up to a maximum amount of the recorded goodwill related to the reporting unit. Goodwill impairment losses are not reversed. There was no impairment loss of goodwill or indefinite lived intangible assets for the six months ended April 30, 2022.

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

With respect to the quarterly period ending April 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of April 30, 2022 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of April 30, 2022:

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) for the period ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended April 30, 2022, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended April 30, 2022, the Company issued an aggregate of 449,303 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $312,560.

2.	During the three months ended April 30, 2022, the Company issued, to several stockholders as consideration, an aggregate of 244,207 shares of common stock with grant date fair value of $277,377 or an average per share price of $1.14, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. The grant date fair value of the common stock was initially recorded in equity as deferred compensation and is being amortized over the lock up period of three-to-four-month period. During the three months ended April 30, 2022, the Company amortized $113,898 of the deferred compensation and was recorded as professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

3.	During the three months ended April 30, 2022, the Company issued 45,989 shares of common stock with grant date fair value of $29,879 based on the fair value of common stock on the date of grant, pursuant to an agreement.

4.	During the three months ended April 30, 2022, the Company issued warrants to purchase up to 500,000 shares of the Company’s common stock to two executives n connection with their employment agreements. This warrant is exercisable, in whole or in part, upon issuance at $0.001 per share and expires on March 25, 2027. These warrants have an aggregate grant date fair value of $374,560, recorded as compensation expense in the accompanying unaudited consolidated statements of operations.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No	Description
2.1	Agreement and Plan of Merger dated May 20, 2020, by and among Gratitude Health, Inc., Fresh Market Merger Sub, Inc. and Home Bistro, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).

3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).

4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).

4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).

4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).

10.1	Securities Purchase Agreement, dated as of May 18, 2022, by and between Home Bistro, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)

10.2	15% Convertible Note, dated May 18, 2022, issued to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)

10.3	Warrant to Purchase Shares of Common Stock, dated May 18, 2022, issued to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)

10.4	Securities Purchase Agreement, dated as of May 24, 2022, by and between Home Bistro, Inc. and GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.5	15% Convertible Note, dated May 24, 2022, issued to GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.6	Warrant to Purchase Shares of Common Stock, dated May 18, 2022, issued to GS Capital Partners, LLC . (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.7	Securities Purchase Agreement, dated as of May 24, 2022, by and between Home Bistro, Inc. and Jefferson Street Capital LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.8	15% Convertible Note, dated May 24, 2022, issued to Jefferson Street Capital LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.9	Warrant to Purchase Shares of Common Stock, dated May 24, 2022, issued to Jefferson Street Capital LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

31.1*	Section 302 Certification by the Registrant’s Principal Executive Officer

31.2*	Section 302 Certification by the Registrant’s Principal Financial Officer

32.1*	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BISTRO, INC.

Date: June 10, 2022	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2022	By:	/s/ Camille May
Camille May Chief Financial Officer (Principal Financial Officer)