Form 10-Q
period 2022-07-31
Home Bistro, Inc. /NV/
filed 2022-09-14
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

The number of outstanding shares of Home Bistro, Inc.’s common stock as of September 13, 2022 was 44,005,008.

HOME BISTRO, INC. AND SUBSIDIARIES

FORM 10-Q

JULY 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2022	October 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$71,613	$2,275,397
Inventory	47,134	16,020
Prepaid expenses and other current assets	108,982	80,641

Total Current Assets	227,729	2,372,058

OTHER ASSETS:
Property and equipment, net	101,527	130,970
Finance lease right-of-use assets, net	130,888	181,015
Operating lease right-of-use assets, net	182,878	268,509
Intangible assets, net	2,550,479	3,225,361
Deposits	10,000	10,000
Goodwill	1,809,357	1,809,357

Total Assets	$5,012,858	$7,997,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$873,093	$568,302
Accrued expenses and other liabilities	169,985	181,037
Liabilities to be settled with common stock	-	209,688
Convertible notes payable, net of debt discount and put premium	713,916	550,638
Convertible notes payable - related party, net of debt discount	-	30,172
Notes payable - current portion	17,198	15,361
Advances payable	243,564	101,945
Derivative liabilities	153,206	86,884
Unredeemed gift cards	234,632	164,912
Financing lease liability - current portion	66,926	62,210
Operating lease liabilities - current portion	86,699	101,431
Common stock repurchase obligations	605,203	618,275

Total Current Liabilities	3,164,422	2,690,855

LONG-TERM LIABILITIES:
Financing lease liability - long-term portion	73,935	124,649
Operating lease liability- long-term portion	101,095	166,923
Notes payable - long-term portion	289,702	291,539

Total Long-Term Liabilities	464,732	583,111

Total Liabilities	3,629,154	3,273,966

Commitments and contingency (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 42,740,581 and 35,152,623 shares issued and outstanding as of July 31, 2022 and October 31, 2021, respectively	42,741	35,152
Additional paid-in capital	31,530,170	25,198,035
Deferred compensation	(237,603)	(1,374,219)
Accumulated deficit	(29,951,604)	(19,135,664)

Total Stockholders’ Equity	1,383,704	4,723,304

Total Liabilities and Stockholders’ Equity	$5,012,858	$7,997,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Product Sales, net	$619,187	$408,821	$2,164,248	$1,135,872

Cost of Sales	707,346	371,118	2,069,942	951,440

Gross Profit	(88,159)	37,703	94,306	184,432

Operating Expenses:
Compensation and related expenses (includes $374,560 and $24,750 of stock-based compensation for the nine months ended July 31, 2022 and 2021, respectively)	273,348	111,406	1,265,025	277,228
Professional and consulting expenses (includes $2,243,589 and $600,000 of stock-based professional fees for the nine months ended July 31, 2022 and 2021, respectively)	371,451	756,886	3,439,253	1,279,609
Professional and consulting expenses - related party (includes $27,500 of stock-based professional fees for the nine months ended July 31, 2022)	57,500	-	117,500	-
Product development expense (includes $370,677 and $0 of stock-based compensation for the nine months ended July 31, 2022 and 2021, respectively)	99,063	-	370,677	-
Selling and marketing expenses	368,344	96,732	956,413	307,980
General and administrative expenses	394,032	108,779	1,229,076	262,523
Settlement expense	365,140	-	365,140	-

Total Operating Expenses	1,928,878	1,073,803	7,743,084	2,127,340

Loss from Operations	(2,017,037)	(1,036,100)	(7,648,778)	(1,942,908)

Other Income (Expense):
Interest expense, net	(259,085)	(437,186)	(644,571)	(908,528)
Change in fair value of derivative liabilities	(11,553)	81,107	55,855	263,428
Gain on extinguishment of debt	-	7,075	-	33,704
Gain on extinguishment of accounts payable	-	7,679	-	14,754

Total Other Expense, net	(270,638)	(341,325)	(588,716)	(596,642)

Net Loss	(2,287,675)	(1,377,425)	(8,237,494)	(2,539,550)

Deemed Dividend	(2,578,446)	-	(2,578,446)	-

Net Loss Attributable to Common Shareholders	$(4,866,121)	$(1,377,425)	$(10,815,940)	$(2,539,550)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.12)	$(0.06)	$(0.28)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,891,630	22,619,862	38,951,375	20,577,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2021

(UNAUDITED)

	Preferred Stock		Common Stock		Additional			Total
	Number of		Number of		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at October 31, 2021	-	$-	35,152,623	$35,152	$25,198,035	$(1,374,219)	$(19,135,664)	$4,723,304

Common stock issued for cash	-	-	1,378,399	1,378	989,790	-	-	991,168

Common stock issued for services and prepaid services	-	-	660,000	660	785,940	87,000	-	873,600

Common stock warrant issued for professional services	-	-	-	-	36,777	-	-	36,777

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	93,498	-	-	93,498

Common stock issued for product development agreements	-	-	100,000	100	99,900	46,614	-	146,614

Common stock issued pursuant to lock-up agreements	-	-	272,541	273	276,623	2,041	-	278,937

Net loss	-	-	-	-	-	-	(2,896,336)	(2,896,336)

Balance at January 31, 2022	-	-	37,563,563	37,563	27,480,563	(1,238,564)	(22,032,000)	4,247,562

Common stock warrant issued for stock based compensation	-	-	-	-	374,560	-	-	374,560

Common stock issued for cash	-	-	449,303	450	312,110	-	-	312,560

Accretion of stock-based professional fees	-	-	-	-	-	663,000	-	663,000

Common stock issued for commitment fee included in interest expense	-	-	45,989	45	29,834	-	-	29,879

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	19,574	-	-	19,574

Accretion related to common stock issued for product development agreements	-	-	-	-	-	125,000	-	125,000

Common stock issued pursuant to lock-up agreements	-	-	244,207	245	277,132	113,898	-	391,275

Net loss	-	-	-	-	-	-	(3,053,483)	(3,053,483)

Balance at April 30, 2022	-	-	38,303,062	38,303	28,493,773	(336,666)	(25,085,483)	3,109,927

Common stock issued for cash	-	-	104,502	105	64,659	-	-	64,764

Common stock issued pursuant to lock-up agreement with related party	-	-	25,000	25	27,475	-	-	27,500

Common stock issued for cashless exercise and settlement of warrants	-	-	3,723,017	3,723	2,770,213	-	(2,578,446)	195,490

Common stock issued pursuant to settlement agreements	-	-	585,000	585	169,065	-	-	169,650

Repurchase obligation pursuant to stock repurchase agreement	-	-	-	-	(150,000)	-	-	(150,000)

Relative fair value of warrants issued with convertible debt	-	-	-	-	154,985	-	-	154,985

Accretion related to common stock issued for product development agreements	-	-	-	-	-	99,063	-	99,063

Net loss	-	-	-	-	-	-	(2,287,675)	(2,287,675)

Balance at July 31, 2022	-	$-	42,740,581	$42,741	$31,530,170	$(237,603)	$(29,951,604)	$1,383,704

	Preferred Stock		Common Stock		Additional			Total
	Number of		Number of		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance at October 31, 2020	-	$-	19,004,232	$19,004	$4,349,657	$-	$(6,238,085)	$(1,869,424)

Common stock issued as commitment fee	-	-	148,920	149	61,584	-	-	61,733

Common stock warrants issued for services	-	-	-	-	11,471	-	-	11,471

Net loss	-	-	-	-	-	-	(142,936)	(142,936)

Balance at January 31, 2021	-	-	19,153,152	19,153	4,422,712	-	(6,381,021)	(1,939,156)

Common stock issued for services and prepaid services	-	-	2,000,000	2,000	1,798,000	(1,650,000)	-	150,000

Common stock issued for stock based compensation	-	-	25,000	25	24,725	-	-	24,750

Common stock and common stock warrants issued as commitment fee	-	-	450,000	450	299,826	-	-	300,276

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	145,634	-	-	145,634

Net loss	-	-	-	-	-	-	(1,019,189)	(1,019,189)

Balance at April 30, 2021	-	-	21,628,152	21,628	6,690,897	(1,650,000)	(7,400,210)	(2,337,685)

Common stock issued for cash			1,206,605	1,206	865,564	-	-	866,770

Common stock and common stock warrants issued as commitment fee	-	-	210,000	210	134,354	-	-	134,564

Common stock issued for acquisition of subsidiary (see Note 3)	-	-	2,008,310	2,008	2,026,385	-	-	2,028,393

Accretion of stock-based compensation	-	-	-	-	-	450,000	-	450,000

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	99,272	-	-	99,272

Net loss	-	-	-	-	-	-	(1,377,425)	(1,377,425)

Balance at July 31, 2021	-	$-	25,053,067	$25,052	$9,816,472	$(1,200,000)	$(8,777,635)	$(136,111)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	July 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,237,494)	$(2,539,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,951	10,390
Amortization of intangible assets	674,882	-
Common stock and warrants issued for stock-based compensation	374,560	24,750
Common stock and warrants issued for professional services – related party	27,500	11,471
Common stock and warrants issued for services and prepaid services	1,573,377	600,000
Common stock issued for commitment fee in interest expense	29,879	-
Interest expense related to put premium on stock-settled debt	83,058	-
Common stock and warrants issued for product development	370,677	-
Common stock issued pursuant to lock-up agreements	670,212	-
Gain on extinguishment of accounts payable	-	(7,075)
Gain on extinguishment of debt	-	(41,241)
Common stock issued for settlement expense	365,140	-
Amortization of debt discount on convertible notes payable and advances payable	426,495	817,922
Change in fair value of derivative liabilities	(55,855)	(289,351)
Change in operating assets and liabilities:
Inventory	(31,114)	(1,566)
Prepaid expenses and other current assets	(28,341)	(50,406)
Accounts payable	280,791	28,955
Accrued expense and other liabilities	(113,610)	(73,998)
Unredeemed gift cards	69,720	19,836

Net cash used in operating activities	(3,343,172)	(1,489,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of subsidiary	-	(60,000)
Purchases of property and equipment	(11,750)	(127,075)

Net cash used by investing activities	(11,750)	(187,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	1,368,492	866,770
Proceeds from note payable	-	7,000
Proceeds from convertible notes payable, net of debt discount	-	1,647,300
Proceeds from convertible note payable - related party, net of debt discount	790,500	100,000
Proceeds from advances payable	322,502	274,040
Payment on stock repurchase agreement	(50,000)	-
Repayment of convertible notes payable	(998,054)	(652,667)
Repayments of advance payable	(219,233)	(186,654)
Repayment of convertible notes payable - related party	(63,069)	-

Net cash provided by financing activities	1,151,138	2,055,789

Net change in cash	(2,203,784)	378,851

Cash - beginning of period	2,275,397	57,082

Cash - end of period	$71,613	$435,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$61,780	$55,198
Income taxes	$-	$-

Non-cash investing and financing activities:
Initial amount of ROU asset and related liability	$-	$460,987
Reduction of the repurchase obligation pursuant to the Put Option Agreement	$113,072	$244,906
Common stock and common stock warrants issued as commitment fee in connection with convertible notes payable, recorded as debt discount	$-	$494,165
Liabilities to be settled with common stock in connection with convertible notes payable	$-	$-
Fair value of true-up shares in connection with the commitment fee	$-	$244,213
Initial derivative liability recorded in connection with convertible notes payable	$122,177	$419,838
Increase in debt discount for relative fair value of warrants	$154,985	$-
Increase in stock repurchase obligation and reduction of additional paid-in capital pursuant to settlement agreement	$150,000	$-

Net Assets and Liabilities Assumed in Acquisition:
Prepaid expenses and other assets	$-	$241
Inventory	-	20,763
Operating right-of-use asset	-	76,136
Computer software	-	66,198
Customer relationships	-	43,000
Trademark	-	505,000
Goodwill	-	1,749,357
Accounts payable and accrued liabilities	-	(203,348)
Operating right-of-use liability	-	(79,054)
Note Payable	-	(149,900)
Net assets acquired (liabilities assumed)	$-	$2,028,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited consolidated financial statements of the Company and its active wholly owned subsidiaries, Home Bistro Holdings, Inc. and Model Meals LLC (acquired on July 6, 2021) for the period ending July 31, 2022. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2022.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended July 31, 2022, the Company had a net loss and cash used in operations of $8,237,494 and $3,343,172, respectively. On July 31, 2022, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $(29,951,604), $1,383,704 and $(2,936,693), respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds has primarily from the sale of common stock and the issuance of convertible debt notes. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of July 31, 2022 and October 31, 2021 include the assumptions used in the redemption recognition method for unredeemed gift cards, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On July 31, 2022 and October 31, 2021, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of July 31, 2022 and October 31, 2021, the bank balance was in excess of FDIC insured levels by approximately $0 and $2,025,000, respectively. The Company has not experienced any losses in such accounts through July 31, 2022.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on July 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

Assets or liabilities measured at fair value on a recurring basis include embedded conversion options in convertible debt (see Note 4) and were as follows on July 31, 2022 and October 31, 2021:

	July 31, 2022			October 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$153,206	$—	$—	$86,884

A roll forward of the level 3 valuation financial instruments is as follows:

Nine Months Ended July 31, 2022
(Unaudited)
Balance on October 31, 2021	$86,884
Increase in derivative liabilities included in debt discount	122,177
Change in fair value of derivative liabilities	(55,855)
Balance on July 31, 2022	$153,206

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Goodwill and indefinite lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors and overall company financial performance. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to its fair value. When the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recognized up to a maximum amount of the recorded goodwill related to the reporting unit. Goodwill impairment losses are not reversed. There was no impairment loss of goodwill or indefinite lived intangible assets for the nine months ended July 31, 2022.

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

Inventory

Inventory consists of non-perishable food items distributed by the Company and are stated at the lower of cost and net realizable value utilizing the first-in first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are based on estimates and included in cost of sales. As of July 31, 2022 and October 31, 2021, the inventory balances were insignificant and the Company determined that there was no allowance needed.

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

Shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $411,380 and $152,070 for the nine months ended July 31, 2022 and 2021, respectively. Shipping and handling costs charged to customers are included in product sales.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations were $940,580 and $307,980 for the nine months ended July 31, 2022 and 2021, respectively, which are presented on the accompanying unaudited consolidated statements of operations as selling and marketing expenses.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the nine months ended July 31, 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The potentially dilutive common stock equivalents as of July 31, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss and included the following:

	July 31,
	2022	2021
Common Stock Equivalents:
Stock Warrants	17,750,156	12,071,461
Convertible Notes	7,821,102	1,512,844
Total	25,571,258	13,584,305

Concentration Risk

The Company purchased approximately 100% of its food products from one vendor during the nine months ended July 31, 2021. The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of July 31, 2021, the Company had no accounts payable balance to this vendor.

During the nine months ended July 31, 2022, the Company had two kitchen facilities located at Pembroke Pines, FL 33009 and Santa Ana, CA. The Company started producing and packaging its food products at these locations in addition to purchasing food products from other vendors which mitigated this concentration risk.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company early adopted ASU 2020-06 effective November 1, 2021 and did not have a significant impact on its consolidated financial statements.

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

NOTE 3 – ACQUISITION OF A SUBSIDIARY

Acquisition of Model Meals

Model Meals was formed on May 1, 2015. Model Meals provides prepackaged and prepared meals as a solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh directly to the home and utilizes third-party food delivery services to fulfill customers’ orders.

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

Further, on August 12, 2021, the Company filed, an amended current report Form 8-K/A, Model Meals’; (i) audited balance sheets and audited statement of operations as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, respectively; (ii) unaudited balance sheet and unaudited statement of operations as of March 31, 2021 and for the three months ended March 31, 2021, respectively, and; (iii) unaudited pro forma combined financial information derived by the application of pro forma adjustments to the historical consolidated financial statements of the Company and Model Meals which gives effect to the Acquisition between the Company and Model Meals as if the Acquisition had occurred on January 1, 2020 with respect to the unaudited annual pro forma combined statement of operation, and as of January 1, 2021 for the three months ended March 31, 2021 unaudited pro forma combined statement of operation, and as of March 31, 2021 with respect to the unaudited pro forma combined balance sheets.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

The following unaudited pro forma consolidated results of operations for the nine months ended July 31, 2021 have been prepared as if the acquisition of Model Meals had occurred as of the beginning of the period:

Nine Months Ended
July 31, 2021
(Unaudited)
Net Revenues	$2,485,615
Net Loss	$(2,539,633)
Net Loss per Share	$(0.12)

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

Goodwill

	Estimated Life	July 31, 2022	October 31, 2021
		(Unaudited)
Goodwill	Indefinite	$1,809,357	$1,809,357
Less: impairment		—	—
Goodwill, net		$1,809,357	$1,809,357

Intangible Assets

	Estimated Life	July 31, 2022	October 31, 2021
		(Unaudited)
Computer software	3.5 years	$66,198	$66,198
Customer relationships	7 years	43,000	43,000
Trademark	Indefinite	505,000	505,000
License agreement	3 years	2,620,000	2,620,000
Total		3,234,198	3,234,198
Less: accumulated amortization		(683,719)	(8,837)
Intangible assets, net		$2,550,479	$3,225,361
Intangible assets with a finite life, net		$2,045,479	$2,720,361

During the three and nine months ended July 31, 2022, the Company recorded a total of $224,961 and $674,882, respectively, of amortization expense related to the intangible assets.

Amortization of intangible assets attributable to future periods is as follows:

Year ending October 31:	Amount
2022	$224,962
2023	899,845
2024	898,147
2025	6,143
2026	6,143
2027	6,143
2028	4,096
Total	$2,045,479

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 5 – CONVERTIBLE NOTES

On July 31, 2022 and October 31, 2021, convertible notes consisted of the following:

	July 31, 2022	October 31, 2021
	(Unaudited)
Principal amount	$992,302	$1,028,179
Add: put premium on stock-settled debt	83,058	-
Less: debt discount	(361,444)	(477,541)
Convertible notes payable, net	$713,916	$550,638

Principal amount – related party	$—	$63,069
Less: debt discount – related party	—	(32,897)
Convertible note payable - related party, net	$—	$30,172

Total convertible notes payable, net	$713,916	$580,810

January 2021 Financing

January 2021 Note II

On January 27, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $330,000 (the “January 2021 Note II”) with the Company receiving $300,000 in net proceeds, net of $33,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 150,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 150,000 shares of common stock (the “January 2021 Warrant II”, and together with the January 2021 SPA II and the January 2021 Note II, the “January 2021 Agreements II”). The 150,000 shares of common stock and 150,000 warrants issued were valued at $85,981 and $31,821, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $93,750, all recorded as a debt discount to be amortized over the twelve-month term of the note. The January 2021 Note II matured on February 1, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the January 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”) in the amount of $39,600 beginning May 1, 2021. The investor may only convert the January 2021 Note II at any time or times on or after the occurrence of an Event of Default. The January 2021 Note II was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The January 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The January 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $213,570 of principal and $24,030 of accrued interest. During the nine months ended July 31, 2022, the Company paid the remaining $116,430 of principal and $2,370 of accrued interest. As of July 31, 2022, and October 31, 2021, the January 2021 Note II had outstanding principal and accrued interest of $0 and $116,430, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

March 2021 Financings

March 2021 Note I

On March 22, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA I, the Company; (i) issued a convertible note with principal amount of $55,000 (the “March 2021 Note I”) with the Company receiving $50,000 in net proceeds, net of $5,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 25,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 25,000 shares of common stock (the “March 2021 Warrant I”, and together with the March 2021 SPA I and the March 2021 Note I, the “March 2021 Agreements I”). The 25,000 shares of common stock and 25,000 warrant issued were valued at $6,949 and $1,346, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $5,133, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note I matured on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance was immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note I immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $6,455 due on the first day of each month, beginning July 1, 2021. The investor may only convert the March 2021 Note I at any time or times on or after the occurrence of an Event of Default. The March 2021 Note I was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $23,467 of the principal and $2,353 of accrued interest. During the six months ending July 31, 2022, the Company paid the remaining $31,533 of the principal and $742 of accrued interest. As of July 31, 2022 and October 31, 2021, the March 2021 Note I had outstanding principal of $0 and $31,533, respectively.

The March 2021 Warrant I, issued to the investor as a commitment fee, provides for the right to purchase up to 25,000 shares of common stock; (i) valued at $1,346 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

March 2021 Note III – Related Party

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA III”) with an investor, who is also a major stockholder and director and considered to be a related party, for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA III, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note III”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortize over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant III”, and together with the March 2021 SPA III and the March 2021 Note III, the “March 2021 Agreements III”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $23,718 and $7,924, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $22,250, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note III matured on March 30, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note III immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning July 1, 2021. The investor may only convert the March 2021 Note III at any time or times on or after the occurrence of an Event of Default. The March 2021 Note III was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements III contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA III also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $46,931 of principal and $4,714 of accrued interest. During the nine months ended July 31, 2022, the Company paid the remaining $63,069 of principal and $1,487 of accrued interest. As of July 31, 2022 and October 31, 2021, the March 2021 Note III had outstanding principal of $0 and $63,069 respectively.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The March 2021 Warrant III, issued to the investor as a commitment fee, provides for the right to purchase up to 50,000 shares of common stock; (i) valued at $7,924 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

March 2021 Note V

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA V”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA V, the Company; (i) issued a convertible note with principal amount of $165,000 (the “March 2021 Note V”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 75,000 shares of common stock (the “March 2021 Warrant V”, and together with the March 2021 SPA V and the March 2021 Note V, the “March 2021Agreements V”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $36,499 and $12,352, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $34,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note V mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note V immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $20,167 due on the first day of each month, beginning July 1, 2021. The investor may only convert the March 2021 Note V at any time or times on or after the occurrence of an Event of Default. The March 2021 Note V was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements V contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA V also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $68,191 of principal and $12,477 of accrued interest. During the nine months ended July 31, 2022, the Company paid the remaining $96,809 of principal and $4,025 of accrued interest. As of July 31, 2022 and October 31, 2021, the March 2021 Note V had outstanding principal of $0 and $96,809, respectively.

The March 2021 Warrant V, issued to the investor as a commitment fee, provides for the right to purchase up to 75,000 shares of common stock; (i) valued at $12,352 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

April 2021 Financing

On April 7, 2021, the Company closed a Securities Purchase Agreement dated March 29, 2021 (the “April 2021 SPA”) with an investor for the sale of the Company’s convertible note. Pursuant to the April 2021 SPA, the Company; (i) issued a convertible note with principal amount of $165,000 (the “April 2021 Note”) with the Company receiving $146,500 in net proceeds, net of $15,000 of OID and $3,500 of legal fees; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 75,000 shares of common stock (the “April 2021 Warrant”, and together with the April 2021 SPA and the April 2021 Note, the “April 2021Agreements”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $31,913 and $9,669, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $27,375, recorded as a debt discount to be amortized over the twelve-month term of the note. The April 2021 Note I matured on March 30, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the April 2021 Note immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $19,800 due on the first day of each month, beginning July 1, 2021. The investor may only convert the April 2021 Note at any time or times on or after the occurrence of an Event of Default. The April 2021 Note is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The April 2021 Agreements contain other provisions, covenants, and restrictions common with this type of debt transaction. The April 2021 SPA also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $69,316 of principal and $9,884 of accrued interest. During the nine months ended July 31, 2022, the Company paid the remaining $95,684 of principal and $3,316 of accrued interest. As of July 31, 2022 and October 31, 2021, the April 2021 Note had outstanding principal of $0 and $95,684, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The April 2021 Warrant, issued to the investor as a commitment fee, provides for the right to purchase up to 75,000 shares of common stock; (i) valued at $9,669 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

May 2021 Financings

May 2021 Note I

On May 17, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA I, the Company (i) issued a convertible note with principal amount of $132,000 (the “May 2021 Note I”) with the Company receiving $111,700 in net proceeds, net of $12,000 of OID and $8,300 of legal fees; (ii) issued 60,000 shares of common stock (the “First Commitment Shares”) as a commitment fee and shall issue 165,000 shares of common stock (the “Second Commitment Shares”) issued as a returnable commitment fee, accordingly, the Company deems the Second Commitment Shares as unissued for accounting purposes and; (iii) issued a warrant to purchase up to 60,000 shares of common stock (the “May 2021 Warrant I”, and together with the May 2021 SPA I and the May 2021 Note I, the “May 2021 Agreements I”). The 60,000 shares of common stock and 60,000 warrant issued were valued at $26,824 and $9,767, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $26,700, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note I matured on May 10, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date; in an event of default, the interest rate shall increase to 16% per annum. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $15,667 due on the first day of each month, beginning August 9, 2021. The investor may only convert the May 2021 Note I at any time or times on or after the occurrence of an event of default. The May 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The May 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $41,159 of principal and $5,842 of accrued interest. During the nine months ended July 31, 2022, the Company paid the remaining $90,841 of principal and $3,161 of accrued interest. As of July 31, 2022 and October 31, 2021, the May 2021 Note I had outstanding principal of $0 and $90,841, respectively.

The May 2021 Warrant I, issued to the investor as a commitment fee, provides for the right to purchase up to 60,000 shares of common stock; (i) valued at $9,767 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

May 2021 Note II

On May 28, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA II, the Company (i) issued a convertible note with principal amount of $285,000 (the “May 2021 Note II”) with the Company receiving $250,000 in net proceeds, net of $28,500 of OID and $6,500 of legal fees; (ii) issued 150,000 shares of common stock (the “Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 150,000 shares of common stock (the “May 2021 Warrant II”, and together with the May 2021 SPA II and the May 2021 Note II, the “May 2021Agreements II”). The 150,000 shares of common stock and 150,000 warrant issued were valued at $69,583 and $30,326, respectively, using the relative fair value method, all recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note II matured on May 26, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $31,350 due on the first day of each month, beginning August 26, 2021. The investor may only convert the May 2021 Note II at any time or times on or after the occurrence of an event of default. The May 2021 Note II is convertible at a conversion price of $0.70 (“Conversion Price”). The May 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $48,219 of principal and $14,481 of accrued interest. During the nine months ended July 31, 2022, the Company paid $236,781 of principal and $14,019 of accrued interest. As of July 31, 2022 and October 31, 2021, the May 2021 Note II had outstanding principal of $0 and $236,781, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The May 2021 Warrant II, issued to the investor as a commitment fee, provides for the right to purchase up to 150,000 shares of common stock; (i) valued at $30,326 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) has an exercise price of $1.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

September 2021 Financings

September 2021 Note I

On September 1, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA I, the Company (i) issued a convertible note with principal amount of $110,000 (the “September 2021 Note I”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID; (ii) issued 50,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 50,000 shares of common stock (the “September 2021 Warrant I”, and together with the September 2021 SPA I and the September 2021 Note I, the “September 2021 Agreements I”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,877 and $9,493, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the nine-month term of the note. The September 2021 Note I matured on June 1, 2022 and a one-time OID charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $13,444 due on the first day of each month, beginning October 1, 2021. The investor may only convert the September 2021 Note I at any time or times on or after the occurrence of an event of default. The September 2021 Note I was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended July 31, 2022, the Company paid $110,000 of principal and $10,996 of accrued interest. As of July 31, 2022 and October 31, 2021, the September 2021 Note I had outstanding principal of $0 and $110,000, respectively.

The September 2021 Warrant I, issued to the investor as a commitment fee, provides for the right to purchase up to 50,000 shares of common stock; (i) valued at $9,493 using the relative fair value method and recorded as a debt discount to be amortized over the nine-month term of the note; (ii) has an exercise price of $2.50; (iii) subject to adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

September 2021 Note II

On September 8, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA II, the Company (i) issued a convertible note with principal amount of $250,000 (the “September 2021 Note II”) with the Company receiving $218,250 in net proceeds, net of $25,000 of OID and $6,750 of legal fees; (ii) issued 114,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 114,000 shares of common stock (the “September 2021 Warrant II”, and together with the September 2021 SPA II and the September 2021 Note II, the “September 2021 Agreements II”). The 114,000 shares of common stock and 114,000 warrant issued were valued at $59,468 and $21,004, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the twelve-month term of the note. The September 2021 Note II matured on August 1, 2022 and 10% of OID was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $30,556 due on the first day of each month, beginning December 1, 2021. If the first day of any calendar month is not on a business day, then the Company shall make monthly payments on the next business day. The investor may only convert the September 2021 Note II at any time or times on or after the occurrence of an event of default. The September 2021 Note II is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”).

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The September 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the nine months ended July 31, 2022, the Company paid $219,875 of principal and $24,573 of accrued interest. As of July 31, 2022 and October 31, 2021, the September 2021 Note II had outstanding principal of $30,125 and $250,000, respectively.

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

May 2022 Note I

On May 18, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2022 SPA I, the Company; (i) issued a convertible note with principal amount of $500,000 (“May 2022 Note I”) with the Company receiving $450,000 in net proceeds, net of $40,000 of OID and $10,000 of legal fees; (ii) issued warrants to purchase up to 769,231 shares of common stock (“May 2022 Warrant I”). The 869,565 warrants issued were valued at $93,641 using the relative fair value method, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2022 Note I bears an annual interest rate of 15% and matures on May 18, 2023. The May 2022 Note I is convertible at any time or times on or after the occurrence of an event of default, at a price equal to $0.39, provided, however, that if the Company consummates an Uplist Offering (as defined in this May 2022 Note I) within 180 calendar days after the issuance date, then the conversion price shall equal 75% of the Uplist Offering. If the date of a respective conversion under the May 2022 Note I, is prior to the date of the Uplist Offering, then the Conversion Price shall equal $0.39 per share. At any time prior to an event of default the Company shall have the option to pre-pay the outstanding principal at an amount equal to 115% of the outstanding balance plus accrued.

The May 2022 Warrant I issued to the investor, provides for the right to purchase up to 869,565 shares of common stock; (i) valued at $93,641 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the May 2022 Note I; (ii) exercisable at $0.575, provided, however, upon the Uplist Offering, the exercise price shall equal 120% of the Uplist Offering; after180 calendar days from the issuance date the exercise price shall be $0.575; (iii) subject to adjustments and 4.99% ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

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

As of July 31, 2022, the May 2022 Note I had outstanding principal of $500,000.

May 2022 Note II

On May 24, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2022 SPA II, the Company; (i) issued a convertible note with principal amount of $125,000 (“May 2022 Note II”) with the Company receiving $102,500 in net proceeds, net of $12,500 of OID and $10,000 of legal fees; (ii) issued warrants to purchase up to 217,391 shares of common stock (“May 2022 Warrant II”). The 217,391 warrants issued were valued at $24,902 using the relative fair value method, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2022 Note II bears an annual interest rate of 15% and matures on May 24, 2023. The May 2022 Note II is convertible at any time or times on or after the occurrence of an event of default, at a price equal to the lower of; (i) 75% of the closing price of the common stock on the date of the investment, and (ii) 90% of the lowest VWAP for the common stock during the five trading day period ending on the latest complete trading day prior to the conversion date however if the Company consummates an Uplist Offering (as defined in the May 2022 Note II) within the 180 calendar days after the issuance date, then the conversion price shall equal 75% of the offering price per share of common stock at which the Uplist Offering is made. Unless otherwise adjusted pursuant to the terms of the May 2022 Note II, if the date of a conversion under the May 2022 Note II is prior to the date of the Uplist Offering, then the conversion price shall equal $0.345 per share. At any time prior to an event of default the Company shall have the option to pre-pay the May 2022 Note II at an amount equal to 115% of the outstanding balance plus accrued and unpaid interest on the outstanding balance. Upon the occurrence and during the continuation of any event of default, the May 2022 Note II shall become immediately due and payable at an amount equal to 150% of the outstanding principal plus accrued and unpaid interest and any default interest, if any.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The May 2022 Warrant II issued to the investor, provides for the right to purchase up to 217,391 shares of common stock; (i) valued at $24,902 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the May 2022 Note II; (ii) exercisable at $0.575, provided, however, that if the Company consummates an Uplist Offering within 180 calendar days from the issuance date in which case the exercise price shall be equal to 120% of the Uplist Offering price; after180 calendar days from the issuance date the exercise price shall be $0.575; (iii) subject to adjustments and 4.99% ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

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

As of July 31, 2022, the May 2022 Note II had outstanding principal of $125,000.

May 2022 Note III

On May 24, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA III”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2022 SPA III, the Company; (i) issued a convertible note with principal amount of $182,927 (“May 2022 Note III”) with the Company receiving $150,000 in net proceeds, net of $18,293 of OID and $14,634 of legal fees; (ii) issued warrants to purchase up to 318,134 shares of common stock (“May 2022 Warrant III”). The 318,134 warrants issued were valued at $36,442 using the relative fair value method, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2022 Note III bears an annual interest rate of 15% and matures on May 24, 2023. The May 2022 Note III is convertible at any time or times on or after the occurrence of an event of default, at a price equal to the lower of; (i) 75% of the closing price of the common stock on the date of the investment, and (ii) 90% of the lowest VWAP for the common stock during the five trading day period ending on the latest complete trading day prior to the conversion date however if the Company consummates an Uplist Offering (as defined in the May 2022 Note III) within the 180 calendar days after the issuance date, then the conversion price shall equal 75% of the offering price per share of common stock at which the Uplist Offering is made. Unless otherwise adjusted pursuant to the terms of the May 2022 Note III, if the date of a conversion under the May 2022 Note III is prior to the date of the Uplist Offering, then the conversion price shall equal $0.345 per share. At any time prior to an event of default the Company shall have the option to pre-pay the May 2022 Note III at an amount equal to 115% of the outstanding balance plus accrued and unpaid interest on the outstanding balance. Upon the occurrence and during the continuation of any event of default, the May 2022 Note III shall become immediately due and payable at an amount equal to 150% of the outstanding principal plus accrued and unpaid interest and any default interest, if any. Upon an event of default, at the option of the investor the conversion price shall equal 90% of the lowest VWAP for the common stock during the five-trading day period prior to the conversion date.

The May 2022 Warrant III issued to the investor, provides for the right to purchase up to 318,134 shares of common stock; (i) valued at $36,442 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the May 2022 Note III; (ii) exercisable at $0.575 however if the Company consummates an Uplist Offering within 180 calendar days from the issuance date in which case the exercise price shall be equal to 120% of the Uplist Offering price; after180 calendar days from the issuance date the exercise price shall be $0.575; (iii) subject to adjustments and 4.99% ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

As of July 31, 2022, the May 2022 Note III had outstanding principal of $182,927.

July 2022 Note

On July 19, 2022 (the “Issue Date”), the Company entered into Securities Purchase Agreements dated as of July 19, 2022 (the “July 2022 SPA”), by and between the Company and 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”). Pursuant to the July 2022 SPA, among other things, the Company agreed to issue to the Investor a convertible note in the original principal amount of $154,250 (the “July 2022 Note”). Upon closing, the Company received $138,000 in net proceeds from the Investor, which was net of $16,250 of legal fees.

 The July 2022 Note accrues interest at an annual interest rate of 8%, has a default interest rate of 22%, and matures on January 19, 2024 (the “Maturity Date”). The Investor may convert the July 2022 Note into shares of the Company’s common stock 180 days after the Issue Date until the later of (i) the Maturity Date and (ii) the date the Company pays any amounts owed in connection with an event of default. The per share conversion price into which the July 2022 Note is convertible into shares of common stock (the “Conversion Price”) is 65% multiplied by the average of the lowest two closing bid prices for the common stock during the ten trading days ending on the last trading day prior to the conversion date.

The Company has the right to prepay the outstanding principal amount of the Note, plus any accrued interest on the outstanding principal (including any default interest) at a rate of (x) 120% during the period ending 120 days after the Issue Date and (y) 125% during the period between 121 days and 180 days after the Issue Date. The Company does not have a prepayment right following the expiration of the 180-day period.

Upon the occurrence and during the continuation of any event of default under the Note, the Note becomes immediately due and payable and the Company is obligated to pay the Investor in full satisfaction of its obligations thereunder an amount equal to the greater of (i) the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 150% and (ii)(a) the highest number of shares of Common Stock issuable upon conversion of the default sum at the Conversion Price, multiplied by (b) the highest closing price for the Common Stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the mandatory prepayment date.

The obligations under the July 2022 Note are not secured by any assets of the Company.

The July 2022 SPA and July 2022 Note agreements contain other provisions, covenants and restrictions common with this type of debt transaction. Furthermore, the Company is subject to negative covenants under the Agreements, which the Company also believes are also customary for transactions of this type.

The July 2022 Note was treated as stock settled debt under ASC 480-Distinguishing Liabilities from Equity, and a put premium of $83,058 was recognized and charged to interest expense.

As of July 31, 2022, the July 2022 Note had an outstanding balance of $237,308 which included principal of $154,250 and a put premium of $83,058.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Valuation of Warrants

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

Commitment Share True-Up Provision

The March Financings, April 2021 Financing and May 2021 Note I (collectively as “Notes”), as discussed above, included a Commitment Share True-Up provision whereby if during the period beginning on the six-month anniversary of the date of the closing date and ending on the later of (i) the maturity date, or (ii) the date on which the Notes, is fully satisfied and cancelled (the “True-Up Period”), the then lowest traded price of the Company’s common stock (“Common Stock”) for any Trading Day within the True-Up Period (“Subsequent Share Price”), as reported on the Company’s principal market, is less than the closing price of the Company’s common stock on the closing date of each Note, then the Company shall, within three (3) trading days of holder’s provision of written notice in (“True-Up Notice”), issue and deliver to the holder an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to (X) the quotient of the Commitment Value (as defined below) divided by the Subsequent Share Price, multiplied by 1.5, less (Y) the Commitment Shares. The “Commitment Value” shall mean the product of the Commitment Shares multiplied by the closing price of the Company’s common stock on the Closing Date of each Note. Any additional shares of Common Stock issuable as defined in the Notes (“True-up Shares”), if required to be issued shall be issued provided however, that in no event shall the holder be entitled to receive shares of common stock in excess of the amount that would result in beneficial ownership by the holder and its affiliates of 4.99% of the outstanding shares of Common Stock at that time. For purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder. The Company shall at all times reserve shares of its Common Stock for Holder in an amount equal to 300% multiplied by (X) the quotient of the Commitment Value divided by the lowest traded price of the Common Stock during the five Trading Days immediately preceding the respective date of calculation, multiplied by 1.5, less (Y) the Original Shares. At the inception of the respective Notes, the value of the true-up shares is based on a fixed monetary amount known at inception to be settled with a variable number of shares if triggered which reflects stock settled debt. During the nine months ended July 31, 2022, the Company fully repaid all Notes that included the Commitment Share True-Up Provision resulting in the reduction in the accrued True-up Shares of $209,688 which was netted with the interest expense in the accompanying unaudited consolidated statement of operations. As of July 31, 2022 and October 31, 2021, the Commitment Share True-up had an aggregate fixed monetary value of $0 and $209,688, respectively, which is reflected as liability to be settled with common stock in the accompanying unaudited consolidated balance sheets.

Derivative Liabilities Pursuant to Convertible Notes

In connection with the issuance of the March 2021 Financings, April 2021 Financing, May 2021 Financings, September 2021 Financings and May 2022 Financings (collectively referred to as “Notes”), the Company determined that the terms of the Notes contain redemption features to be accounted for as derivative liabilities pursuant to ASC 815-15-25-42 as the redemption feature is not clearly closely related to the debt host. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Monte Carlo valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

In connection with the issuance of the May 2022 Notes, on the initial measurement date, the fair values of the embedded conversion option of $122,177 was recorded as derivative liabilities and debt discount.

On July 31, 2022, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $55,855 for the nine months ended July 31, 2022.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

During the nine months ended July 31, 2022, the fair value of the derivative liabilities were estimated using the Monte Carlo Valuation Model with the following assumptions (see Note 2):

July 31, 2022
Dividend rate	—%
Term (in years)	0.09 to 0.50
Volatility	55% to 90%
Risk—free interest rate	0.04 to 2.90%
Default probability	10.0% to 12.5%
Probability of uplist offering	50%

For the nine months ended July 31, 2022 and 2021, amortization of debt discounts related to the convertible notes amounted to $388,145 and $817,922 and, included as interest expense on the accompanying unaudited consolidated statements of operations. On July 31, 2022 and October 31, 2021, the unamortized debt discount was $361,444 and $510,438, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable is summarized below:

	July 31, 2022	October 31, 2021
	(Unaudited)
Principal amount	$306,900	$306,900
Less: current portion	(17,198)	(15,361)
Notes payable – long-term portion	$289,702	$291,539

Minimum principal payments under notes payable are as follows:

Year ended October 31, 2022 (remaining)	$15,620
Year ended October 31, 2023	6,369
Year ended October 31, 2024	6,608
Year ended October 31, 2025	6,859
Thereafter	271,444
Total principal payments	$306,900

Economic Injury Disaster Loan

On May 20, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $149,900, net of $100 processing fee, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments in the amount of $731, including principal and interest, are due monthly beginning May 20, 2021 (twelve months from the date of the SBA Note). The balance of principal and interest is payable thirty years from the date of the SBA Note. As of July 31, 2022 and October 31, 2021, the SBA Note had outstanding principal balance of $149,900. As of July 31, 2022 and October 31, 2021, the SBA Note had an accrued interest of $12,360 and $8,152, respectively, reflected in the accompanying unaudited consolidated balance sheets under accrued expense and other liabilities.

On June 17, 2020, the Company entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Instalment payments, including principal and interest, are due monthly beginning June 17, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of July 31, 2022 and October 31, 2021, the SBA Note had an outstanding principal balance of $150,000. As of July 31, 2022 and October 31, 2021, the SBA Note had accrued interest of $11,927 and $7,721, respectively, reflected in the accompanying unaudited consolidated balance sheets under accrued expense and other liabilities.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

November Note Payable

On November 12, 2020, the Company entered into a Note Agreement with an investor for the sale of the Company’s note (the “Note”). Pursuant to the terms provided for in the Note Agreement, the Company issued to the investor a Note and the Company received proceeds in the amount of $7,000. The Note bears an interest of 5% per annum and matured on November 12, 2021. This Note is currently in default. As of October 31, 2021, the Note had an outstanding principal balance of $7,000 and accrued interest of $338 and as of July 31, 2022, the Note had an outstanding principal balance of $7,000 and accrued interest of $600, reflected in the accompanying unaudited consolidated balance sheets under accrued expense and other liabilities.

NOTE 7 – ADVANCE PAYABLE

On July 9, 2021, the Company entered into a capital advance agreement with Shopify (“July Advance Agreement”). Under the terms of the July Advance Agreement, the Company has received $95,000 of principal and will repay $107,350 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the transition period ending October 31, 2021, the Company paid $27,055 of the outstanding balance. During the nine months ended July 31, 2022, the Company repaid all remaining outstanding balance of $67,945.

On August 31, 2021, the Company entered into a capital advance agreement with Shopify (“August Advance Agreement”). Under the terms of the August Advance Agreement, the Company has received $34,000 of principal and will repay $38,420 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. During the nine months ended July 31, 2022, the Company repaid all remaining outstanding balance of $34,000.

On April 5, 2022, the Company entered into a capital advance agreement with PayPal (“PayPal Advance Agreement I”). Under the terms of the PayPal Advance Agreement I, the Company received $25,000 of principal and will repay $27,502 by remitting 30% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $2,502 of debt discount which was amortized immediately to interest expense. During the nine months ended July 31, 2022, the Company paid $15,822 of the outstanding balance. The advance has an outstanding balance of $11,680 as of July 31, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

On April 6, 2022, the Company entered into a capital advance agreement with Shopify (“April Advance Agreement I”). Under the terms of the April Advance Agreement I, the Company received $23,000 of principal and will repay $25,990 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $2,990 of debt discount which was amortized immediately to interest expense. During the nine months ended July 31, 2022, the Company repaid all remaining outstanding balance of $25,990.

On April 6, 2022, the Company entered into a capital advance agreement with Shopify (“April Advance Agreement II”). Under the terms of the April Advance Agreement II, the Company received $120,000 of principal and will repay $135,600 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $15,600 of debt discount which was amortized immediately to interest expense. Additionally, on April 6, 2022, the Company entered into a capital advance agreement with Shopify (“April Advance Agreement III”). Under the terms of the April Advance Agreement III, the Company received $42,000 of principal and will repay $47,460 by remitting 30% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $5,460 of debt discount which was amortized immediately to interest expense. During the nine months ended July 31, 2022, the Company paid $48,043 of the April Advance Agreement II and III. The advance has an outstanding balance of $135,017 as of July 31, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

On April 16, 2022, the Company entered into a capital advance agreement with Shopify (“April Advance Agreement IV”). Under the terms of the April Advance Agreement III, the Company received $110,000 of principal and will repay $124,300 by remitting 17% of the total customer payments processed daily by the e-commerce platform provider until the advance is repaid in full. The Company recorded $14,300 of debt discount which was amortized immediately to interest expense. During the nine months ended July 31, 2022, the Company paid $27,433 of the April Advance Agreement IV. The advance has an outstanding balance of $96,867 as of July 31, 2022, reflected as advance payable on the accompanying unaudited consolidated balance sheet.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 8 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of July 31, 2022 and October 31, 2021 are summarized as follows:

	July 31, 2022	October 31, 2021
	(Unaudited)
Beginning balance	$164,912	$48,311
Acquired gift card liability (see Note 3)	—	87,260
Sale of gift cards	121,603	186,749
Promotional and other gift cards issued	84,250	-
Revenue from breakage	(22,810)	(60,515)
Gift card redemptions	(113,323)	(96,893)
Ending balance	$234,632	$164,912

NOTE 9 – LEASE LIABILITIES

Operating Lease Right-of-Use (“ROU”) Asset and Operating Lease Liabilities

On July 6, 2021, the Company acquired Model Meals (see Note 3), which had a lease agreement for its facility in Santa Ana, California which expired in December 2021 (see Note 12) and had remaining operating right-of-use asset and liability of $76,136 and $79,054, respectively. Pursuant to the lease agreement, the lease required the Company to pay a monthly base rent of $14,140 for the remainder of the lease term.

On June 1, 2021, the Company entered into a lease agreement, effective July 13, 2021, for its facility in Pembroke Pine, Florida. The lease is for a period of 36 months commencing in July 2021 and expiring in July 2024. Pursuant to the lease agreement, the Company shall pay a monthly base rent of; (i) $8,062 in the first year; (ii) $8,465 in the second year and; (iii) $8,888 in the third year.

On November 11, 2021, the Company renewed its lease agreement (“Renewed Lease Agreement”) for their California kitchen facility, effective on January 1, 2022. The Renewed Lease Agreement provides for (i) a term of six months from the effective date which terminated on June 30, 2022; (ii) a monthly base rent of $9,960 and; (iii) a monthly storage fee of $2,340. The Renewed Lease Agreement can be terminated with two months’ notice. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less (see Note 2). As of July 1, 2022, the Company is leasing storage space on a month-to month basis and is no longer operating the kitchen at this facility.

For the nine months ended July 31, 2022, total rent expense amounted to $182,043 which is included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the operating lease liabilities was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

On July 31, 2022 and October 31, 2021, operating lease right-of-use assets is summaries below:

	July 31, 2022	October 31, 2021
	(Unaudited)
Operating ROU assets	$336,614	$336,614
Less accumulated reductions	(153,736)	(68,105)
Balance of Operating ROU assets, net	$182,878	$268,509

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Operating lease liabilities related to the Operating ROU assets is summarized below:

	July 31, 2022	October 31, 2021
	(Unaudited)
Operating lease liabilities	$339,532	$339,532
Reduction of operating lease liabilities	(151,738)	(71,178)
Total	187,794	268,354
Less: short term portion	(86,699)	(101,431)
Long term portion	$101,095	$166,923

Future minimum operating lease payments under the operating lease agreements on July 31, 2022 are as follows:

Year	Amount
Ending October 31, 2022 (remaining)	$25,394
Ending October 31, 2023	102,846
Ending October 31, 2024	79,991
Total minimum non-cancellable operating lease payments	208,231
Less: discount to fair value	(20,437)
Total operating lease liabilities on July 31, 2022	$187,794

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

Financing right-of-use (“Financing ROU”) asset is summarized below:

	July 31, 2022	October 31, 2021
	(Unaudited)
Financing ROU assets	$200,509	$200,509
Less accumulated depreciation	(69,621)	(19,494)
Balance of financing ROU assets, net	$130,888	$181,015

For the three and nine months ended July 31, 2022, depreciation expense related to Financing ROU assets amounted to $16,709 and $50,127, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	July 31, 2022	October 31, 2021
	(Unaudited)
Financing lease payables for equipment	$200,509	$200,509
Reduction of financing lease liability	(59,648)	(13,650)
Total	140,861	186,859
Less: short term portion	(66,926)	(62,210)
Long term portion	$73,935	$124,649

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Future minimum lease payments under the financing lease agreement on July 31, 2022 are as follows:

Year	Amount
Year ending October 31, 2022 (remaining)	$19,500
Year ending October 31, 2023	78,000
Year ending October 31, 2024	58,500
Total minimum non-cancellable financing lease payments	156,000
Less: discount to fair value	(15,139)
Total financing lease liabilities on July 31, 2022	$140,861

NOTE 10 – RELATED PARTY BALANCES AND TRANSACTIONS

The Company utilizes the shipping carrier account of a related entity, owned 50% by the Company’s current chief executive officer and principal stockholder for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 10% fee. The total amount incurred and paid to the related entity during the nine months ended July 31, 2022 and 2021 was $288,731 and $121,008, respectively, which is included in cost of goods sold in the accompanying unaudited consolidated statement of operations. There were no amounts due to this related party for these services as of July 31, 2022 and October 31, 2021.

See also related party convertible note in Note 5 – March 2021 Note III – Related Party.

See consulting agreement in Note 12 – Consulting Agreement – Related Party

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.001.

Common Stock

Shares Authorized

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001.

Common Stock Issued for Cash

●	During the nine months ended July 31, 2021, the Company issued an aggregate of 1,206,605 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $866,770.

●	During the nine months ended July 31, 2022, the Company issued an aggregate of 1,932,204 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $1,368,492.

Common Stock Issued for Services and Prepaid Services

●	On April 1, 2021, the Company issued an aggregate of 2,000,000 shares of common stock with grant date fair value of $1,800,000 or $0.90 per share based on the market price of common stock on grant date, to a consultant pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the twelve-month service period. During the nine months ended July 31, 2022 and 2021, the Company amortized $750,000 and $600,000 of the deferred compensation related to this consulting agreement, respectively, which was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations. As of July 31, 2022 and October 31, 2021, there was $0 and $750,000, respectively, of deferred compensation related to this consulting agreement.

●	On November 8, 2021, the Company issued an aggregate of 600,000 shares of common stock with grant date fair value of $726,000 or $1.21 per share based on the market price of common stock on grant date, to a consultant pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the six-month service period. During the nine months ended July 31, 2022, the Company amortized the $726,000 of the deferred compensation which was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations. As of July 31, 2022, there was no deferred compensation related to this consulting agreement.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

●	During the nine months ended July 31, 2022, the Company granted 60,000 shares of common stock with grant date fair value of $60,600 or $1.01 per share based on the market price of common stock on grant date, to a consultant for services. The grant fair value of the common stock of $60,600 was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations.

Common Stock for Commitment Fee with Convertible Notes Payable

●	In December 2020, the Company issued an aggregate of 119,535 shares of common stock valued at $38,264 using the relative fair value method to two non-affiliate investors as a commitment fee in connection with the December 2020 Financings which was recorded as debt discount which will be amortized over the life of the notes.

●	On January 12, 2021, the Company issued 29,385 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement, valued at $17,296 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On February 3, 2021, the Company issued 150,000 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement, valued at $85,981 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 22, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $6,949 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 29, 2021, the Company issued 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $24,504 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 50,000 shares of common stock to a related party investor as commitment fee pursuant to a securities purchase agreement, valued at $23,718 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $11,845 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 31, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $36,499 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On April 7, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $30,694 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 17, 2021, the Company granted 60,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $26,824 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 28, 2021, the Company granted 150,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $67,645 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	During the nine months ended July 31, 2022, the Company granted 45,989 shares of common stock with grant date fair value of $29,879 or $0.65 per share based on the market price of common stock on grant date, to a convertible note holder as a commitment fee. The grant fair value of the common stock of $29,879 was charged to interest expense in the accompanying unaudited consolidated statements of operations.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Common Stock Issued Pursuant to Lock-Up & Leak Out Agreements

●	During the nine months ended July 31, 2022, the Company issued as consideration, to several stockholders, an aggregate of 516,748 shares of common stock with grant date fair value of $554,273 or an average per share price of $1.07, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. The grant date fair value of the common stock was initially recorded in equity as deferred compensation and is being amortized over the lock up period of three-to-four- months through July 31, 2022. During the nine months ended July 31, 2022, the Company amortized $670,212 including $115,939 of deferred compensation as of October 31, 2021, of deferred compensation which was recorded as professional and consulting expenses in the accompanying unaudited consolidated statement of operations. As of July 31, 2022, there were no deferred compensation related to the Lock-Up & Leak Out Agreements.

On May 1, 2022, the Company issued as consideration to a related party stockholder 25,000 shares of common stock with grant date fair value of $27,500, or $1.10 per share, based on the market price of common stock on grant date, for the stockholder’s execution of a Lock-Up & Leak Out Agreement. In connection with this issuance, on May 1, 2022, the Company recorded stock-based professional fees – related party of $27,500.

Common Stock Issued Pursuant to Product Development Agreements

●	During the three months ended January 31, 2022, the Company issued 100,000 shares of common stock with grant date fair value of $100,000 based on the fair value of common stock on the date of grant, pursuant to an agreement which was recorded as deferred compensation and is being amortized over the 2-year term of the agreement. During the nine months ended July 31, 2022, $370,677 of the accumulated deferred compensation was expensed as product development expense in the accompanying unaudited consolidated statements of operations related to shares issued in the prior and current period connection with joint product development agreements. As of July 31, 2022, there was $237,603 of deferred compensation related to the product development agreements.

Common Stock Issued Pursuant to Stock-Based Compensation

●	On April 29, 2021, the Company issued 25,000 shares of common stock with an aggregate grant date fair value of $24,750 or $0.99 per share based on the market price of common stock on grant date, to a board member for services rendered and was charged to compensation and related expenses in the accompanying condensed consolidated statements of operations.

Common Stock Issued for Acquisition of Subsidiary

●	On July 6, 2021, the Company issued an aggregate of 2,008,310 shares of common stock with fair value of $2,028,393, based on the market price of common stock on date of acquisition, to members of Model Meals, LLC in exchange for 100% membership, pursuant to the Agreement and Plan of Merger (see Note 1 and Note 3).

Common Stock Issued for Warrant Exchange Agreements

●	On May 1, 2022, in connection with the settlement of a down round exercise price trigger, the Company entered into a warrant exchange agreement with various warrant holders (collectively as “Parties”) pursuant to which the Parties exercised an aggregate of 922,495 warrants with initial exercise price of $2.50 issued between January to September 2021, at an agreed upon reduced exercise price of $0.75 with the Company issuing an aggregate of 3,048,917 shares of common stock in exchange for the outstanding warrants and no cash consideration. In connection with this warrant exchange, the Company recorded a deemed dividend of $2,578,446, which was calculated as the fair value of excess shares issued to the Parties with a grant date fair value of $2,578,446, or $0.51 per share, based on the market price of common stock on grant date.

●	On June 30, 2022, in connection with a lock-up and leak out settlement agreement, the Company issued 674,100 shares of its common stock in connection with the cashless exercise of 674,100 warrants and no cash consideration. The 674,100 had grant date fair value of $195,490 or $0.29 per share based on the market price of common stock on grant date. In connection with this cashless exercise of warrants, the Company recorded settlement expense of $195,490.

Common stock issued pursuant to settlement agreements

●	On June 30, 2022, pursuant to a stock repurchase and settlement agreement and a lock-up and settlement agreement, the Company issued an aggregate of 585,000 shares of its common stock with grant date fair value of 169,650, or $0.29 per share, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. In connection with these agreements, the Company recorded settlement expense of $185,344. In connection with the stock repurchase and settlement agreement the Company agreed to repurchase 166,667 shares of its common stock from an investor for $150,000. In connection with this agreement the Company recorded a common stock repurchase obligation of $150,000 and reduced additional paid-in capital by $150,000. In July 2022, the Company paid $50,000 towards this common stock repurchase agreement. On July 31, 2022, the common stock repurchase obligation related to this agreement amounted to $100,000.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Stock Warrants

Warrants Issued Pursuant to Stock-Based Compensation

●	On March 25, 2022, the Company issued to two executives fully vested warrants to purchase up to an aggregate of 250,000 shares of the Company’s common stock, in connection with their employment agreements dated March 25, 2022. These warrants are exercisable, in whole or in part, upon issuance at $0.001 per share, and expire on March 25, 2027. These warrants have an aggregate grant date fair value of $374,560 or $1.50 per share based on the market price of common stock on grant date, recorded as compensation expense in the accompanying unaudited consolidated statements of operations.

Warrants Issued for Professional Services

●	During the three months ended January 31, 2021, the Company issued fully vested warrants to purchase up to 10,640 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.27 per share, and expires on December 8, 2025. These warrants have a grant date fair value of $11,471, recorded as professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

●	During the three months ended January 31, 2022, the Company issued fully vested warrants to purchase up to 100,000 shares of the Company’s common stock to a third-party entity in connection with a consulting agreement. This warrant is exercisable, in whole or in part, upon issuance at $1.50 per share, and expires on May 18, 2025. These warrants have a grant date fair value of $36,777, recorded as professional and consulting expenses in the accompanying unaudited consolidated statements of operations.

Warrants for Commitment Fee with Convertible Notes Payable

●	On January 12, 2021, the Company issued a warrant to purchase up to 55,000 shares of common stock to a non-affiliate investor as an additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $6,173 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On February 2, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as an additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $31,821 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 22, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $1,346 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 25, 2021, the Company issued warrant to purchase up to 78,250 shares of common to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $4,744 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $8,350 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

●	On March 29, 2021, the Company issued a warrant to purchase up to 50,000 shares of common stock to a related party investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $7,924 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 30, 2021, the Company issued a warrant to purchase up to 25,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $3,957 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On March 31, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $12,352 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On April 7, 2021, the Company issued a warrant to purchase up to 75,000 shares of common stock to a non-affiliate investor as an additional commitment fee pursuant to a note amendment. The warrant; (i) was valued at $9,592 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On May 17, 2021, the Company issued a warrant to purchase up to 60,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $9,767 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $2.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On May 28, 2021, the Company issued a warrant to purchase up to 150,000 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a note amendment (see Note 5). The warrant; (i) was valued at $30,328 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $1.50; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the fifth-year anniversary from the date of issuance.

●	On May 18, 2022, the Company issued a warrant to purchase up to 869,565 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a convertible (see Note 5). The warrant; (i) was valued at $93,641 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $0.575; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

●	On May 24, 2022, the Company issued a warrant to purchase up to 217,391 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a convertible (see Note 5). The warrant; (i) was valued at $24,902 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $0.575; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

●	On May 24, 2022, the Company issued a warrant to purchase up to 318,134 shares of common stock to a non-affiliate investor as additional commitment fee pursuant to a convertible (see Note 5). The warrant; (i) was valued at $36,442 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note; (ii) has an exercise price of $0.575; (iii) subject to the adjustments and 4.99%, ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

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

Dividend rate	—%
Term (in years)	2.5 to 5 years
Volatility	61% to 69%
Risk-free interest rate	0.14% to 2.80%

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

A summary of the Company’s outstanding stock warrants as of July 31, 2022 and changes during the period ended are presented below:

	Number of Stock Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on October 31, 2021	15,745,066	$0.170	7.4
Warrants issued for services	100,000	1.500	4.1
Warrants issued pursuant to employment agreements	500,000	0.001	4.9
Warrants issued in connection with convertible debt	1,405,090	0.575	3.0
Warrants exercised	(1,596,595)	1.350
Balance on July 31, 2022	16,153,561	$0.090	6.4

Stock warrants exercisable on July 31, 2022	16,153,561	$0.090	6.4

Certain exercisable stock warrants had per share intrinsic value of $0.22 on July 31, 2022, totaling $2,876,945.

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

Lease Obligation Settlement

On February 22, 2018, the Company entered into a Surrender Agreement with a former landlord for rental obligations dating back to the year ended December 31, 2017 until the space was vacated by the Company on March 31, 2017. Upon executing the Surrender Agreement, the former landlord and the Company agreed that the total rental obligation due was $109,235. The former landlord agreed to $50,000 as full satisfaction of all obligations owed at the time of the Surrender Agreement. The Company agreed to make regular payments on the outstanding rental obligation until paid in full through September 2019; however, there is no penalty if the obligation is not fully paid by such date. As of July 31, 2022 and October 31, 2021, the balance remaining due on this obligation were $21,400 and $22,900, respectively, included in accounts payable on the accompanying unaudited consolidated balance sheets.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Put Option Agreement and Stock Repurchase Agreement

On April 20, 2020, the Company and a stockholder entered into a Put Option Agreement (see Note 3), pursuant to which, among other things, the Company agreed, at the election of the stockholder, to purchase certain shares of common stock from such stockholder no sooner than two years from the date of the Put Option Agreement also referred to herein as Market Period. Pursuant to the Put Option Agreement, in the event that the stockholder does not generate $1.3 million dollars also referred to herein as Total Investment in gross proceeds from the sale of its shares of common stock by the second anniversary of the Put Option Agreement, then the stockholder has the right to cause the Company to purchase shares held by the stockholder at a price equal to the difference between the Total Investment and the net proceeds actually realized by the stockholder from shares of common stock sold during the Market Period and the number of shares of common stock held by the stockholder on the date the put right is exercised. The put right expired fourteen (14) days from end of the Market Period. In connection with the Put Option Agreement, the Company recorded an initial common stock repurchase obligation in the amount of $1.3 million, reflected in the accompanying consolidated balance sheets as common stock repurchase obligation, and reduction of additional paid in capital upon entering the Put Option Agreement. The repurchase obligation is re-assessed by the Company each reporting period and adjusted for the proceeds received by the stockholder from sale of common stock. During the ten months ended October 31, 2021, the Company recorded a reduction of $681,725. During the nine months ended July 31, 2022, the Company recorded a reduction of $113,072. As of July 31, 2022, the Company has recorded an aggregate reduction of $794,797 for net proceeds realized by the stockholder on sale of Company common stock which was reclassified to additional paid in capital. As of July 31, 2022 and October 31, 2021, the Company had $505,203 and $618,275 million of common stock repurchase obligation outstanding, respectively.

On June 30, 2022, the Company and a stockholder entered into a Stock Repurchase Agreement, pursuant to which, among other things, the Company agreed to purchase certain shares of common stock from such stockholder for an aggregate purchase price of $150,000. In connection with this Stock Repurchase Agreement, the Company recorded an initial common stock repurchase obligation in the amount of $150,000 which was recorded in the accompanying consolidated balance sheets as common stock repurchase obligation, and reduction of additional paid in capital upon entering the Stock Repurchase Agreement. The Company shall pay to the Shareholder the Purchase Price in immediately available funds, as follows: (1) $50,000 which was be paid upon the complete execution of this Stock Repurchase Agreement, and the related Settlement Agreement and Release, and the Lock-up and Leak-out Agreement; (2) $50,000 to be paid 30 days after the complete execution of the Stock Repurchase Agreement, the Settlement Agreement and Release, and the Lock-up and Leak-out Agreement; and (3) the final $50,000 to be paid 60 days after the complete execution of the Stock Repurchase Agreement, the Settlement Agreement and Release, and the Lock-up and Leak-out Agreement.. As of July 31, 2022, the Company had $100,000 of common stock repurchase obligation outstanding.

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

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty (“GMR”) payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. The GMR is expensed to cost of sales over the term of the Development Agreement. During the ten months ended October 31, 2021, the Company paid an aggregate of $78,260 of accrued royalty fee. During the nine months ended July 31, 2022, the Company paid an aggregate of $49,139 of accrued royalty fee. During the nine months ended July 31, 2022, the Development Agreement was amended by both parties whereby the minimal royalty payment of $109,210 was extended through December 31, 2021 and the increased GMR of $218,380 would begin January 1, 2022 and the $436,770 GMR January 1, 2023. During the nine months ended July 31, 2022, the Company recorded $86,442 of royalty expense related to the GMR. As of July 31, 2022, an aggregate total of $109,199 of accrued royalty feewas reflected, with $61,794 included in accounts payable and $44,405 included in accrued expense and other liabilities in the accompanying unaudited consolidated balance sheets. As of July 31, 2022 and October 31, 2021, a total of $109,199 and $71,896 of accrued royalty fee, respectively, was reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheets.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Hungry Fan a guaranteed minimum compensation of $24,000 over twelve months (the “GMC”), to be paid in installments of $2,000 per month, by the 10th business day of the following month in which the Hungry Fan Commission was earned. The Parties agree that the Hungry Fan Royalty shall be credited against the Guarantee received to date. During the transitional period ending October 31, 2021, the Company paid $14,000 of GMC. During the nine months ended July 31, 2022, the Company paid an aggregate of $6,000 of accrued royalty fee. As of July 31, 2022 and October 31, 2021, $4,000 and $1,000 of accrued royalty fee, respectively, was reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheets.

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

For the use of Red Velvet Desserts and all associated intellectual property for the benefit of the Red Velvet Desserts, Bistro shall pay to Red Velvet the following: (i) 10% of all Net Revenue generated from the sale of the Red Velvet Desserts (the “Velvet Desserts Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Red Velvet Desserts less discounts and returns. The Velvet Desserts Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Red Velvet Desserts dedicated code was used at the time of purchase (“Velvet Desserts Commission”). The Velvet Desserts Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Velvet Desserts Commission was earned. During the ten months ended October 31, 2021, Red Velvet earned $198 of royalty fees pursuant to terms of the Development Agreement. As of July 31, 2022 and October 31, 2021, $198 of accrued royalty fee was reflected under accrued expense and other liabilities in the accompanying consolidated balance sheets.

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

JULY 31, 2022

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

In addition, subject to the terms and conditions of this Development Agreement, the Company shall pay to Roblé a guaranteed minimum compensation of $36,000 for twelve months (the “GMC”) as follows: (i) $9,000 upon the Company’s receipt and approval of all recipes submitted by Roblé; (ii) $9,000 upon the commencement of selling of the Roblé Meals (“Selling Date”); (iii) $3,000 per month for a period of six months, commencing the month immediately following the Selling Date. The total aggregate compensation paid to Roblé shall be reduced by the GMC. During the transitional period ending October 31, 2021, the first condition has been satisfied by both parties and the Company paid $9,000 the GMC. As of July 31, 2022 and October 31, 2021, there were no accrued GMC as the Selling Date has not yet occurred.

Claudia Cocina LLC

On June 22, 2021, the Company and Claudia Cocina LLC (f/s/o Claudia Sandoval), a California limited liability company (“Claudia Cocina”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CS Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement is effective upon signature and shall remain in effect from the first date on which the CS Meals are commercially launched (the “Launch Date”) until the last day of the month that is one year from the Launch Date (the “Initial Term”). The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) (the Initial Term and the Renewal Term, individually and together, (the “Term”) upon mutual written consent, which consent must be provided no later than sixty days prior to the end of the current Term. The Renewal Term shall be on the same terms and conditions as provided herein for the Initial Term, except that the Guaranteed Minimum Sales and the Guaranteed Minimum Royalties (“GMR”) payable during the Renewal Term shall be mutually agreed to between the Parties. The Company issued 150,000 shares of common stock with grant date fair value of $150,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $150,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the nine months ended July 31, 2022, the Company expensed $121,875 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of July 31, 2022 and October 31, 2021, there were $0 and $121,875 of deferred compensation, respectively, related to this Development Agreement.

Claudia Cocina shall receive 10% royalties on all Net Revenues (“Royalty”) generated from the sale of: (i) CS Meals; and (ii) Home Bistro and Prime Chop brand orders in which a CS dedicated code was used at the time of purchase, in accordance with the Royalty Schedule set forth in the Development Agreement. For the purpose of this Development Agreement “Net Revenue” shall be defined as gross sales of products less actual returns and refunds, which returns and refunds shall not exceed eight percent (8%) of such gross sales. In addition, the GMR for the Term shall be at least $36,000 per year in the aggregate, payable monthly at the rate of $3,000 per month or 10% of gross sales, whichever is higher for the month. The Company agrees that Royalty payments may only be credited to the year to which such payments apply (i.e., Royalty payments paid to Claudia Cocina during the first twelve months of the Agreement can only offset the GMR of the first twelve months, and not the subsequent 12-month period GMR). Payments made during any year during the Term, which are in excess of the GMR payments for the applicable year may not be credited towards another year. All GMR payments hereunder are non-refundable and are due upon the first CS Meals being launched which occurred in November 2021. During the nine months ended July 31, 2022, the Company recorded $21,000 of royalty expense related to the GMR. As July 31, 2022 and October 31, 2021, there were no accrued royalty fee.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Chef Richard Blais

On July 22, 2021 (“Effective Date”), the Company and Trail Blais, LLC (f/s/o Chef Richard Blais), celebrity chef and reality TV personality (“Chef Richard Blais”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“Blais Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is one-year from the Effective Date (“Term”), ending no later than July 30, 2022. The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the Blais Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, The Company shall use best efforts to cease the distribution of all Blais Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Renewal Term shall be negotiated in good faith within ninety days of the end of the Term. The Company issued 150,000 shares of common stock with grant date fair value of $172,500 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement (see Note 12) and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $172,500 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the nine months ended July 31, 2022, the Company expensed $147,344 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of July 31, 2022 and October 31, 2021, there were $0 and $147,344 of deferred compensation, respectively, related to this Development Agreement.

For the use of Chef Richard Blais and all associated intellectual property for the benefit of the Blais Meals, the Company shall pay to Blais the following: (i) 10% of all net revenue generated from the sale of Blais Meals (the “Blais Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Blais Meals less discounts and returns. The Blais Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Blais Royalty was earned; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a Blais Dedicated Code was used at the time of purchase (“Blais Commission”). The Blais Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the Blais Commission was earned and; (iii) Guaranteed Minimum Royalty. Subject to the terms and conditions of the Development Agreement, the Company shall pay to Chef Richard Blais a guaranteed minimum compensation of $75,000 for each twelve-month period the Development Agreement is in effect (“GMC”) payable monthly at the rate of $6,250 per month, beginning on the earlier of the launch of Blais Meals or ninety days after the execution of this Development Agreement. As of October 31, 2021, there was $1,815 accrued royalty fee. During the nine months ended July 31, 2022, the Company recorded $56,250 of royalty expense related to the GMR. As of July 31, 2022, there was a total of $51,815 GMR payable of which $8,065 was recorded in accrued royalty fee and $43,750 was recorded in accounts payable, were reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheet.

Perfect Athlete LLC

On September 15, 2021 (“Effective Date”), the Company and Perfecting Athletes, LLC (“PA” or “Perfecting Athletes”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“PA Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-years from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the PA Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, The Company shall use best efforts to cease the distribution of all PA Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 150,000 shares of common stock with grant date fair value of $255,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $255,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the nine months ended July 31, 2022, the Company expensed $74,375 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of July 31, 2022 and October 31, 2021, there were $164,687 and $239,063 of deferred compensation, respectively, related to this Development Agreement.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

For the use of Perfecting Athletes and all associated intellectual property for the benefit of the PA Meals, the Company shall pay to Perfecting Athletes the following: (i) 10% of all net revenue generated from the sale of PA Meals (the “PA Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on PA Meals less discounts and returns. The PA Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the PA Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a PA Dedicated Code was used at the time of purchase (“PA Commission”). The PA Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the PA Commission was earned. During the nine months ended July 31, 2022, there were no payments made under the Development Agreement.

Spicy Mango Foodies LLC

On January 19, 2022 (“Effective Date”), the Company and Spicy Mango Foodies LLC (f/s/o Chef Priyanka Naik (“CPN”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CPN Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-year from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the CPN Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, the Company shall use best efforts to cease the distribution of all CPN Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 100,000 shares of common stock with grant date fair value of $100,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement. The Company shall record it as deferred compensation to be amortized over the Term of the Development Agreement. The Company recorded the $100,000 as deferred compensation in the accompanying unaudited consolidated balance sheet and is being amortized over the two-year term of the Development Agreement. During the nine months ended July 31, 2022, the Company expensed $27,083 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of July 31, 2022, there was $72,917 of deferred compensation related to this Development Agreement.

For the use of Spicy Mango Foodies, LLC (“SMF”) and all associated intellectual property for the benefit of the CPN Meals, the Company shall pay to SMF the following: (i) 10% of all Net Revenue generated from the sale of CPN Meals (“SMF Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CPN Meals less discounts and returns. The SMF Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the SMF Royalty was earned and; (ii) 10% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a SMF Dedicated Code was used at the time of purchase (“SMF Commission”) and all sales derived from that account thereafter. The SMF Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the SMF Commission was earned. During the nine months ended July 31, 2022, there were no payments made under the Development Agreement.

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

For the use of MM and all associated intellectual property for the benefit of the Moss Deserts, the Company shall pay to MM 5% of all Net Revenue generated from the sale of Moss Deserts (“MM Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Moss Deserts less discounts and returns. The MM Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the MM Royalty was earned. During the three months ended July 31, 2022, there were no payments made or owed under the Development Agreement.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Consulting Agreements

On April 1, 2021, the Company and Redstone Communications, LLC (“Redstone”) (collectively as “Parties”) entered into an agreement to provide strategic consulting services (“Agreement”). The Agreement shall remain in effect for twelve months from the effective date of April 1, 2021 until March 31, 2022. Pursuant to the Agreement, Redstone shall be paid, in cash, a monthly fee of $10,000 over the twelve months service period and received 2,000,000 shares of common stock with grant date fair value of $1,800,000 as compensation, which was recorded as deferred compensation in the accompanying consolidated balance sheet and amortized over the twelve months service period. In 2021, the Company amortized $1,050,000 of the deferred compensation. During the nine months ended July 31, 2022, the Company amortized $750,000 of the deferred compensation and was recorded as professional and consulting expense in the accompanying unaudited consolidated statement of operations. As of July 31, 2022 and October 31, 2021, the deferred compensation related to this Agreement was $0 and $750,000, respectively.

On September 10, 2021, the Company and Bench International, LLC (“Bench International”) (collectively as “Parties”) entered into an agreement to marketing consulting services (“Agreement”). The Agreement shall remain in effect for twelve months from the effective date of September 10, 2021. Pursuant to the Agreement, Bench International shall be paid, in cash, and aggregate amount of $350,000 to be paid in seven monthly instalments of $50,000 beginning September 2021 until March 2022. In 2021, the Company paid an aggregate amount of $100,000. During the nine months ended July 31, 2022, the Company paid an aggregate amount of $205,000. During the nine months ended July 31, 2022, the Company recognized $246,667 of expense related to this Agreement and recorded as selling and marketing expenses in the accompanying unaudited consolidated statement of operations. As of July 31, 2022 and October 31, 2021, the prepaid expense related to this Agreement were $0 and $41,667, respectively.

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

Consulting Agreement – Related Party

On October 1, 2021, the Company and Michael Novielli through Dutchess Capital Partners, LLC (“Dutchess Capital”) (collectively as “Parties”) entered into a consulting agreement which shall remain in effect until April 1, 2022 unless sooner terminated as provided in the agreement, or unless extended by agreement of the Parties. Michael Novielli currently serves as a member of the Board of Directors and is considered a related party. Pursuant to the agreement, Dutchess Capital received warrants to purchase 1,000,000 of common stock (“Warrant”) with a grant date fair value of $1,356,507, for services rendered and was recorded as professional and consulting expenses – related party in the accompanying consolidated statement of operations. The Warrant vested upon issuance, had exercise price of $0.001 and expiration date of October 1, 2026. In addition, Dutchess Capital shall receive $10,000 per month, payable in cash on the first of each month commencing on the effective date. For the three and nine months ended July 31, 2022, professional and consulting expense – related party amounts to $30,000 and $90,000, respectively.

Lock-Up and Leak Out Agreements

In 2021 and during the nine months ended July 31, 2022, the Company and various stockholders (collectively as “Parties”) entered into a Lock-Up and Leak Out Agreement (“Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, stockholders, including the stockholders’ affiliated entities, agreed that for the period beginning on the respective effective dates of their Lock-Up Agreements and ending in the period between October 2021 to June 2023 (the “Lock-Up Period”), the stockholders will not offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of, directly or indirectly, any shares of Company’s common stock or securities convertible into or exercisable for common stock or securities or rights convertible into or exchangeable or exercisable for any common stock, whether owned by the stockholders as the date hereof or acquired subsequent to the date hereof (collectively, the “Lock-Up Shares”), enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic or voting consequences of ownership of such securities, whether any such aforementioned transaction is to be settled by delivery of the Lock-Up Shares or such other securities, in cash or otherwise, or publicly disclose the intention to make any such offer, sale, pledge or disposition, or to enter into any such transaction, swap, hedge or other arrangement. During the ten-months ended October 31, 2021, as consideration for the stockholders’ execution of the Lock-Up Agreements, the Company issued an aggregate of 112,500 shares of common stock with grant date fair value of $152,626 which was recorded as deferred compensation and amortized over the Lock-Up Period. During the nine months ended July 31, 2022, as consideration for the stockholders’ execution of the Lock-Up Agreements, the Company issued an aggregate of 516,748 shares of common stock with grant date fair value of $554,273 which was recorded as deferred compensation and amortized over the Lock-Up Period (see Note 11). During the nine months ended July 31, 2022, the Company amortized $670,212 of the deferred compensation (see Note 11) and was recorded as professional and consulting expense in the accompanying unaudited consolidated statement of operations. As of July 31, 2022 and October 31, 2021, the deferred compensation related to this Agreement were $0 and $115,938, respectively.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

NOTE 13 – SUBSEQUENT EVENTS

Joint Product Development and Distribution Agreement

Tsuji’s Inc.

On August 26, 2022 (“Effective Date”), the Company and Tsuji’s Inc. (f/s/o Chef Katsuji Tanabe (“CKJ”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CKJ Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-year from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the CKJ Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, the Company shall use best efforts to cease the distribution of all CKJ Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 100,000 shares of common stock with grant date fair value of $20,000, or $0.20 per share, based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement. The Company shall record it as deferred compensation to be amortized over the Term of the Development Agreement.

In connection with the sale of CKJ Meals, the Company shall pay to CKJ the following: (i) 5% of all net revenue generated from the sale of CKJ Meals (the “CKJ Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CKJ Meals less discounts and returns. The CKJ Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CKJ Royalty was earned; (ii) 5% of all Net Revenue generated from the sale of Home Bistro brand orders in which a CKJ Dedicated Code was used at the time of purchase (“CKJ Commission”). The CKJ Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CKJ Commission is earned

Chef David Burtka

On September 8, 2022 (“Effective Date”), the Company and Chef David Burtka (“CDB”) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CDB Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is one-year from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the CDB Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, the Company shall use best efforts to cease the distribution of all CDB Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 250,000 shares of common stock with grant date fair value of $45,000, or $0.18 per share, based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement. The Company shall record it as deferred compensation to be amortized over the Term of the Development Agreement.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

In connection with the sale of CDB Meals, the Company shall pay to CDB the following: (i) 5% of all net revenue generated from the sale of CDB Meals (the “CDB Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CDB Meals less discounts and returns. The CDB Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CDB Royalty was earned; (ii) 5% of all Net Revenue generated from the sale of Home Bistro brand orders in which a CDB Dedicated Code was used at the time of purchase (“CDB Commission”). The CDB Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CDB Commission is earned

All Grain LLC

On September 9, 2022 (“Effective Date”), the Company and All Grain LLC (f/s/o Chef Danielle Walker (“CDW”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CDW Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is two-year from the Effective Date (“Term”). The first twelve-month anniversary of the Development Agreement shall be deemed “Year One”. The Company shall only distribute the CDW Meals within the Term and any Renewal Term (defined below), as mutually agreed. The Company agrees that following the Term, the Company shall use best efforts to cease the distribution of all CDW Meals. The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) upon mutual written consent. The Company issued 100,000 shares of common stock with grant date fair value of $21,000, or $0.21, based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement. The Company shall record it as deferred compensation to be amortized over the Term of the Development Agreement.

In connection with the sale of CDW Meals, the Company shall pay to CDW the following: (i) 5% of all net revenue generated from the sale of CDW Meals (the “CDW Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CDW Meals less discounts and returns. The CDW Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CDW Royalty was earned; (ii) 5% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a CDW Dedicated Code was used at the time of purchase (“CDW Commission”). The CDW Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CDW Commission is earned

Common Stock Issued for Convertible Notes

On August 26, 2022, the Company issued 214,427 shares of its common stock upon conversion of debt and accrued interest of $42,778.

Convertible Notes

August 2022 Note

On August 24, 2022 (the “Issue Date”), the Company entered into a Securities Purchase Agreement dated as of August 24, 2022 (the “SPA”), by and between the Company and 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”). Pursuant to the SPA, among other things, the Company agreed to issue to the Investor a convertible note in the original principal amount of $104,250 (the “Note,” and together with the SPA, the Agreements”). Upon closing, the Company received $92,000 in net proceeds from the Investor, net of fees of $12,250.

The Note accrues interest at an annual interest rate of 8% and a default interest rate of 22%, and matures on August 24, 2023 (the “Maturity Date”). The Investor may convert the Note into shares of the Company’s common stock, 180 days after the Issue Date until the later of (i) the Maturity Date and (ii) the date the Company pays any amounts owed in connection with an event of default. The per share conversion price into which the Note is convertible into shares of Common Stock (the “Conversion Price”) is 65% multiplied by the average of the lowest two closing bid prices for the Common Stock during the ten trading days ending on the last trading day prior to the conversion date.

The Company has the right to prepay the outstanding principal amount of the Note, plus any accrued interest on the outstanding principal (including any default interest) at a rate of (x) 120% during the period ending 120 days after the Issue Date and (y) 125% during the period between 121 days and 180 days after the Issue Date. The Company does not have a prepayment right following the expiration of the 180 day period Upon the occurrence and during the continuation of any event of default under the Note, the Note becomes immediately due and payable and the Company is obligated to pay the Investor in full satisfaction of its obligations thereunder an amount equal to the greater of (i) the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 150% and (ii)(a) the highest number of shares of Common Stock issuable upon conversion of the default sum at the Conversion Price, multiplied by (b) the highest closing price for the Common Stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the mandatory prepayment date. The obligations under the Note are not secured by any assets of the Company. The Agreements contain other provisions, covenants and restrictions common with this type of debt transaction. Furthermore, the Company is subject to negative covenants under the Agreements, which the Company also believes are also customary for transactions of this type.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

September 2022 Note I

On September 9, 2022, the Company entered into a Securities Purchase Agreement (“September 2022 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2022 SPA I, the Company; (i) issued a convertible note with principal amount of $150,000 (“September 2022 Note I”) with the Company receiving $123,000 in net proceeds, net of $15,000 of OID and $12,000 of legal fees; (ii) issued warrants to purchase up to 666,667 shares of common stock (“September 2022 I Warrant”). The 666,667 warrants issued shall be valued using the relative fair value method, recording as a debt discount to be amortized over the twelve-month term of the note. The September 2022 Note I bears an annual interest rate of 15% and matures on September 9, 2023. The September 2022 Note II is convertible shall be convertible into shares of Common Stock hereunder, which shall equal the lower of (i) 75% of the closing price of the Common Stock on the date of the investment, and (ii) 90% of the lowest volume weighted average price for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, provided, however, that if the Company consummates an Uplist Offering (as defined in this Note) on or before the date that is one hundred and eighty (180) calendar days after the Issuance Date, then the Conversion Price shall equal 75% of the offering price per share of Common Stock (or unit, if units are offered in the Uplist Offering) at which the Uplist Offering is made (for the avoidance of doubt, if a unit includes more than one share of the Common Stock in the Uplist Offering, the Conversion Price shall mean 75% of the unit price divided by the number of shares of Common Stock contained in a unit).

The September 2022 I Warrant issued to the investor, provides for the right to purchase up to 666,667 shares of common stock; (i) shall be valued using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the September 2022 Note; (ii) exercisable at $0.225, provided, however, that if the Company consummates an Uplist Offering (as defined in this Warrant) on or before the date that is one hundred and eighty (180) calendar days after the Issue Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock (or unit, if units are offered in the Uplist Offering) at which the Uplist Offering is made (for the avoidance of doubt, if a unit includes more than one share of the Common Stock in the Uplist Offering, the Exercise Price shall mean 120% of the unit price divided by the number of shares of Common Stock contained in a unit), subject to adjustment as provided herein (including but not limited to cashless exercise). Unless otherwise adjusted pursuant to the terms of this Warrant, if the date of a respective exercise under the Warrant is on or before the date that is one hundred and eighty (180) calendar days after the Issue Date and the Company has not consummated an Uplist Offering, then the exercise price of this Warrant shall equal the initial Exercise Price.

If the Company at any time while the September Note I and September 2022 Warrant I are outstanding, sell or grant any option to purchase, sell, grant any right to re-price, or otherwise dispose of or issue any common stock or common stock equivalents (other than an exempt issuance as defined in the May 2022 Note I and May 2022 Warrant I), at a share price per less than the initial conversion and/or exercise price then the conversion and/or exercise price shall be reduced equal to such price and the number of common stock and/or warrant shares issuable thereunder shall be increased. The September 2022 Note I and September 2022 Warrant I also provide the investor with certain “piggyback” registration rights, permitting them to request that the Company include the shares issued upon conversion of the note or exercise of the warrant, respectively, for sale in certain registration statements filed by the Company under the Securities Act of 1933, as amended.

Consulting Agreements

On August 29, 2022, the Company entered into a six-month Capital Market Advisory Agreement (the “Advisory Agreement”) with a third-party consultant for advisory services. In connection with this Advisory Agreement, the Company shall pay the advisor (1) $5,000 upon execution of the agreement and $5,000 per month to accrue until an uplisting occurs; (2) $25,000 payable upon a NASDAQ uplisting; (3) 100,000 share of the Company’s common stock. The shares shall have reverse split protection through the Nasdaq Listing so that if the Company undertakes a reverse split as part of the of the Nasdaq Listing, the consultant shall receive additional shares immediately after the Nasdaq Listing so that the consultant retains 100,000 shares post reverse split; and (4) the Company will issue 100,000 warrants to the Consultant or its designees exercisable for a period of 5 years with an exercise price of $.20 per share. The warrants shall have a cashless exercise provision in the event that the shares underlying the warrants are not registered in an effective registration statement. In the event that the Company undertakes a reverse split prior to or simultaneous with the Nasdaq Listing, the warrants shall have reverse split protection so that the Consultant shall receive 100,000 warrants exercisable for five years at $.20 per share after the reverse split. The Company issued 100,000 shares of common stock with grant date fair value of $20,000, or $0.20 per share, based on the market price of common stock on grant date.

On September 8, 2022, the Company entered into a six-month Capital Market Advisory Agreement (the “Advisory Agreement II”) with a third-party consultant for advisory and uplisting services. In connection with this Advisory Agreement II, the Company shall pay the advisor 500,000 share of the Company’s common stock with a grant date fair value of $90,000, or $0.18 per share, based on the market price of common stock on grant date.

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

Results of Operations

For the Three and Nine months ended July 31, 2022 and 2021

Product Sales

During the three months ended July 31, 2022 and 2021, product sales were $619,187 and $408,821, respectively, an increase of $210,366, or 51.5%.

During the nine months ended July 31, 2022 and 2021, product sales were $2,164,248 and $1,135,872, respectively, an increase of $1,028,376, or 90.5%.

Cost of Sales

The primary components of cost of sales are raw materials and direct kitchen labor, shipping and handling costs, packaging costs, and with the introduction of the Company’s celebrity chef program in the fourth quarter of 2020, it now incurs associated royalty fees. During the three months ended July 31, 2022 and 2021, the Company had total cost of sales of $707,346 and $371,118, respectively, an increase of $336,228, or 90.6%. The increase was due to an increase in direct kitchen labor, royalty fees and packaging expenses.

During the nine months ended July 31, 2022 and 2021, the Company had total cost of sales of $2,069,942 and $951,440, respectively, an increase of $1,118,502, or 117.6%. The increase was due to an increase in direct kitchen labor, royalty fees and packaging expenses.

Operating Expenses

For the three and nine months ended July 31, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Compensation and related expenses	$273,348	$111,406	$1,265,025	$277,228
Professional and consulting expenses	371,451	756,886	3,439,253	1,279,609
Professional and consulting expenses – related party	57,500	-	117,500	-
Product development expense	99,063	-	370,677	-
Selling and marketing expenses	368,344	96,732	956,413	307,980
General and administrative expenses	394,032	108,779	1,229,076	262,523
Settlement expense	365,140	-	365,140	-
Total	$1,928,878	$1,073,803	$7,743,084	$2,127,340

Compensation and Related Expenses

●	During the three months ended July 31, 2022 and 2021, compensation and related expenses amounted to $273,348 and $111,406, respectively, an increase of $161,942, or 145.4%. The increase was primarily attributable to an increase in executive salary in 2022.

●	During the nine months ended July 31, 2022 and 2021, compensation and related expenses amounted to $1,265,025 and $277,228, respectively, an increase of $987,797, or 356.3%. The increase was primarily attributable to an increase of $349,810 stock-based compensation and increase in executive salary in 2022.

Professional and Consulting Expenses:

●	During the three months ended July 31, 2022 and 2021, professional and consulting expenses amounted to $371,451 and $756,886, respectively, a decrease of $385,435, or 50.9%. The decrease was primarily due a decrease stock-based compensation of $450,000, a decrease in accounting fees pf $1,635, and a decrease in investor relations fee of $124,632, offset be an increase in consulting fees of $18,922, an increase in filing fees of $21,266 and an increase in legal fees of $150,644.

●	During the nine months ended July 31, 2022 and 2021, professional and consulting expenses amounted to $3,439,253 and $1,279,609, respectively, an increase of $2,159,644, or 168.8%. The increase was primarily due an increase in stock-based compensation of $1,643,591 related to commons stock issued for lock up and leak out agreements and common stock issued for services and prepaid services, an increase in consulting fees of $121,284, an increase in accounting fees of $128,380, an increase in legal fees of $265,760, and an increase of filing fees of $35,803, offset by a decrease in investor relations fee of $35,174.

Professional and Consulting Expenses – Related Party:

During the three and nine months ended July 31, 2022, professional and consulting expenses – related party amounted to $57,500 and $117,500, respectively. We did not incur professional and consulting expenses – related party during the 2021 periods. We entered into a consulting agreement with a related party, dated October 1, 2021 which provides for $10,000 monthly consulting fee. Additionally, on May 1, 2022, the Company issued as consideration to a related party stockholder 25,000 shares of common stock with grant date fair value of $27,500, or $1.10 per share, based on the market price of common stock on grant date, for the stockholder’s execution of a Lock-Up & Leak Out Agreement. In connection with this issuance, on May 1, 2022, the Company recorded stock-based professional fees of $27,500.

Product Development Expenses

●	During the three months ended July 31, 2022 and 2021, product development expenses amounted to $99,063 and $0, respectively, an increase of $99,063, or 100%. The product development expense in the 2022 period was primarily due to the amortization of the deferred compensation resulting from common stock issued in connection with the product development agreements.

●	During the nine months ended July 31, 2022 and 2021, product development expenses amounted to $370,677 and $0, respectively, an increase of $370,677, or 100%. The product development expense in the 2022 period was primarily due to the amortization of the deferred compensation resulting from common stock issued in connection with the product development agreements.

Selling and Marketing Expenses

●	During the three months ended July 31, 2022 and 2021, selling and marketing expenses amounted to $368,344 and $96,732, respectively, an increase of $271,612, or 280.8%. The increase was primarily due to the expansion of our multi-channel digital marketing strategy to further promote our celebrity chef program.

●	During the nine months ended July 31, 2022 and 2021, selling and marketing expenses amounted to $956,413 and $307,980, respectively, an increase of $648,433, or 210.5%. The increase was primarily due to the expansion of our multi-channel digital marketing strategy to further promote our celebrity chef program in and acquisition of Model Meals in July 2021.

General and Administrative Expenses

●	During the three months ended July 31, 2022 and 2021, general and administrative expenses amounted to $394,032 and $108,779, respectively, an increase of $285,253, or 262.2%. The increase was due to an increase in depreciation and amortization expense of $245,899 primarily related to the amortization of intangible assets acquired in July 2021, and a net increase in other general and administrative expenses of $39,354.

●	During the nine months ended July 31, 2022 and 2021, general and administrative expenses amounted to $1,229,076 and $262,523, respectively, an increase of $966,553, or 368.2%. The increase was due to an increase in depreciation and amortization expense of $755,813 primarily related to the amortization of intangible assets acquired in July 2021, an increase in kitchen related expenses of $12,135, an increase in rent of $79,469, an increase in utilities of $25,054, an increase in travel expenses of $26,500, and a net increase in other general and administrative expenses of $67,582.

Settlement Expenses

During the three and nine months ended July 31, 2022, settlement expense amounted to $365,140. We did not incur settlement expense during the 2021 periods. On June 30, 2022, pursuant to a stock repurchase and settlement agreement and a lock-up and settlement agreement, the Company issued an aggregate of 585,000 shares of its common stock with grant date fair value of 169,650, or $0.29 per share, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. In connection with these agreements, the Company recorded settlement expense of $185,344. Additionally, on June 30, 2022, in connection with a lock-up and leak out settlement agreement, the Company issued 674,100 shares of its common stock in connection with the cashless exercise of 674,100 warrants and no cash consideration. The 674,100 had grant date fair value of $194,490 or $0.29 per share based on the market price of common stock on grant date. In connection with this cashless exercise of warrants, the Company recorded settlement expense of $194,490.

Loss from Operations

●	During the three months ended July 31, 2022 and 2021, loss from operations amounted to $2,017,037 and $1,036,100, respectively, an increase of $980,937, or 94.7%. The increase was due to the changes discussed above.

●	During the nine months ended July 31, 2022 and 2021, loss from operations amounted to $7,648,778 and $1,942,908, respectively, an increase of $5,705,870, or 293.7%. The increase was due to the changes discussed above.

Other Income (Expense), net

●	During the three months ended July 31, 2022 and 2021, other expense, net amounted to $270,638 and $341,325, respectively, a decrease of $70,687, or 20.7%. The change was primarily due to a decrease in interest expense of $178,101 resulting from a decrease in average outstanding convertible notes in 2022, offset by a decrease in gain from change in fair value of derivative liabilities of $92,660 and offset by a decrease in gain on extinguishment of accounts payable of $14,754.

●	During the nine months ended July 31, 2022 and 2021, other expense, net amounted to $588,716 and $596,642, respectively, a decrease $7,926, or 1.3%. The change was primarily due to decrease in interest expense of $263,957 resulting from a decrease in average outstanding convertible notes in 2022, offset by a decrease in gain from change in fair value of derivative liabilities of $207,573, a decrease in gain on extinguishment of accounts payable of $14,754 and a decrease in gain on extinguishment of debt of $33,704.

Net Loss

●

During the three months ended July 31, 2022 and 2021, we had a net loss of $2,287,675 and $1,377,425, respectively, an increase of $910,250, or 66.1%. The increase was due to the changes discussed above. For the three months ended July 31, 2022 and 2021, net loss attributable to common shareholders, which included a deemed dividend related to the cashless exercise and settlement of warrants of $2,578,446 and $0, amounted to $4,866,121, or $(0.12) per basic and diluted common share, and $(1,377,425), or $(0.06) per basic and diluted common share, respectively.

●	During the nine months ended July 31, 2022 and 2021, we had a net loss of $8,237,494 and $2,539,550, respectively, an increase of $5,697,944, or 224.4%. The increase was due to the changes discussed above. For the nine months ended July 31, 2022 and 2021, net loss attributable to common shareholders, which included a deemed dividend related to the cashless exercise and settlement of warrants of $2,578,446 and $0, amounted to $10,815,940, or $(0.28) per basic and diluted common share, and $2,539,550, or $(0.12) per basic and diluted common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $2,936,693 and cash of $71,613 as of July 31, 2022 and a working capital deficit of $318,797 and cash of $2,275,397 as of October 31, 2021.

	July 31, 2022	October 31, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$227,729	$2,372,058	$(2,144,329)	90%
Total current liabilities	(3,164,422)	(2,690,855)	(473,567)	18%
Working capital deficit	$(2,936,693)	$(318,797)	$(2,617,896)	821%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $2,144,329 and an increase in current liabilities of $473,567, which was primarily due to the use of cash in operations, the amortization of intangible assets, and a net increase in of convertible notes.

Recent Financings

On May 18, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2022 SPA I, the Company; (i) issued a convertible note with principal amount of $500,000 (“May 2022 Note I”) with the Company receiving $450,000 in net proceeds, net of $40,000 of OID and $10,000 of legal fees; (ii) issued warrants to purchase up to 769,231 shares of common stock (“May 2022 Warrant I”). The May 2022 Note I bears an annual interest rate of 15% and matures on May 18, 2023. The May 2022 Note I is convertible at any time or times on or after the occurrence of an event of default, at a price equal to $0.39, provided, however, that if the Company consummates an Uplist Offering (as defined in this May 2022 Note I) within 180 calendar days after the issuance date, then the conversion price shall equal 75% of the Uplist Offering. If the date of a respective conversion under the May 2022 Note I, is prior to the date of the Uplist Offering, then the Conversion Price shall equal $0.39 per share. At any time prior to an event of default the Company shall have the option to pre-pay the outstanding principal at an amount equal to 115% of the outstanding balance plus accrued. The May 2022 Warrant I issued to the investor, provides for the right to purchase up to 769,231 shares of common stock exercisable at $0.65, provided, however, upon the Uplist Offering, the exercise price shall equal 120% of the Uplist Offering; after180 calendar days from the issuance date the exercise price shall be $0.65; The warrants are subject to adjustments and 4.99% ownership limitation and expire on the third-year anniversary from the date of issuance. If the Company at any time while the May 2022 Note I and May 2022 Warrant I are outstanding, sell or grant any option to purchase, sell, grant any right to re-price, or otherwise dispose of or issue any common stock or common stock equivalents (other than an exempt issuance as defined in the May 2022 Note I and May 2022 Warrant I), at a share price per less than the initial conversion and/or exercise price then the conversion and/or exercise price shall be reduced equal to such price and the number of common stock and/or warrant shares issuable thereunder shall be increased. The May 2022 Note I and May 2022 Warrant I also provide the investor with certain “piggyback” registration rights, permitting them to request that the Company include the shares issued upon conversion of the note or exercise of the warrant, respectively, for sale in certain registration statements filed by the Company under the Securities Act of 1933, as amended. As of July 31, 2022, the May 2022 Note I had outstanding principal of $500,000.

On May 24, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2022 SPA II, the Company; (i) issued a convertible note with principal amount of $125,000 (“May 2022 Note II”) with the Company receiving $102,500 in net proceeds, net of $12,500 of OID and $10,000 of legal fees; (ii) issued warrants to purchase up to 217,391 shares of common stock (“May 2022 Warrant II”). The May 2022 Note II bears an annual interest rate of 15% and matures on May 24, 2023. The May 2022 Note II is convertible at any time or times on or after the occurrence of an event of default, at a price equal to the lower of; (i) 75% of the closing price of the common stock on the date of the investment, and (ii) 90% of the lowest VWAP for the common stock during the five trading day period ending on the latest complete trading day prior to the conversion date however if the Company consummates an Uplist Offering (as defined in the May 2022 Note II) within the 180 calendar days after the issuance date, then the conversion price shall equal 75% of the offering price per share of common stock at which the Uplist Offering is made. Unless otherwise adjusted pursuant to the terms of the May 2022 Note II, if the date of a conversion under the May 2022 Note II is prior to the date of the Uplist Offering, then the conversion price shall equal $0.345 per share. At any time prior to an event of default the Company shall have the option to pre-pay the May 2022 Note II at an amount equal to 115% of the outstanding balance plus accrued and unpaid interest on the outstanding balance. Upon the occurrence and during the continuation of any event of default, the May 2022 Note II shall become immediately due and payable at an amount equal to 150% of the outstanding principal plus accrued and unpaid interest and any default interest, if any. The May 2022 Warrant II issued to the investor, provides for the right to purchase up to 217,391 shares of common stock exercisable at $0.575, provided, however, that if the Company consummates an Uplist Offering within 180 calendar days from the issuance date in which case the exercise price shall be equal to 120% of the Uplist Offering price; after180 calendar days from the issuance date the exercise price shall be $0.575. The warrants are subject to adjustments and 4.99% ownership limitation and expire on the third-year anniversary from the date of issuance. If the Company at any time while the May 2022 Note II and May 2022 Warrant II are outstanding, sell or grant any option to purchase, sell, grant any right to re-price, or otherwise dispose of or issue any common stock or common stock equivalents (other than an exempt issuance as defined in the May 2022 Note II and May 2022 Warrant II), at a share price per less than the initial conversion and/or exercise price then the conversion and/or exercise price shall be reduced equal to such price and the number of common stock and/or warrant shares issuable thereunder shall be increased. The May 2022 Note II and the May 2022 Warrant II also provide the investor with certain “piggyback” registration rights, permitting them to request that the Company include the shares issued upon conversion of the note or exercise of the warrant, respectively, for sale in certain registration statements filed by the Company under the Securities Act of 1933, as amended. As of July 31, 2022, the May 2022 Note II had outstanding principal of $125,000.

On May 24, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA III”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2022 SPA III, the Company; (i) issued a convertible note with principal amount of $182,927 (“May 2022 Note III”) with the Company receiving $150,000 in net proceeds, net of $18,293 of OID and $14,634 of legal fees; (ii) issued warrants to purchase up to 318,134 shares of common stock (“May 2022 Warrant III”). The May 2022 Note III bears an annual interest rate of 15% and matures on May 24, 2023. The May 2022 Note III is convertible at any time or times on or after the occurrence of an event of default, at a price equal to the lower of; (i) 75% of the closing price of the common stock on the date of the investment, and (ii) 90% of the lowest VWAP for the common stock during the five trading day period ending on the latest complete trading day prior to the conversion date however if the Company consummates an Uplist Offering (as defined in the May 2022 Note III) within the 180 calendar days after the issuance date, then the conversion price shall equal 75% of the offering price per share of common stock at which the Uplist Offering is made. Unless otherwise adjusted pursuant to the terms of the May 2022 Note III, if the date of a conversion under the May 2022 Note III is prior to the date of the Uplist Offering, then the conversion price shall equal $0.345 per share. At any time prior to an event of default the Company shall have the option to pre-pay the May 2022 Note III at an amount equal to 115% of the outstanding balance plus accrued and unpaid interest on the outstanding balance. Upon the occurrence and during the continuation of any event of default, the May 2022 Note III shall become immediately due and payable at an amount equal to 150% of the outstanding principal plus accrued and unpaid interest and any default interest, if any. Upon an event of default, at the option of the investor the conversion price shall equal 90% of the lowest VWAP for the common stock during the five-trading day period prior to the conversion date. The May 2022 Warrant III issued to the investor, provides for the right to purchase up to 318,134 shares of common stock exercisable at $0.575 however if the Company consummates an Uplist Offering within 180 calendar days from the issuance date in which case the exercise price shall be equal to 120% of the Uplist Offering price; after180 calendar days from the issuance date the exercise price shall be $0.575. The warrants are subject to adjustments and 4.99% ownership limitation and expire on the third-year anniversary from the date of issuance. If the Company at any time while the May 2022 Note III and May 2022 Warrant III are outstanding, sell or grant any option to purchase, sell, grant any right to re-price, or otherwise dispose of or issue any common stock or common stock equivalents (other than an exempt issuance as defined in the May 2022 Note III and May 2022 Warrant III), at a share price per less than the initial conversion and/or exercise price then the conversion and/or exercise price shall be reduced equal to such price and the number of common stock and/or warrant shares issuable thereunder shall be increased. The May 2022 Note III and the May 2022 Warrant III also provide the investor with certain “piggyback” registration rights, permitting them to request that the Company include the shares issued upon conversion of the note or exercise of the warrant, respectively, for sale in certain registration statements filed by the Company under the Securities Act of 1933, as amended. As of July 31, 2022, the May 2022 Note III had outstanding principal of $182,927.

On July 19, 2022 (the “Issue Date”), the Company entered into Securities Purchase Agreements dated as of July 19, 2022 (the “July 2022 SPA”), by and between the Company and 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”). Pursuant to the July 2022 SPA, among other things, the Company agreed to issue to the Investor a convertible note in the original principal amount of $154,250 (the “July 2022 Note”). Upon closing, the Company received $138,000 in net proceeds from the Investor, which was net of $16,250 of legal fees. The July 2022 Note accrues interest at an annual interest rate of 8%, has a default interest rate of 22%, and matures on January 19, 2024 (the “Maturity Date”). The Investor may convert the July 2022 Note into shares of the Company’s common stock 180 days after the Issue Date until the later of (i) the Maturity Date and (ii) the date the Company pays any amounts owed in connection with an event of default. The per share conversion price into which the July 2022 Note is convertible into shares of common stock (the “Conversion Price”) is 65% multiplied by the average of the lowest two closing bid prices for the common stock during the ten trading days ending on the last trading day prior to the conversion date. The Company has the right to prepay the outstanding principal amount of the Note, plus any accrued interest on the outstanding principal (including any default interest) at a rate of (x) 120% during the period ending 120 days after the Issue Date and (y) 125% during the period between 121 days and 180 days after the Issue Date. The Company does not have a prepayment right following the expiration of the 180-day period. Upon the occurrence and during the continuation of any event of default under the Note, the Note becomes immediately due and payable and the Company is obligated to pay the Investor in full satisfaction of its obligations thereunder an amount equal to the greater of (i) the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 150% and (ii)(a) the highest number of shares of Common Stock issuable upon conversion of the default sum at the Conversion Price, multiplied by (b) the highest closing price for the Common Stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the mandatory prepayment date. The obligations under the July 2022 Note are not secured by any assets of the Company. The July 2022 SPA and July 2022 Note agreements contain other provisions, covenants and restrictions common with this type of debt transaction. Furthermore, the Company is subject to negative covenants under the Agreements, which the Company also believes are also customary for transactions of this type. As of July 31, 2022, the July 2022 Note had outstanding principal of $154,250.

Cash Flows

The following table provides detailed information about our net cash flows:

	Nine Months Ended July 31,
	2022	2021
Net cash used in operating activities	$(3,343,172)	$(1,489,863)
Net cash used in investing activities	(11,750)	(187,075)
Net cash provided by financing activities	1,151,138	2,055,789
Net change in cash	$(2,203,784)	$378,851

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended July 31, 2022 and 2021, were $3,343,172 and $1,489,863, respectively, an increase of $1,853,309, or 124%.

●	Net cash used in operating activities for the nine months ended July 31, 2022 primarily reflected our net loss of $8,237,494 adjusted for the add-back on non-cash items such as depreciation and amortization expense of $851,833, total stock-based compensation, professional fees and product development fees of $3,016,326, amortization of debt discount of $426,495, settlement expense from the issuance of common stock of $365,140, non-cash interest expense of $83,058 related to put premium on stock-settled debt, a gain on change in fair value of derivative liability of $55,855, and changes in operating assets and liabilities consisting of an increase of inventory of $31,114, an increase in prepaid expenses and other current assets of $28,341, an increase in accounts payable of $280,791, an increase in unredeemed gift cards of $69,720 offset by a decrease in accrued expense and other liabilities of $113,610.

●	Net cash used in operating activities for the nine months ended July 31, 2021 primarily reflected our net loss of $2,539,550 adjusted for the add-back on non-cash items such as depreciation expense of $10,390, stock-based compensation and professional fees for services of $636,221, gain on extinguishment of accounts payable of $7,075, gain on extinguishment of debt of $41,241, amortization of debt discount of $817,922, gain on change in fair value of derivative liability of $289,351, and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $50,406, an increase in accounts payable of $28,955 and an increase in unredeemed gift cards of $19,836, offset by a decrease in accrued expense and other liabilities of $73,998.

Net Cash Used in Investing Activities

Net cash used in investing activities the nine months ended July 31, 2022 and 2021, were $11,750 and $187,075, respectively, a decrease of $175,325, or 94%.

●	Net cash used by investing activities for the nine months ended July 31, 2022 consisted of purchase of property and equipment in the amount of $11,750.

●	Net cash used by investing activities for the nine months ended July 31, 2021 consisted of purchase of property and equipment in the amount of $127,075 and a payment of $60,000 for the acquisition of Model Meals.

Net Cash Provided by Financing Activities

Net cash provided by financing activities the nine months ended July 31, 2022 and 2021, were $1,151,138 and $2,055,789, respectively, a decrease of $907,388, or 44%.

●	Net cash provided by financing activities for the nine months ended July 31, 2022 consisted of net proceeds from sale of common stock of $1,368,492, net proceeds from advances payable of $322,502, and net proceeds from convertible notes of $790,500 offset by repayments of convertible notes payable of $998,054, repayments of advances payable of $219,233, the payment of a stock repurchase agreement of $50,000, and repayment of convertible note – related party of $63,069.

●	Net cash provided by financing activities for the nine months ended July 31, 2021 consisted of net proceeds from the sale of common stock of $866,770, net proceeds from note payable of $7,000, net proceeds from convertible note payable of $1,647,300, net proceeds from related party convertible note payable of $100,000, and net proceeds from advances payable of $274,040, offset by repayments convertible notes payable of $652,667 and repayments of advances payable of $186,654.

Cash Requirements

We are dependent on our product sales to fund our operations and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended July 31, 2022, the Company had a net loss and cash used in operations of $8,237,494 and $3,343,172, respectively. On July 31, 2022, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $(29,951,604), $1,383,704 and $(2,936,693), respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company’s primary source of operating funds has primarily from the sale of common stock and the issuance of convertible debt notes. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended July 31, 2022 had a material impact on our operations.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements. We believe the critical accounting policies in Note 2 to the unaudited consolidated financial statements appearing in the consolidated financial statements for the three and nine months ended July 31, 2022 affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of July 31, 2022 and October 31, 2021 include the assumptions used in the redemption recognition method for unredeemed gift cards, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on July 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Goodwill and indefinite lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors and overall company financial performance. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to its fair value. When the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recognized up to a maximum amount of the recorded goodwill related to the reporting unit. Goodwill impairment losses are not reversed. There was no impairment loss of goodwill or indefinite lived intangible assets for the nine months ended July 31, 2022.

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

With respect to the quarterly period ending July 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of July 31, 2022 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of July 31, 2022:

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) for the period ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	During the three months ended July 31, 2022, the Company issued an aggregate of 104,502 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $64,764.

2.	On May 1, 2022, the Company issued as consideration to a related party stockholder 25,000 shares of common stock with grant date fair value of $27,500, or $1.10 per share, based on the market price of common stock on grant date, for the stockholder’s execution of a Lock-Up & Leak Out Agreement. In connection with this issuance, on May 1, 2022, the Company recorded stock-based professional fees of $27,500.

3.	On May 1, 2022, in connection with the settlement of a down round exercise price trigger, the Company entered into a warrant exchange agreement with various warrant holders (collectively as “Parties”) pursuant to which the Parties exercised an aggregate of 922,495 warrants with initial exercise price of $2.50 issued between January to September 2021, an agreed upon reduced exercise price of $0.75 with the Company issuing an aggregate of 3,048,917 shares of common stock in exchange for the outstanding warrants and no cash consideration. In connection with this warrant exchange, the Company recorded a deemed dividend of $2,578,446.

4.	On June 30, 2022, in connection with a lock-up and leak out settlement agreement, the Company issued 674,100 shares of its common stock in connection with the cashless exercise of 674,100 warrants and no cash consideration. The 674,100 had grant date fair value of $194,490 or $0.29 per share based on the market price of common stock on grant date. In connection with this cashless exercise of warrants, the Company recorded settlement expense of $194,490.

5.	On June 30, 2022, pursuant to a stock repurchase and settlement agreement and a lock-up and settlement agreement, the Company issued an aggregate of 585,000 shares of its common stock with grant date fair value of 169,650, or $0.29 per share, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. In connection with these agreements, the Company recorded settlement expense of $185,344.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No	Description
2.1	Agreement and Plan of Merger dated May 20, 2020, by and among Gratitude Health, Inc., Fresh Market Merger Sub, Inc. and Home Bistro, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).

3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).

4.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).

4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).

4.4	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).

10.1	Securities Purchase Agreement, dated as of May 18, 2022, by and between Home Bistro, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)

10.2	15% Convertible Note, dated May 18, 2022, issued to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)

10.3	Warrant to Purchase Shares of Common Stock, dated May 18, 2022, issued to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)

10.4	Securities Purchase Agreement, dated as of May 24, 2022, by and between Home Bistro, Inc. and GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.5	15% Convertible Note, dated May 24, 2022, issued to GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.6	Warrant to Purchase Shares of Common Stock, dated May 18, 2022, issued to GS Capital Partners, LLC . (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.7	Securities Purchase Agreement, dated as of May 24, 2022, by and between Home Bistro, Inc. and Jefferson Street Capital LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.8	15% Convertible Note, dated May 24, 2022, issued to Jefferson Street Capital LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.9	Warrant to Purchase Shares of Common Stock, dated May 24, 2022, issued to Jefferson Street Capital LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.10	Securities Purchase Agreement, dated as of July 19, 2022, by and between Home Bistro, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022)

10.11	Convertible Promissory Note, dated July 19, 2022, issued to 1800 Diagonal Lending LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022)

10.12	Securities Purchase Agreement, dated as of August 24, 2022, by and between Home Bistro, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022)

10.13	Convertible Promissory Note, dated August 24, 2022, issued to 1800 Diagonal Lending LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022)

31.1*	Section 302 Certification by the Registrant’s Principal Executive Officer

31.2*	Section 302 Certification by the Registrant’s Principal Financial Officer

32.1*	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BISTRO, INC.

Date: September 14, 2022	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2022	By:	/s/ Camille May
Camille May Chief Financial Officer (Principal Financial Officer)