Form 10-K
period 2022-10-31
Home Bistro, Inc. /NV/
filed 2023-03-30
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Home Bistro, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1517938
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4014 Chase Avenue, #212, Miami Beach, FL 33140

(Address of principal executive offices, zip code)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of October 31, 2022, the last business day of the registrant’s last completed fourth quarter, based upon the closing price of the common stock of $3.00 on October 27, 2022 the last trade date, is $2,688,498

As of October 31, 2022, there were 896,166 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: D. Brooks and Associates CPA's P.A.	Auditor Location: Palm Beach Gardens, Florida	Auditor Firm ID: 4048

PART I
Item 1.	Business	1
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosure
PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	[Reserved]	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In And Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
PART III
Item 10.	Directors, Executive Officers And Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Item 13.	Certain Relationships And Related Transactions, And Director Independence
Item 14.	Principal Accountant Fees And Services
Item 15.	Exhibits And Financial Statement Schedules
Item 16.	Summary Form 10-K

THE COMPANY’S MOST RECENT FINANCIAL STATEMENTS AND INFORMATION AS REPORTED WITHIN THIS FORM 10-K FILING ARE NOT COMPLETE AND HAVE NOT BEEN AUDITED. THE COMPANY IS CURRENTLY UNDERGOING ITS AUDIT FOR THE 12 MONTH PERIOD ENDED OCTOBER 31, 2022, AND BELIEVES IT WILL BE COMPLETED IN THE COMING WEEKS AND REFILED WITH AN AMENDMENT TO THIS FORM 10-K FILING. THE INFORMATION CONTAINED HEREIN IS FOR INFORMATION ONLY AND SHOULD NOT BE RELIED UPON FOR INVESTMENT OR ANY OTHER PURPOSE.

i

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

The Products and Packaging:

The Company manufactures, packages, and sells, direct-to-consumer, gourmet meals under the Home Bistro brand markets restaurant quality meats and seafood under the Prime Chop and Colorado Prime brands..

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

Orders for restaurant quality meats and seafood through the Company’s Prime Chop and Colorado Prime brand continue to processed through a third-party co-packer based in North Carolina who fulfills and ships customer orders.

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

Item 2.05 Costs Associated with Exit or Disposal Activities.

On October 28, 2022, Home Bistro, Inc. (the “Company”) made the decision to close its kitchen facility at Pembroke Pine, Florida as part of a strategic review of its business.

The Company has not yet completed its analysis of charges associated with implementation of the kitchen facility closure, and therefore is not able to make a good faith determination of an estimate of the amount, or range of amounts, of any charges relating thereto. The Company will provide additional disclosure through an amendment to this Current Report on Form 8-K once it makes a determination of an estimate or range of estimates of such charges, if any.

Following the closure of the Company’s Miami kitchen facility, the delivery of orders for the Company’s restaurant-quality, Colorado Prime brand meats and seafood remains in full operation.

Item 2.06 Material Impairments.

To the extent required, the information contained in Item 2.05 of this Current Report on Form 8-K is incorporated by reference herein.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 31, 2022, Camille May resigned from her position as Chief Financial Officer of the Company, effective as of November 1, 2022. Ms. May will remain as a consultant with the Company to assist with certain financial and accounting matters.

Effective as of November 1, 2022, Zalmi Duchman, Chief Executive Officer of the Company, was appointed to serve as Interim Chief Financial Officer until a new Chief Financial Officer is named.

Employees

As of October 31, 2022, Home Bistro had 4 full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our Common Stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Currently, shares of our Common Stock are not publicly traded. In the event that shares of our Common Stock become publicly traded, the trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. In the event our Common Stock fails to become publicly traded you may lose all or part of your investment.

Risks Relating to Our Business Generally

There is substantial doubt about our ability to continue as a going concern.

We had net losses of $12,802,275 for the ten-month transition period ended October 31, 2021 and $1,241,661 for the twelve month period ended December 31, 2020. The net cash used in operations was $2,771,676 and $273,817 for the ten-month transition period ended October 31, 2021 and twelve month period ended December 31, 2020, respectively. Additionally, we had an accumulated deficit of $19,135,664 at October 31, 2021.

Management cannot provide assurance that we will ultimately achieve sufficient profitable operations or become cash flow positive or raise additional debt and/or equity capital. We believe that our capital resources are not currently adequate to continue operating and maintaining our business strategy for a period of twelve months following the offering. We may seek to raise capital through additional debt and/or equity financings and generate sufficient revenues to fund its operations in the future.

The Report of our Independent Registered Public Accountant firm issued in connection with our audited consolidated financial statement for the transition period ended October 31, 2021 and year ended December 31, 2020 expresses substantial doubt about our ability to continue as a going concern.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus for more information regarding our business strategy. There are risks involved in pursuing our strategy, including the ability to hire or retain the personnel necessary to manage our strategy effectively.

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

Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training, and retaining highly skilled managerial and other personnel are critical to our future, and competition for experienced employees can be intense. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring may harm our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key newly hired employees could adversely affect our business and results of operations.

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

We rely on third-parties to supply all of the food and other products we sell as well as packaging materials. If we are unable to obtain sufficient quantity, quality and variety of food, other products and packaging materials in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of our brands.

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

Therefore, we are dependent on these third parties. The services we require from these parties may be disrupted by a number of factors, including the following:

●	Labor disruptions;

●	Delivery problems;

●	Financial condition or results of operations;

●	Internal inefficiencies;

●	Equipment failure;

●	Severe weather;

●	Fire;

●	Natural or man-made disasters; and

●	With respect to our food suppliers, shortages of ingredients or United States Department of Agriculture (“USDA”) or FDA compliance issues.

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

Our ability to source quality ingredients and other products is critical to our business, and any disruption to our supply or supply chain could materially adversely affect our business.

We depend on frequent deliveries of ingredients and other products from a variety of local, regional, national and international suppliers, and some of our suppliers may depend on a variety of other local, regional, national and international suppliers to fulfill the purchase orders we place with them. The availability of such ingredients and other products at competitive prices depends on many factors beyond our control, including the number and size of farms, ranches and other suppliers that provide crops, livestock and other raw materials that meet our quality and production standards.

We rely on our suppliers, and their supply chains, to meet our quality and production standards and specifications and supply ingredients and other products in a timely and safe manner. We have developed and implemented a series of measures to ensure the safety and quality of our third party-supplied products, including using contract specifications, certificates of identity for some products or ingredients, sample testing by suppliers and sensory based testing. However, no safety and quality measures can eliminate the possibility that suppliers may provide us with defective or out-of-specification products against which regulators may take action or which may subject us to litigation or require a recall. Suppliers may provide us with food that is or may be unsafe, food that is below our quality standards or food that is improperly labeled. In addition to a negative customer experience, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions if we incorporate a defective or out-of-specification item into one of our deliveries.

Changes in food costs and availability could materially adversely affect our business.

The future success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations. In particular, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, could reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings. We generally do not have long-term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks. In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements. As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

Any increase in the prices of the ingredients most critical to our recipes, or scarcity of such ingredients, such as vegetables, poultry, beef, pork and seafood, would adversely affect our operating results. Alternatively, in the event of cost increases or decrease of availability with respect to one or more of our key ingredients, we may choose to temporarily suspend including such ingredients in our recipes, rather than paying the increased cost for the ingredients. Any such changes to our available recipes could materially adversely affect our business, financial condition and operating results.

Any failure to adequately store, maintain and deliver quality perishable foods could materially adversely affect our business, financial condition and operating results.

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business. We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers inside boxes that are insulated with thermal or corrugate liners and frozen refrigerants to maintain appropriate temperatures in transit. Keeping our food products at specific temperatures maintains freshness and enhances food safety. In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food-borne illnesses and other food safety risks. Improper handling or storage of food by a customer—without any fault by us—could result in food-borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation. Further, we contract with third parties to conduct certain fulfillment processes and operations on our behalf. Any failure by such third party to transport perishable foods within reasonable time could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

Even inadvertent, non-negligent or unknowing violations of federal, state or local regulatory requirements could expose us to adverse governmental action and materially adversely affect our business, financial condition and operating results.

The Federal Food, Drug, and Cosmetic Act (“FDCA”), which governs the shipment of foods in interstate commerce, generally does not distinguish between intentional and unknowing, non-negligent violations of the law’s requirements. Most state and local laws operate similarly. Consequently, almost any deviation from subjective or objective requirements of the FDCA or state or local law leaves us vulnerable to a variety of civil and criminal penalties. In the future, we may deploy new equipment, update our facilities or occupy new facilities. These activities require us to adjust our operations and regulatory compliance systems to meet rapidly changing conditions. Although we have adopted and implemented systems to prevent the production of unsafe or mislabeled products, any failure of those systems to prevent or anticipate an instance or category of deficiency could result in significant business interruption and financial losses to us. The occurrence of events that are difficult to prevent completely, such as the introduction of pathogenic organisms from the outside environment into our facilities, also may result in the failure of our products to meet legal standards. Under these conditions we could be exposed to civil and criminal regulatory action.

In some instances, we may be responsible or held liable for the activities and compliance of our third party vendors and suppliers, despite limited visibility into their operations. Although we monitor and carefully select our third-party vendors and suppliers, they may fail to adhere to regulatory standards, our safety and quality standards or labor and employment practices, and we may fail to identify deficiencies or violations on a timely basis or at all. In addition, a statute in California called the Transparency in Supply Chains Act of 2010 requires us to audit our suppliers with respect to certain risks related to slavery and human trafficking and to mitigate any such risks in our operations, and any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General.

We cannot assure you that we will always be in full compliance with all applicable laws and regulations or that we will be able to comply with any future laws and regulations. Failure to comply with these laws and regulations could materially adversely affect our business, financial condition and operating results.

Packaging, labeling and advertising requirements are subject to varied interpretation and selective enforcement.

We operate under a novel business model in which we source, process, store and package fully prepared meals and ship them directly to consumers. Most FDA requirements for mandatory food labeling are decades old and were adopted prior to the advent of large-scale, direct-to-consumer food sales and e-commerce platforms. Consequently, we, like our competitors, must make judgments regarding how best to comply with labeling and packaging regulations and industry practices not designed with our specific business model in mind. Government regulators may disagree with these judgments, leaving us open to civil or criminal enforcement action. This could materially adversely affect our business, financial condition and operating results.

We are subject to detailed and complex requirements for how our products may be labeled and advertised, which may also be supplemented by guidance from governmental agencies. Generally speaking, these requirements divide information into mandatory information that we must present to consumers and voluntary information that we may present to consumers. Packaging, labeling, disclosure and advertising regulations may describe what mandatory information must be provided to consumers, where and how that information is to be displayed physically on our materials or elsewhere, the terms, words or phrases in which it must be disclosed, and the penalties for non-compliance.

Voluntary statements made by us or by certain third parties, whether on package labels or labeling, on websites, in print, in radio, on social media channels, or on television, can be subject to FDA regulation, FTC regulation, USDA regulation, state and local regulation, or any combination of the foregoing. These statements may be subject to specific requirements, subjective regulatory evaluation, and legal challenges by plaintiffs. FDA, FTC, USDA and state- and local-level regulations and guidance can be confusing and subject to conflicting interpretations. Guidelines, standards and market practice for, and consumers’ understandings of, certain types of voluntary statements, such as those characterizing the nutritional and other attributes of food products, continue to evolve rapidly, and regulators may attempt to impose civil or criminal penalties against us if they disagree with our approach to using voluntary statements. Furthermore, in recent years the FDA has increased enforcement of its regulations with respect to nutritional, health and other claims related to food products, and plaintiffs have commenced legal actions against a number of companies that market food products positioned as “natural” or “healthy,” asserting false, misleading and deceptive advertising and labeling claims, including claims related to such food being “all natural” or that they lack any genetically modified ingredients. Should we become subject to similar claims or actions, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant. The occurrence of any of the foregoing risks could materially adversely affect our business, financial condition and operating results.

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

Our programs feature gourmet online meal delivery service selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our programs versus various other food services. Changes in customer tastes and preferences away from our product offering ready-to-go food, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results and cash flows.

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

The industry in which we operate is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the FTC, regulate and enforce such laws relating to advertising, disclosures to customers, privacy, customer pricing and billing arrangements and other customer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity and restrictions on our business operations.

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

Disruptions in our data and information systems could harm our reputation and our ability to run our business.

We rely extensively on data and information systems for our supply chain, order processing, fulfillment operations, financial reporting, human resources and various other operations, processes and transactions. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers and suppliers depend on information technology. Our data and information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), catastrophic events, data breaches and usage errors by our employees or third-party service providers. Our data and information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others or face costly litigation, and our reputation with our customers may be harmed. We also rely on third parties for a majority of our data and information systems, including for third party hosting and payment processing. If these facilities fail, or if they suffer a security breach or interruption or degradation of service, a significant amount of our data could be lost or compromised and our ability to operate our business and deliver our product offerings could be materially impaired. In addition, various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the data and information technology systems we rely on, including the data or information technology systems of third parties, could materially adversely affect our business, financial condition and operating results.

Our business is subject to data security risks, including security breaches.

We, or our third-party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our customers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

Any actual or suspected security breach or other compromise of our security measures or those of our third party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition.

We rely on email and other messaging services to connect with our existing and potential customers. Our customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our customers’ computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through product improvements, spoofing and phishing may damage our brand and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Risks Related to an Investment this Offering

An active trading market for our Common Stock may not develop and the market price of our Common Stock could be volatile.

Our Common Stock is currently quoted on the OTCPink, one of the OTC Markets Group over-the-counter markets. We have applied to list our Common Stock on The Nasdaq Capital Market under the symbol “HBIS.” No assurance can be given that our application will be approved or that, if approved, an active trading market for our Common Stock will develop or be maintained. If our Common Stock is not approved for listing on The Nasdaq Capital Market, we will not complete this offering. Even if our Common Stock is approved for listing on The Nasdaq Capital Market, an active trading market for our Common Stock may not develop or be sustained. In the absence of an active trading market for our Common Stock, the ability of our stockholders to sell their Common Stock could be limited.The trading market for our Common Stock in the future could be subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;

●	our ability or inability to generate revenues or profit;

●	the number of shares in our public float; and·

●	increased competition.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock

Our CEO has significant voting power and may take actions that may not be in the best interests of our other stockholders.

Stockholders have limited ability to exercise control over the Company’s daily business affairs and implement changes in its policies because management beneficially owns a majority of the current shares of Common Stock. As of September 6, 2022, the Company’s Chief Executive Officer, Mr. Zalmi Duchman beneficially owns approximately 19.7% of the outstanding Common Stock. (See “Security Ownership of Management & Certain Security Holders”). As directors and officers of the Company, the Company’s management team has a fiduciary duty to the Company and must act in good faith in the manner it reasonably believes to be in the best interest of its stockholders. As stockholders, the management team is entitled to vote its shares in its own interest, which may not always be in the best interest of the stockholders.

If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Capital Market, Nasdaq could delist our Common Stock.

We have applied to have our Common Stock listed on The Nasdaq Capital Market under the symbol “HBIS.” Although after giving effect to this offering we expect to meet the minimum initial listing standards set forth in the Nasdaq Listing Standards, we cannot assure you that our Common Stock will be, or will continue to be, listed on The Nasdaq Capital Market in the future. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to comply with the applicable listing standards and Nasdaq could delist our Common Stock as a result.

We cannot assure you that our Common Stock, if delisted from The Nasdaq Capital Market, will be listed on another national securities exchange. If our Common Stock is delisted by The Nasdaq Capital Market, our Common Stock would likely trade on the OTCQB where an investor may find it more difficult to sell our Common Stock or obtain accurate quotations as to the market value of our Common Stock.

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

The market price of our Common Stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our Common Stock. The public price of our Common Stock may be subject to wide fluctuations in response to the risk factors described in this prospectus and others beyond our control, including:

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

The subscription agreement for the purchase of Common Stock from the Company contains an exclusive forum provision, which will limit investors’ ability to litigate any issue that arises in connection with the offering anywhere other than the Federal courts in Nevada.

The subscription agreement states that it shall be governed by the local law of the State of Nevada and the United States, and the parties consent to the exclusive forum of the Federal courts in Nevada for any action deriving from the subscription agreement itself or under the Securities Act of 133 or the Securities Exchange Act of 1934. They will not have the benefit of bringing a lawsuit in a more favorable jurisdiction or under more favorable law than the local law of the State of Nevada for matters not addressed by the Securities Act or the Securities Exchange Act. Moreover, we cannot provide any certainty as to whether a court would enforce such a provision. In addition, you cannot waive compliance with the federal securities laws and the rules and regulations thereunder as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. The combination of both potentially unfavorable forum and the lack of certainty regarding enforceability poses a risk regarding litigation related to the subscription to this Offering and should be considered by each investor before signing the subscription agreement.

Risks Relating to the Internet

We are dependent on our telephone, Internet and management information systems for the sales and distribution of our potential products.

Our success depends, in part, on our ability to provide prompt, accurate and complete service to our customers on a competitive basis and our ability to purchase and promote products, manage inventory, ship products, manage sales and marketing activities and maintain efficient operations through our telephone and proprietary management information system. A significant disruption in our telephone, Internet or management information systems could harm our relations with our customers and the ability to manage our operations. We can offer no assurance that our back-up systems will be sufficient to prevent an interruption in our operations in the event of disruption in our management information systems, and an extended disruption in the management information systems could adversely affect our business, financial condition and results of operations.

Online security breaches could harm our business.

The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in our website. Substantial or ongoing security breaches of our system or other Internet-based systems could significantly harm our business. Any penetration of our network security or other misappropriation of our users’ personal information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, fraud, or misuse of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect customer transaction data. We may incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. We cannot guarantee that our security measures will prevent security breaches. Any breach resulting in misappropriation of confidential information would have a material adverse effect on our business, financial condition and results of operations.

Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact our business operations.

Online commerce is rapidly changing, and federal and state regulation relating to the Internet and online commerce is evolving. The U.S. Congress has enacted Internet laws regarding online privacy, copyrights and taxation. Due to the increasing popularity of the Internet, it is possible that additional laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. The adoption or modification of laws or regulations applicable to the Internet could harm our business operations.

Changing technology could adversely affect the operation of our website.

The Internet, online commerce and online advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer preferences. Our future success will depend on our ability to adapt to rapidly changing technologies and address its customers’ changing preferences. However, we may experience difficulties that delay or prevent us from being able to do so.

Risks Related to our Indebtedness

We have debt which could adversely affect our ability to raise additional capital to fund operations and prevent us from meeting our obligations under outstanding indebtedness.

As of October 31, 2021, our total indebtedness was $3,273,966, including total net convertible debt of $580,810, net of $510,438 discount, total advances payable of $101,945 and total notes payable of $306,900. As of October 31, 2021, $2,690,855 and $583,111 of such debt is classified as current and long-term debt, respectively. This debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond management’s control. If we are unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could impair our liquidity. Any refinancing of indebtedness, if available at all, could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Despite our significant amount of indebtedness, we may need to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently approved for quotation on the OTC Pink Markets maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “HBISD”. The table below sets forth the high and low closing price per share of our common stock for each quarter during 2020 and 2021. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2022
First Quarter ended January 31, 2022	$1.40	$0.76
Second Quarter ended April 30, 2022	$1.18	$0.23
Third Quarter ended July 31, 2022	$0.65	$0.13

Transition Period 2021
First Quarter ended March 31, 2021	$2.00	$0.35
Second Quarter ended June 30, 2021	$1.20	$0.56
Third Quarter ended September 30, 2021	$1.98	$0.75
Fourth Quarter Ended October 31, 2021 (one month)	$1.58	$1.15

Fiscal Year 2020
First Quarter ended March 31, 2020	$0.88	$0.19
Second Quarter ended June 30, 2020	$6.01	$0.20
Third Quarter ended September 30, 2020	$3.00	$0.77
Fourth Quarter Ended December 31, 2020	$1.52	$0.76

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

On August 1, 2018, the Company designated 1,000 shares of Series C Preferred Stock, par value $0.001 per share. Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $200 per share of Series C Preferred Stock and conversion price of $0.05 per share, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise, and was adjusted down to $0.04 on May 14, 2019 due to a trigger event that occurred, . The Series C Preferred Stock votes with the common stock on a fully as converted basis. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing. In October 2018, the Board of Directors of the Company approved and authorized an amendment to increase the number of designated authorized shares of the Series C preferred stock from 1,000 to 2,500 shares.

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

Item 6. [Reserved]

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

The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to Home Bistro Holdings stockholders shares of Common Stock and stock warrants which represented approximately 80% of the combined company on a fully converted basis after the closing of the Merger. As a result of the above transactions and the Company’s intent to dispose or divest the assets and liabilities associated with the RTD Business, in the subsequent period, this transaction was accounted for as a reverse recapitalization effected by a share exchange of Home Bistro Holdings.

On September 14, 2020, the Company changed its name from “Gratitude Health, Inc.” to “Home Bistro, Inc.” On September 25, 2020, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which it sold all of the Company’s business, assets and properties used, or held or developed for use, in its functional RTD Business, and the buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business (the “Divestiture”).

Prior to the Merger, the Company was solely engaged in manufacturing, selling and marketing functional RTD Business sold under the Company’s trademarks. Following the Merger and prior to the Divestiture, the Company provided high quality, direct-to-consumer, ready-made meals at www.homebistro.com, and restaurant quality meats and seafood through its Colorado Prime brand. Following the Divestiture, this became the sole business of the Company..

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

On July 6, 2021, the Company entered into an Agreement and Plan of Merger with Model Meals, acquiring Model Meals through a reverse triangular merger, whereby Model Meals merged with Model Meals Acquisition Corp., a wholly owned subsidiary of the Company, with Model Meals being the surviving entity (the “Acquisition”). As a result, Model Meals became a wholly owned subsidiary of the Company, and the members of Model Meals received and aggregate of 2,008,310 shares of Common Stock and $60,000 in cash. Pursuant to the Acquisition, the Company issued 2,008,310 shares of Common Stock with fair value of $2,028,393. The shares were subject to a 24-month Lockup and Leak-Out Agreement and were issued pursuant to Section 4(a)(2) of the Securities Act.

On June 24, 2021, the Company entered into a licensing agreement (“License Agreement”) with a celebrity chef and majority member interest holder of Homemade Meals, LLC, an inactive entity. As a condition to finalizing the License Agreement, the Company also executed a Membership Interest Purchase Agreement (the “Member Agreement”) and issued an aggregate of 2,266,666 shares of Common Stock with a fair value of $2,969,334 to members of Homemade Meals, LLC (“Homemade Meals”) on October 25, 2021 to terminate an exclusivity and non-compete agreement the celebrity chef had with Homemade Meals. The Company issued the celebrity chef 2,000,000 shares of Company’s Common Stock with a fair value of $2,620,000. The Company’s primary reason for acquiring the membership interests in Homemade Meals was to terminate the exclusivity and non-compete agreement between the celebrity chef and Homemade Meals, thereby enabling the celebrity chef to execute the License Agreement with the Company. At the time of execution of the Member Agreement, Homemade Meals held no significant assets and had no business operations. The Company recorded the shares given to the celebrity chef and the members of Homemade Meals as two separate transactions.

On February 22, 2022 (“Effective Date”), the Company and Mini Melanie, LLC (f/s/o Chef Melanie Moss (“MM”)) (collectively as “Parties”), entered into a Joint Product Development and Distribution Agreement (“Development Agreement”).Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of desserts (“Moss Deserts”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement shall remain in effect from the Effective Date until the last day of the month that is one-year from the Effective Date. For the use of MM and all associated intellectual property for the benefit of the Moss Deserts, the Company shall pay to MM 5% of all Net Revenue generated from the sale of Moss Deserts (“MM Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Moss Deserts less discounts and returns. The MM Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the MM Royalty was earned.

On March 25, 2022, the Company’s Board of Directors (“Board”) appointed Camille May as Chief Financial Officer of the Company. Ms. May, 34, joined the Company in October 2021 in connection with the acquisition of Model Meals LLC. She was a co-founder and chief financial officer of Model Meals since January 2015. In connection with the appointment, the Board approved an employment agreement with Ms. May, which provides for an annual salary of $120,000, a grant of five year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.001 per share, a performance-based bonus of up to $45,000 in cash and up to 100,000 shares of common stock upon attainment of certain performance targets specified therein, and weekly meal packages of up to 16 meals at no cost. The employment agreement has a two-year initial term and provides that her employment may only be terminated by the Company for cause.

Results of Operations

For the Three and Nine Months Ended July 31, 2022 and 2021

Product Sales

During the three months ended July 31, 2022 and 2021, product sales were $619,187 and $408,821, respectively, an increase of $210,366 or 51.5%.

During the nine months ended July 31, 2022 and 2021, product sales were $2,164,248 and $1,135,872, respectively, an increase of $1,028,376 or 90.5%.

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

During the nine months ended July 31 2022 and 2021, the Company had total cost of sales of $2,069,942 and $951,440, respectively, an increase of $1,118,502, or 117.6%. The increase was due to an increase in direct kitchen labor, royalty fees and packaging expenses.

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

Compensation and Related Expenses

During the three months ended July 31, 2022 and 2021, compensation and related expenses amounted to $273,348 and $111,406, respectively, an increase of $161,942 or 145.4%. The increase was primarily attributable to an increase in executive salary in 2022.

During the nine months ended July 31, 2022 and 2021, compensation and related expenses amounted to $1,265,025 and $277,228, respectively, an increase of $987,797 or 356.3%. The increase was primarily attributable to an increase of $349,810 stock-based compensation and increase in executive salary in 2022.

Professional and Consulting Expenses:

During the three months ended July 31, 2022 and 2021, professional and consulting expenses amounted to $371,451 and $756,886, respectively, a decrease of $385,435 or 50.9%. The decrease was primarily due an decreased stock-based compensation of $450,000, a decrease in accounting fees of $1,635, and a decrease in investor relations fee of $124,632, offset by an increase in consulting fees of $18,922, an increase in filing fees of $21,266 and an increase in legal fees of $150,644.

During the nine months ended July 31, 2022 and 2021, professional and consulting expenses amounted to $3,439,253 and $1,279,609, respectively, an increase of $2,159,644 or 168.8%. The increase was primarily due an increase in stock-based compensation of $1,643,591 related to common stock issued for lock up and leak out agreements and Common Stock issued for services and prepaid services, an increase in consulting fees of $121,284, an increase in accounting fees of $128,380, an increase in legal fees of $265,760, and an increase of filing fees of $35,803, offset by a decrease in investor relations fee of $35,174.

Professional and Consulting Expenses – Related Party:

During the three and nine months ended July 31, 2022, professional and consulting expenses for related parties amounted to $57,500 and $117,500, respectively. We did not incur professional and consulting expenses for related parties during the 2021 periods. We entered into a consulting agreement with a related party, dated October 1, 2021 which provides for $10,000 monthly consulting fee. Additionally, on May 1, 2022, the Company issued as consideration to a related party stockholder 25,000 shares of common stock with grant date fair value of $27,500, or $1.10 per share, based on the market price of common stock on grant date, for the stockholder’s execution of a Lock-Up & Leak Out Agreement. In connection with this issuance, on May 1, 2022, the Company recorded stock-based professional fees of $27,500.

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

General and Administrative Expenses

During the three months ended July 31, 2022 and 2021, general and administrative expenses amounted to $394,032 and $108,779, respectively, an increase of $285,253, or 262.2%. The increase was primarily due to an increase in depreciation and amortization expense of $245,899 and an increase in kitchen related expenses of $39,354.

During the nine months ended July 31, 2022 and 2021, general and administrative expenses amounted to $1,229,076 and $262,523, respectively, an increase of $966,553, or 368.2%. The increase was primarily due to an increase in depreciation and amortization expense of $755,813 primarily related to the amortization of intangible assets acquired in July 2021, an increase in kitchen related expenses of $12,135, an increase in rent of $79,469, an increase in utilities of $25,054, an increase in travel expenses of $26,500 and a net increase in other general and administrative expenses of $67,582.

Settlement Expenses

During the three and nine months ended July 31, 2022, settlement expenses amounted to $365,140. We did not incur settlement expenses during the 2021 periods. On June 30, 2022, pursuant to a stock repurchase and settlement agreement and a lock-up and settlement agreement, the Company issued an aggregate of 585,000 shares of its common stock with grant date fair value of 169,650, or $0.29 per share, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. In connection with these agreements, the Company recorded settlement expense of $185,344.

In addition, on June 30, 2022, in connection with a lock-up and leak out settlement agreement, the Company issued 674,100 shares of its common stock in connection with the cashless exercise of 674,100 warrants and no cash consideration. The 674,100 warrants had grant date fair value of $194,490 or $0.29 per share based on the market price of common stock on grant date. In connection with this cashless exercise of warrants, the Company recorded settlement expenses of $194,490.

Loss from Operations

During the three months ended July 31, 2022 and 2021, loss from operations amounted to $2,017,037 and $1,036,100, respectively, an increase of $980,937, or 94.7%. The increase was due to the changes discussed above.

During the twelve months ended October 31, 2022 and 2021, loss from operations amounted to $7,648,778 and $1,942,908, respectively, an increase of $5,705,870, or 293.7%. The increase was due to the changes discussed above.

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

During the twelve months ended October 31, 2022 and 2021, other expense, net amounted to $588,716 and $596,642, respectively, a decrease of $7,926, or 1.3%. The change was primarily due to a decrease in interest expense of $263,957 resulting from a decrease in average outstanding convertible notes in 2022, offset by a decrease in gain from change in fair value of derivative liabilities of $207,573, a decrease in gain on extinguishment of accounts payable of $14,754 and a decrease in gain on extinguishment of debt of $33,704.

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

During the twelve months ended October 31, 2022 and 2021, we had a net loss of $8,237,494 and $2,539,550, respectively, an increase of $5,697,944, or 224.4%. The increase was due to the changes discussed above. For the nine months ended July 31, 2022 and 2021, net loss attributable to common shareholders, which included a deemed dividend related to the cashless exercise and settlement of warrants of $2,578,446 and $0, amounted to $10,815,940, or $(0.28) per basic and diluted common share, and $2,539,550, or $(0.12) per basic and diluted common share, respectively.

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

Professional and consulting expenses – related party:

During the ten months ended October 31, 2021 and 2020, professional and consulting expenses – related party amounted to $1,366,507 and $0, respectively, an increase of $1,366,507 or 100%. In October 2021, the Company and Michael Novielli through Dutchess Capital Partners, LLC, entered into a consulting agreement. Michael Novielli currently serves as a member of the Board. Pursuant to the consulting agreement, Dutchess Capital received warrants with a grant date fair value of $1,356,507 for past services provided and will receive and monthly consulting fee of $10,000.

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

	July 31, 2022	October 31, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$227,729	$2,372,058	$(2,144,329)	90%
Total current liabilities	(3,164,422)	(2,690,855)	(473,567)	18%
Working capital deficit:	$(2,936,693)	$(318,797)	$(2,617,896)	821%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $2,144,329 and a decrease in current liabilities of $473,567, due to the use of cash in operations, the amortization of intangible assets, and a net increase in of convertible notes.

Cash Flows

The following table provides detailed information about our net cash flows as of the nine months ended July 31, 2022 and July 31,2021, and the ten months ended October 31, 2021 and 2020:

	Nine Months Ended July 31,		Ten Months Ended October 31,
	2022	2021	2021	2020
Net cash used in operating activities	(3,343,172)	(1,489,863)	$(2,771,676)	$(226,337)
Net cash provided by investing activities	(11,750)	(187,075)	(227,824)	1,749
Net cash provided by (used in) financing activities	1,151,138	2,055,789	4,827,543	274,533
Net change in cash	(2,203,784)	378,851	$1,828,043	$49,945

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

For the Three and Nine Months Ended July 31, 2022 and 2021

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

Net cash provided by financing activities for the nine months ended July 31, 2022 consisted of net proceeds from sale of common stock of $1,368,492, net proceeds from advances payable of $322,502, and net proceeds from convertible notes of $790,500, offset by repayments of convertible notes payable of $998,054, repayments of advances payable of $219,233, the payment of a stock repurchase agreement of $50,000, and repayment of convertible note – related party of $63,069.

Net cash provided by financing activities for the nine months ended July 31, 2021 consisted of net proceeds from the sale of common stock of $866,770, net proceeds from note payable of $7,000, net proceeds from convertible note payable of $1,647,300, net proceeds from related party convertible note payable of $100,000, net proceeds from advances payable of $274,040, offset by repayments of convertible notes payable of $652,667 and repayments of advances payable of $186,654.

For the Ten Months Ended October 31, 2021 and 2020

Net Cash Used in Operating Activities

Net cash used in operating activities for the ten months ended October 31, 2021 and 2020, were $2,771,676 and $226,337, respectively, an increase of $2,545,339 or 1,125%.

Net cash used in operating activities for the ten months ended October 31, 2021 primarily reflected our net loss of $12,802,275 adjusted for the add-back of non-cash items such as depreciation and amortization expense of $122,368, stock-based compensation of $6,196,844, stock-based compensation of $2,969,334 to terminate an exclusivity and non-compete agreement in order to execute a license agreement with a celebrity chef, amortization of debt discount of $1,012,554, offset by gain on extinguishment of debt and accounts payable of $26,629, gain from change in fair value of derivative liabilities $289,874, gain on forgiveness of debt of $14,754 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $47,053, an increase in unredeemed gift cards of $29,341 and an increase in accounts payable of $129,389 offset by a decrease in accrued expense and other liabilities of $55,664 and a decrease in inventory of $4,743.

Net cash used in operating activities for the ten months ended October 31, 2020 primarily reflected our net loss of $1,146,357 adjusted for the add-back of non-cash items such as depreciation and amortization expense of  $176, stock-based compensation of $812,109 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $14,319, increase in accounts payable of $4,725, increase in accrued expense and other liabilities of $111,867 an increase in unredeemed gift cards of $5,462.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended July 31, 2022, the Company had a net loss and cash used in operations of $8,237,494 and $3,343,172, respectively. On July 31, 2022, the Company had an accumulated deficit, stockholders’ equity, and working capital deficit of $(29,951,604), $1,383,704 and $(2,936,693), respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this prospectus. The Company’s primary source of operating funds is primarily from the sale of common stock and the issuance of convertible debt notes. The Company has experienced net losses from operations since inception but expects these conditions to improve in the near term and beyond as it develops its business model.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this prospectus. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements. We believe the critical accounting policies in Note 2 to the consolidated financial statements appearing in our audited financial statements for the ten months ended October 31, 2021 and the year ended December 31, 2020 included in this prospectus, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates as of July 31, 2022, October 31, 2021 and December 31, 2020 include the assumptions used in the redemption recognition method for unredeemed gift cards, useful life of property and equipment and intangible assets, valuation of right-of-use (“ROU”) assets and lease liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, fair value of assets acquired and liabilities assumed in a business combination, and the fair value of non-cash equity transactions and derivative liabilities.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended July 31, 2022 or the transition period ended October 31, 2021 had a material impact on our operations.

Off-Balance Sheet Arrangements

None.

DESCRIPTION OF BUSINESS

Company Overview

Home Bistro, Inc. (formerly known as Gratitude Health, Inc.) was incorporated in the State of Nevada on December 17, 2009. The Company is in the business of providing prepackaged and prepared meals to consumers focused on offering a broad array of the highest quality meal planning, delivery, and preparation services. The Company’s primary former operations were in the business of manufacturing, selling, and marketing functional RTD (Ready to Drink) beverages sold under the Company’s trademark (the “RTD Business”). The RTD Business was disposed on September 25, 2020 as discussed below.

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

Agreement and Plan of Merger

On April 20, 2020, the Company, Fresh Market Merger Sub, Inc., a Delaware corporation and a newly created wholly-owned subsidiary of the Company, also referred to herein as Merger Sub, and Home Bistro, Inc., a privately-held Delaware corporation engaged in the food preparation and home-delivery business (presently known as Home Bistro Holdings, Inc., a Nevada corporation), also referred to herein also Home Bistro Holdings, entered into the Merger Agreement, pursuant to which, among other things, Merger Sub agreed to merge with and into Home Bistro Holdings, with Home Bistro Holdings becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger, also referred to herein as the Merger. Pursuant to the terms of the Merger Agreement, Home Bistro Holdings filed a Certificate of Merger with the Nevada Secretary of State on April 20, 2020.

Disposal of Discontinued Operations of the RTD Business

On September 25, 2020, pursuant to the Asset Purchase Agreement, among other things, the Company agreed to sell all of the Company’s business, assets and properties used, or held or developed for use, in its RTD Business, and the buyer agreed to assume certain debts, obligations and liabilities related to the RTD Business.

The Products and Packaging

The Company is a direct-to-consumer business that creates and distributes ready-made, celebrity chef-inspired gourmet meals, its own private label brand meals and Model Meals, a Whole30 and Paleo approved, ready-to-eat, meal prep service. The Company also markets high quality frozen meats, fish and poultry to consumers under its Colorado Prime and Prime Chop brands. The Company’s meals are freshly prepared, and skin-packaged in its facility located in Miami, Florida, and delivered fresh to its customers. Home Bistro meals are ordered on-line and delivered to consumers in containers designed to keep the products fresh during transport. Once delivered, the meals can be heated using a microware cooker or hot water for consumption within minutes and with little to no preparation and minimal cleanup.

In addition to its diverse menu of gourmet meals, the Company has also partnered with the following world-renowned chefs to offer a selection of each chef’s specialty cuisine (the “Celebrity Chef Program”). The Company launched its Celebrity Chef Program with Iron Chef, Cat Cora and has since expanded to TV Host and Best-Selling Cookbook Author Ayesha Curry, “Hungry Fan” celebrity chef, Daina Falk, “Master Chef” Claudia Sandoval, “Top-Chef All-Star” Richard Blais, “Vegan + Sustainable” Chef Priyanka Naik, Celebrity Pastry and Dessert Chef Melanie Moss The Company plans to continue expanding it celebrity chef program to include gourmet cuisine from other notable celebrity chefs around the world. In doing so, the Company intends to create a virtual food emporium through which it will offer consumers an internationally diversified online selection of fully cooked gourmet meals.

Market Information and the Value Chain and Routes to Market

The online food delivery market is projected to reach $63.02 billion in the United States in 2022 and achieve a cumulative average growth rate of 8.9% through 2027, according to a recent report by market and consumer data company Statista.

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

Production

Until mid-2020, the Company used third-party co-packers to cook, package, fulfill and ship its meals to its customers. In June, Home Bistro entered into a lease for commercial kitchen facilities, hired and trained professional chefs and implemented its own fulfillment operations. By managing its own food production and fulfillment, Home Bistro expects to be able to improve its competitive position, while expanding its gross profit and operating margins. It will provide the Company with significantly greater flexibility to create and introduce new menu items, including the expansion of its Celebrity Chef Program, and react to dynamics of a developing marketplace.

Orders for restaurant quality meats and seafood through the Company’s Prime Chop and Colorado Prime brands continue to be processed through a third-party co-packer based in North Carolina who fulfills and ships customer orders.

Competition

In the direct-to-consumer prepared meal home delivery market segment, our competition is extensive and includes larger more established companies such as Jenny Craig, WW International, Nutrisystem, Freshly and Factor 75 which have significantly greater financial, technical, sales and marketing resources than the Company, as well as numerous smaller independent providers like, Snap Kitchen, Trifecta, Fresh & Lean, Icon Meals, Real Eats and Flex Pro Meals. We believe, however, there is considerable room for additional competitors offering modestly priced, high quality offerings, as the direct-to-consumer segment of the home delivery market for food continues to expand. In addition, we believe the competition for consumers seeking ready-made gourmet meals (such as Home Bistro) is less intensive than other niches such as weight loss, high protein, keto, or paleo.

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

Trademarks

We own trademarks relating to the Home Bistro name, including trademarks with the serial numbers 86636971 and 86636968.

Employees

As of September 22, 2022, Home Bistro had 13 full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

DIRECTORS AND EXECUTIVE OFFICERS

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this prospectus.

Name	Age	Position
Zalmi Duchman	43	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Michael Finkelstein	69	Director
Michael Novielli	58	Director

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

Michael Novielli. Mr. Novielli has been a member of the Company’s Board of Directors since April 20, 2020. Mr. Novielli co-founded Dutchess Capital in 1996 and is a GP principal and member of the firm’s Investment Committee. He co-manages the firm’s investments, “pre-IPO” strategy and corporate advisory practice, and serves on the board of directors of select portfolio companies. Mr. Novielli helped engineer the firm’s previous expansion into Europe, Asia, Australia and Latin America, and managed restructurings and workouts of its distressed portfolio, which included corporate divestitures, asset sales, ABCs and bankruptcies. He has 30+ years’ experience in asset management, corporate finance and advisory, and investment banking. Mr. Novielli began his financial services career with PaineWebber and held previous positions in corporate accounting and finance with a Fortune 100 company. He graduated with a BS in Business from the University of South Florida and completed post-graduate Business studies at Colorado State University. Mr. Novielli is well qualified to serve as a member of the Board of Directors of the Company due to his extensive financial and investment experience.

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

Board Committees, Compensation Committee Interlocks and Insider Participation

At the present time the duties of an Audit Committee, Nominating and Governance Committee and Compensation Committee (including with respect to setting executive officer compensation) are performed by the Board as a whole. Prior to the completion of this offering, our Board will form an Audit Committee, Nominating and Governance Committee and Compensation Committee. We will adopt charters for such committees, as well as other corporate governance guidelines, prior to the closing of this offering in accordance with the applicable requirements of the SEC and The NASDAQ Capital Market. Each committee will consist of three directors. All of the directors of our Audit Committee will be independent directors, as defined by the listing standards of The NASDAQ Capital Market. The Compensation Committee will be composed exclusively of individuals intended to be, to the extent provided by Rule 16b-3 of the Exchange Act, non-employee directors.

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

As a “smaller reporting company” under SEC rules, our named executive officer during the transition period ended October 31, 2022 and fiscal year ended December 31, 2021 was Zalmi Duchman, our current Chief Executive Officer. No other executive officer received total compensation during the twelve month period ended October 31, 2022 or October 31, 2021 in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year(1)	Salary	Bonus	Stock Awards		Warrant/ Option Awards		All Other Compensation	Total
Zalmi Duchman	2021	$70,000	$—	$—		$2,714,971	(2)	$—	$2,784,971
Chief Executive Officer (1)	2020	$43,750	$—	$97,720	(3)	$—		$—	$141,470

(1)	On January 28, 2022, the Board approved a change in the Company’s fiscal year end from December 31 to October 31. Compensation and benefit totals herein reflect the ten months ended October 31, 2021 and the fiscal year ended December 31, 2020.

(2)	Mr. Duchman was appointed to serve as the Chief Executive Officer of the Company on April 20, 2020 and continues to serve as the Chief Executive Officer of Home Bistro Holdings. On October 1, 2021, the Company entered into an employment agreement with Mr. Duchman that provided of (i) an annual salary of $120,000 and (ii) a one-time grant of warrants for 2,000,000 Common Stock which vested upon issuance and had a grant date fair value of $2,714,971.

(3)	Mr. Duchman was granted 4,746 shares of Home Bistro Holdings common stock with grant date fair value of $97,720 as bonus in April 2020. These shares of Home Bistro Holdings common stock were converted into 2,242,924 shares of the Company’s Common Stock post-Merger and post-reverse stock split.

Employment Agreement with Executives

On October 1, 2021, the Company entered into an employment agreement (the “Employment Agreement”) with Zalmi Duchman to serve as the Company’s Chief Executive Officer. The Employment Agreement has a term of three years (“Term”) from the effective date and provides for (i) an annual salary of $120,000 and (ii) a one-time warrant grant of 2,000,000 shares of common stock, which vested upon issuance, is exercisable at $0.001 and expires on October 1, 2026. Mr. Duchman is entitled to vacation, sick and holiday pay and other benefits, in accordance with the Company’s policies established and in effect from time to time. The Company may terminate the Mr. Duchman for cause (as defined in Employment Agreement) by giving Mr. Duchman written notice approved by the Board of such termination, such notice (i) to state in detail the particular act or acts or failure or failures to act that constitute the grounds on which the proposed termination for cause is based and (ii) to be given within six months of the Board learning of such act or acts or failure or failures to act. The Employment Agreement may be terminated at Board’s discretion during the Term, provided that if Mr. Duchman is terminated without cause, the Company shall pay to Mr. Duchman an amount calculated by multiplying Mr. Duchman monthly salary, at the time of such termination, times the number of months remaining in the Term.

On March 25, 2022, the Company entered into an employment agreement (“May Employment Agreement”) with Camille May to serve as the Company’s Chief Financial Officer. The May Employment Agreement has a term of two years from the effective date and provides for (i) an annual salary of $120,000 and (ii) a one-time warrant grant of 250,000 shares of common stock, which vested upon issuance, is exercisable at $0.001 and expires on March 27, 2027. Ms. May is entitled to vacation, sick and holiday pay and other benefits, in accordance with the Company’s policies established and in effect from time to time. The Company may terminate May Employment Agreement for cause (as defined therein) by giving Ms. May written notice approved by the Board of Directors of such termination

Outstanding Equity Awards at 2021 Transitional Period

The following table sets forth certain information concerning the outstanding equity awards as of October 31, 2021, for the named executive officer.

	Option/Warrant Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option/ Warrant (#) Exercisable	Number of Securities Underlying Unexercised Option/ Warrant (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option/ Warrant Exercise Price($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Zalmi Duchman(1)	2,000,000	—	—	0.001	10/01/2026	—	—	—	—

(1)	Mr. Duchman was appointed the Chief Executive Officer of the Company on April 20, 2020 and has been the Chief Executive Officer of Home Bistro Holdings, Inc since March 2018. On October 1, 2021, the Company entered into an employment agreement with Mr. Duchman that provides for a one-time grant of warrants for 2,000,000 common stock which vested upon issuance and had a grant date fair value of $2,714,971.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our Board of Directors (“Board”) during the ten month period ending October 31, 2021:

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 22, 2022:

●	by each person, or group of affiliated persons, known by us to own beneficially 5% or more of any class of our voting securities;

●	by our named executive officer;

●	by each of our directors; and

●	by all our current executive officers and directors as a group.

As of September 22, 2022, there were 44,373,755 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of common stock subject to stock options, convertible notes and debentures and warrants that are currently exercisable or convertible, or exercisable or convertible within 60 days of September 22, 2022, are deemed to be outstanding for purposes of computing the percentage ownership of that person but are not treated as outstanding for computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each stockholder is c/o Home Bistro, Inc., 4014 Chase Avenue, #212 Miami Beach, FL 33140.

Name of Beneficial Owner	Beneficial Ownership(1)	Percentage of Class(1)
Officers and Directors
Zalmi Duchman (2)	10,710,148	24.1%
Michael Finkelstein (3)	279,141	*
Michael Novielli (4)	5,980,986	13.5%
Camille May	1,254,155	2.8%
Danika Brysha	1,254,155	2.8%
All officers/directors as a group (5 persons)	19,478,585	43.9%

Other 5% Stockholders:
The Hewlett Fund LP (5)	5,337,244	12.0%

*	Less than 1%.

(1)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of September 22, 2022, through the exercise of any stock warrants or other rights. As of September 22, 2022, 44,373,755 shares of the Company’s common stock were outstanding.

(2)	Includes 8,610,148 shares of common stock held by Fresh Brands LLC. (“Fresh Brands”). Mr. Duchman and his wife own 100% of the membership interests in Fresh Brands in tenancy-by-entirety, and accordingly, Mr. Duchman has shared voting power and shared dispositive power over such shares. Also, includes 2,100,000 shares of common stock issuable upon exercise of warrants, directly owned by Mr. Duchman, exercisable within 60 days of September 22, 2022.

(3)	Includes 115,066 shares of common stock owned by Whalehaven Capital Fund Ltd. Mr. Finkelstein is the Managing Partner of Whalehaven Capital Fund Ltd and thus has sole voting and sole dispositive power over such shares. Also includes 164,075 shares of common stock directly owned by Mr. Finkelstein.

(4)	Includes 934,516 shares of common stock owned by Dutchess Capital Partners LLC (“DCP”), an entity of which Mr. Novielli is the sole managing partner and has sole voting and dispositive control over the common stock it owns and 216,667 shares of common stock owned by Dutchess Capital Growth Fund LP. Also includes 100,000 shares of common stock directly owned by Mr. Novielli and 1,766,896 shares of common stock issuable upon exercise of warrants owned by DCP and 2,962,907 shares of common stock issuable upon exercise of warrants, owned by Dutchess Strategic Fund, LLC, exercisable within 60 days of September 22, 2022.

(5)	Includes 5,187,244 shares of common stock issuable upon exercise of warrants, owned by The Hewlett Fund LP, exercisable within 60 days of September 22, 2022.

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

●	we are, have been or will be a participant;

●	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Our current policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

On September 25, 2020, pursuant to the Asset Purchase Agreement, the Company agreed to sell all of the Company’s business, assets and properties used, or held or developed for use, in its RTD Business, and Gratitude Keto Holdings, Inc., agreed to assume certain debts, obligations and liabilities related to the RTD Business. The Asset Purchase Agreement was intended to be part of the Merger and in effect transferred the RTD Business and the related assets and liabilities to Gratitude Keto, whose CEO, Roy Warren Jr., formerly served as a director of and Chief Operating Officer of the Company. The Company assumed an accounts payable liability in the amount of $14,000 related to accounting expense of the RTD Business for a period prior to the Merger. Pursuant to the Asset Purchase Agreement, the Buyer reimbursed the Company for accounting expenses in amount of $14,000 incurred prior to the Merger, of which $7,000 was payable in cash and the balance in form of a promissory note dated September 25, 2020 in the amount of $7,000. The promissory note had an interest rate of 5% per annum, matured on April 25, 2021 and was payable in monthly installments of $1,000 commencing on October 25, 2020 through April 25, 2021. As of December 31, 2020, $5,000 remained due on the promissory note. The Company received the $7,000 cash portion of the consideration as of December 31, 2020 and the promissory note has since been satisfied in full.

The Company utilizes the shipping carrier account of a related entity owned by an LLC affiliated with Zalmi Duchman, the Company’s CEO, for its inbound and outbound shipping needs. The related entity bills the Company for the direct cost of the shipping charges plus a 20% fee. The total amount incurred and paid to the related entity during the ten months ended October 31, 2021 was $153,165 and was $117,310 for the year ended December 31, 2020, which is included in cost of goods sold on the statement of operations. There were no amounts due to this related party for these services as of October 31, 2021 and December 31, 2020.

On March 30, 2021, the Company entered into a Securities Purchase Agreement with Dutchess Capital Growth Fund LP (“Dutchess Growth Fund”). Michael Novielli, a Board member, is a managing partner of Dutchess Capital Growth Fund’s general partner. Pursuant to such agreement, the Company issued (i) a convertible note with principal amount of $110,000 with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and ownership limitations; and (iii) a warrant to purchase up to 50,000 shares of common stock at an exercise price of $2.50. During the ten months ended October 31, 2021, the Company fully paid all amounts outstanding under the convertible note.

On October 1, 2021, the Company and Michael Novielli, through DCP, entered into a consulting agreement which has been extended by agreement of the Parties. Michael Novielli currently serves as a member of the Board and is the sole managing partner of DCP. Pursuant to the consulting agreement, DCP received warrants to purchase 1,000,000 shares of common stock for services rendered. Such warrant vested upon issuance, has an exercise price of $0.001 and an expiration date of October 1, 2026. In addition, under the consulting agreement, DCP receives $10,000 per month, payable in cash.

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

DESCRIPTION OF SECURITIES

Authorized Capital Stock

The authorized capital of the Company consists of [●] shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

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

Reverse Stock Split

On October 27, 2022, the Board filed a Certificate of Change pursuant to Nevada Revised Statutes 78.207 with the Nevada Secretary of State to effect the Reverse Stock Split and the proportional decrease of the Company’s authorized shares of Common Stock in connection with the offering and our intended listing of our Common Stock on The Nasdaq Capital Market. No shareholder vote was required to authorize the Reverse Stock Split. However, we cannot guarantee that The Nasdaq Stock Market will approve our initial listing application for our Common Stock in connection with the Reverse Stock Split.

No fractional shares were issued in connection with the Reverse Stock Split and all such fractional interests were rounded up to the nearest whole number of shares of Common Stock.

Preferred Stock

On March 19, 2018, the Company designated 520,000 shares of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), and 500,000 shares of Series B Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”). On August 1, 2018, the Company designated 1,000 shares of Series C Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”). In October 2018, the Board approved and authorized an amendment to increase the number of designated authorized shares of the Series C Preferred Stock to 2,500 shares. As of September 22, 2022, there are no outstanding shares of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock.

Series A Preferred Stock

Each share of Series A Preferred Stock is convertible into shares of Common Stock with a stated value of $10 per share of Series A Preferred Stock and conversion price of $0.04 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The holders of the Series A Preferred Stock do not possess any voting rights. The Series A Preferred Stock does not contain any redemption provision. The Series A Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

Series B Preferred Stock

Each share of Series B Preferred Stock is convertible into shares of Common Stock with a stated value of $10 per share of Series B Preferred Stock and conversion price of $0.04 per share, subject to adjustment in the event of stock split, stock dividends, and recapitalizations or otherwise. The Series B Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the Stated Value plus any accrued and unpaid dividends thereon and any other fees due and owing. Holders of Series B Preferred Stock voting as a single class, in the aggregate, are entitled to vote with all voting securities of the Company on all matters submitted to the holders of voting securities for vote with the holders of the Series B Preferred Stock entitling the holder thereof to cast that number of votes equal to the number of shares of Common Stock issued and outstanding eligible to vote, at the time of the respective vote plus the number of votes which all other series, or classes of securities are entitled to cast together with the holders of Common Stock at the time of the relevant vote plus one additional share of Common Stock. Solely with respect to matters of the Company’s capitalization and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or bylaws.

Series C Preferred Stock

Each share of Series C Preferred Stock is convertible into shares of Common Stock with a stated value of $200 per share of Series C Preferred Stock and conversion price of $0.04 per share, subject to adjustment in the event of stock split, stock dividends, subsequent equity sales with lower effective price, and recapitalization or otherwise. The Series C Preferred Stock votes with the Common Stock on a fully as converted basis. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to receive in cash out of assets of the Company before any amounts shall be paid to the holders of any of shares of junior stock, an amount equal to the stated value plus any accrued and unpaid dividends thereon and any other fees due and owing.

Transfer Agent and Registrar

The Company’s transfer agent, Nevada Agency and Transfer Company, will serve as transfer agent to maintain stockholder information on a book-entry basis. We will not issue shares in physical or paper form. Instead, our shares will be recorded and maintained on our stockholder register.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements of Home Bistro, Inc.

Consolidated Balance Sheets - As of July 31, 2022 (unaudited) and October 31, 2021 (unaudited)
Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2022 and 2021 (unaudited)
Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended July 31, 2022 and 2021 (unaudited)
Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2022 and 2021 (unaudited)
Notes to Financial Statements (unaudited)	F-3

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 31, 2021 and December 31, 2020	F-39
Consolidated Statement of Operations for the Transition Period Ended October 31, 2021 and Year Ended December 31, 2020	F-40
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Transition Period Ended October 31, 2021 and Year Ended December 31, 2020	F-41
Consolidated Statement of Cash Flows for the Transition Period Ended October 31, 2021 and Year Ended December 31, 2020	F-42
Notes to Consolidated Financial Statements	F-43

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

Concentration Risk

The Company purchased approximately 100% of its food products from one vendor during the twelve months ended October 31, 2022. The Company is not obligated to purchase from these vendors and, if necessary, there are other vendors from which the Company can purchase food products. As of July 31, 2021, the Company had no accounts payable balance to this vendor.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The Company and the celebrity chef (collectively as “Parties”) had a preexisting relationship and other arrangements before negotiations for the acquisition of Homemade Meals and had planned to enter into a License Agreement during the negotiations, which is separate from the Member Agreement. Since ASC 805-50 includes only general principles related to accounting for an asset acquisition and in the absence of specific guidance, the Company analogized to the guidance in ASC 805-10-25-20 through 25-21– Business Combination to identify and account for transactions that are separate from a business combination. Under this guidance, the Company, when applying the acquisition method, recognized “only the consideration transferred to acquire the asset”, the license. Any separate transactions were accounted for separately from acquisition of the License Agreement in accordance with the relevant GAAP.

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

During the three and twelve months ended October 31, 2022, the Company recorded a total of $224,961 and $674,882, respectively, of amortization expense related to the intangible assets.

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

March 2021 Note III – Related Party

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA III”) with an investor, who is also a major stockholder and director and considered to be a related party, for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA III, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note III”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortize over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant III”, and together with the March 2021 SPA III and the March 2021 Note III, the “March 2021 Agreements III”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $23,718 and $7,924, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $22,250, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note III matured on March 30, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note III immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning July 1, 2021. The investor may only convert the March 2021 Note III at any time or times on or after the occurrence of an Event of Default. The March 2021 Note III was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements III contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA III also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $46,931 of principal and $4,714 of accrued interest. During the twelve months ended October 31, 2022, the Company paid the remaining $63,069 of principal and $1,487 of accrued interest. As of July 31, 2022 and October 31, 2021, the March 2021 Note III had outstanding principal of $0 and $63,069 respectively.

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

March 2021 Note V

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA V”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA V, the Company; (i) issued a convertible note with principal amount of $165,000 (the “March 2021 Note V”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 75,000 shares of common stock (the “March 2021 Warrant V”, and together with the March 2021 SPA V and the March 2021 Note V, the “March 2021 Agreements V”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $36,499 and $12,352, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $34,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note V mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note V immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $20,167 due on the first day of each month, beginning July 1, 2021. The investor may only convert the March 2021 Note V at any time or times on or after the occurrence of an Event of Default. The March 2021 Note V was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements V contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA V also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $68,191 of principal and $12,477 of accrued interest. During the twelve months ended October 31, 2022, the Company paid the remaining $96,809 of principal and $4,025 of accrued interest. As of July 31, 2022 and October 31, 2021, the March 2021 Note V had outstanding principal of $0 and $96,809, respectively.

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

April 2021 Financing

On April 7, 2021, the Company closed a Securities Purchase Agreement dated March 29, 2021 (the “April 2021 SPA”) with an investor for the sale of the Company’s convertible note. Pursuant to the April 2021 SPA, the Company; (i) issued a convertible note with principal amount of $165,000 (the “April 2021 Note”) with the Company receiving $146,500 in net proceeds, net of $15,000 of OID and $3,500 of legal fees; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 75,000 shares of common stock (the “April 2021 Warrant”, and together with the April 2021 SPA and the April 2021 Note, the “April 2021 Agreements”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $31,913 and $9,669, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $27,375, recorded as a debt discount to be amortized over the twelve-month term of the note. The April 2021 Note I matured on March 30, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the April 2021 Note immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $19,800 due on the first day of each month, beginning July 1, 2021. The investor may only convert the April 2021 Note at any time or times on or after the occurrence of an Event of Default. The April 2021 Note is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The April 2021 Agreements contain other provisions, covenants, and restrictions common with this type of debt transaction. The April 2021 SPA also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $69,316 of principal and $9,884 of accrued interest. During the nine months ended July 31, 2022, the Company paid the remaining $95,684 of principal and $3,316 of accrued interest. As of July 31, 2022 and October 31, 2021, the April 2021 Note had outstanding principal of $0 and $95,684, respectively.

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

May 2021 Note II

On May 28, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA II, the Company (i) issued a convertible note with principal amount of $285,000 (the “May 2021 Note II”) with the Company receiving $250,000 in net proceeds, net of $28,500 of OID and $6,500 of legal fees; (ii) issued 150,000 shares of common stock (the “Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 150,000 shares of common stock (the “May 2021 Warrant II”, and together with the May 2021 SPA II and the May 2021 Note II, the “May 2021 Agreements II”). The 150,000 shares of common stock and 150,000 warrant issued were valued at $69,583 and $30,326, respectively, using the relative fair value method, all recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note II matured on May 26, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $31,350 due on the first day of each month, beginning August 26, 2021. The investor may only convert the May 2021 Note II at any time or times on or after the occurrence of an event of default. The May 2021 Note II is convertible at a conversion price of $0.70 (“Conversion Price”). The May 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $48,219 of principal and $14,481 of accrued interest. During the nine months ended July 31, 2022, the Company paid $236,781 of principal and $14,019 of accrued interest. As of July 31, 2022 and October 31, 2021, the May 2021 Note II had outstanding principal of $0 and $236,781, respectively.

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

The May 2022 Warrant I issued to the investor, provides for the right to purchase up to 869,565 shares of common stock; (i) valued at $93,641 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the May 2022 Note I; (ii) exercisable at $0.575, provided, however, upon the Uplist Offering, the exercise price shall equal 120% of the Uplist Offering; after 180 calendar days from the issuance date the exercise price shall be $0.575; (iii) subject to adjustments and 4.99% ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The May 2022 Warrant II issued to the investor, provides for the right to purchase up to 217,391 shares of common stock; (i) valued at $24,902 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the May 2022 Note II; (ii) exercisable at $0.575, provided, however, that if the Company consummates an Uplist Offering within 180 calendar days from the issuance date in which case the exercise price shall be equal to 120% of the Uplist Offering price; after 180 calendar days from the issuance date the exercise price shall be $0.575; (iii) subject to adjustments and 4.99% ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

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

The May 2022 Warrant III issued to the investor, provides for the right to purchase up to 318,134 shares of common stock; (i) valued at $36,442 using the relative fair value method and recorded as a debt discount to be amortized over the twelve-month term of the May 2022 Note III; (ii) exercisable at $0.575 however if the Company consummates an Uplist Offering within 180 calendar days from the issuance date in which case the exercise price shall be equal to 120% of the Uplist Offering price; after 180 calendar days from the issuance date the exercise price shall be $0.575; (iii) subject to adjustments and 4.99% ownership limitation and; (iv) expires on the third-year anniversary from the date of issuance.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

During the nine months ended July 31, 2022, the fair value of the derivative liabilities were estimated using the Monte Carlo Valuation Model with the following assumptions (see Note 2):

July 31, 2022
Dividend rate	—%
Term (in years)	0.09 to 0.50%
Volatility	55% to 90%
Risk—free interest rate	0.04 to 2.90%
Default probability	10.0% to 12.5%
Probability of uplist offering	50%

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

Common Stock

Shares Authorized

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001.

Common Stock Issued for Cash

●	During the nine months ended July 31, 2021, the Company issued an aggregate of 1,206,605 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $866,770.

●	During the nine months ended July 31, 2022, the Company issued an aggregate of 1,932,204 shares of common stock, to non-affiliate investors for aggregate net cash proceeds of $1,368,492.

Common Stock Issued for Services and Prepaid Services

●	On April 1, 2021, the Company issued an aggregate of 2,000,000 shares of common stock with grant date fair value of $1,800,000 or $0.90 per share based on the market price of common stock on grant date, to a consultant pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the twelve-month service period. During the twelve months ended October 31, 2022 and 2021, the Company amortized $750,000 and $600,000 of the deferred compensation related to this consulting agreement, respectively, which was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations. As of July 31, 2022 and October 31, 2021, there was $0 and $750,000, respectively, of deferred compensation related to this consulting agreement.

●	On November 8, 2021, the Company issued an aggregate of 600,000 shares of common stock with grant date fair value of $726,000 or $1.21 per share based on the market price of common stock on grant date, to a consultant pursuant to a consulting agreement. The fair value of the common stock was recorded in equity as deferred compensation which will be amortized over the six-month service period. During the nine months ended July 31, 2022, the Company amortized the $726,000 of the deferred compensation which was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations. As of July 31, 2022, there was no deferred compensation related to this consulting agreement.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

●	During the twelve months ended October 31, 2022, the Company granted 60,000 shares of common stock with grant date fair value of $60,600 or $1.01 per share based on the market price of common stock on grant date, to a consultant for services. The grant fair value of the common stock of $60,600 was charged to professional and consulting fee in the accompanying unaudited consolidated statements of operations.

Common Stock for Commitment Fee with Convertible Notes Payable

●	In December 2020, the Company issued an aggregate of 119,535 shares of common stock valued at $38,264 using the relative fair value method to two non-affiliate investors as a commitment fee in connection with the December 2020 Financings which was recorded as debt discount which will be amortized over the life of the notes.

●	On January 12, 2021, the Company issued 29,385 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement, valued at $17,296 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On February 3, 2021, the Company issued 150,000 shares of common stock to a non-affiliate investor as commitment fee, pursuant to a securities purchase agreement, valued at $85,981 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 22, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $6,949 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 29, 2021, the Company issued 50,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $24,504 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 50,000 shares of common stock to a related party investor as commitment fee pursuant to a securities purchase agreement, valued at $23,718 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 30, 2021, the Company issued 25,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $11,845 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On March 31, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $36,499 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On April 7, 2021, the Company granted 75,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement, valued at $30,694 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 17, 2021, the Company granted 60,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $26,824 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	On May 28, 2021, the Company granted 150,000 shares of common stock to a non-affiliate investor as commitment fee pursuant to a securities purchase agreement (see Note 5), valued at $67,645 using the relative fair value method and was recorded as debt discount to be amortized over the life of the note.

●	During the twelve months ended October 31, 2022, the Company granted 45,989 shares of common stock with grant date fair value of $29,879 or $0.65 per share based on the market price of common stock on grant date, to a convertible note holder as a commitment fee. The grant fair value of the common stock of $29,879 was charged to interest expense in the accompanying unaudited consolidated statements of operations.

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Common Stock Issued Pursuant to Lock-Up & Leak Out Agreements

●	During the nine months ended July 31, 2022, the Company issued as consideration, to several stockholders, an aggregate of 516,748 shares of common stock with grant date fair value of $554,273 or an average per share price of $1.07, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. The grant date fair value of the common stock was initially recorded in equity as deferred compensation and is being amortized over the lock up period of three-to-four- months through July 31, 2022. During the twelve months ended October 31, 2022, the Company amortized $670,212 including $115,939 of deferred compensation as of October 31, 2021, of deferred compensation which was recorded as professional and consulting expenses in the accompanying unaudited consolidated statement of operations. As of July 31, 2022, there were no deferred compensation related to the Lock-Up & Leak Out Agreements.

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

Common Stock Issued Pursuant to Product Development Agreements

●	During the three months ended January 31, 2022, the Company issued 100,000 shares of common stock with grant date fair value of $100,000 based on the fair value of common stock on the date of grant, pursuant to an agreement which was recorded as deferred compensation and is being amortized over the 2-year term of the agreement. During the twelve months ended October 31, 2022, $370,677 of the accumulated deferred compensation was expensed as product development expense in the accompanying unaudited consolidated statements of operations related to shares issued in the prior and current period connection with joint product development agreements. As of July 31, 2022, there was $237,603 of deferred compensation related to the product development agreements.

Common Stock Issued Pursuant to Stock-Based Compensation

●	On April 29, 2021, the Company issued 25,000 shares of common stock with an aggregate grant date fair value of $24,750 or $0.99 per share based on the market price of common stock on grant date, to a board member for services rendered and was charged to compensation and related expenses in the accompanying condensed consolidated statements of operations.

Common Stock Issued for Acquisition of Subsidiary

●	On July 6, 2021, the Company issued an aggregate of 2,008,310 shares of common stock with fair value of $2,028,393, based on the market price of common stock on date of acquisition, to members of Model Meals, LLC in exchange for 100% membership, pursuant to the Agreement and Plan of Merger (see Note 1 and Note 3).

Common Stock Issued for Warrant Exchange Agreements

●	On May 1, 2022, in connection with the settlement of a down round exercise price trigger, the Company entered into a warrant exchange agreement with various warrant holders (collectively as “Parties”) pursuant to which the Parties exercised an aggregate of 922,495 warrants with initial exercise price of $2.50 issued between January to September 2021, at an agreed upon reduced exercise price of $0.75 with the Company issuing an aggregate of 3,048,917 shares of common stock in exchange for the outstanding warrants and no cash consideration. In connection with this warrant exchange, the Company recorded a deemed dividend of $2,578,446, which was calculated as the fair value of excess shares issued to the Parties with a grant date fair value of $2,578,446, or $0.51 per share, based on the market price of common stock on grant date.

●	On June 30, 2022, in connection with a lock-up and leak out settlement agreement, the Company issued 674,100 shares of its common stock in connection with the cashless exercise of 674,100 warrants and no cash consideration. The 674,100 had grant date fair value of $195,490 or $0.29 per share based on the market price of common stock on grant date. In connection with this cashless exercise of warrants, the Company recorded settlement expense of $195,490.

Common stock issued pursuant to settlement agreements

●	On June 30, 2022, pursuant to a stock repurchase and settlement agreement and a lock-up and settlement agreement, the Company issued an aggregate of 585,000 shares of its common stock with grant date fair value of 169,650, or $0.29 per share, based on the market price of common stock on grant date, for the stockholders’ execution of a Lock-Up & Leak Out Agreement. In connection with these agreements, the Company recorded settlement expense of $185,344. In connection with the stock repurchase and settlement agreement the Company agreed to repurchase 166,667 shares of its common stock from an investor for $150,000. In connection with this agreement the Company recorded a common stock repurchase obligation of $150,000 and reduced additional paid-in capital by $150,000. In July 2022, the Company paid $50,000 towards this common stock repurchase agreement. On July 31, 2022, the common stock repurchase obligation related to this agreement amounted to $100,000.

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

On June 30, 2022, the Company and a stockholder entered into a Stock Repurchase Agreement, pursuant to which, among other things, the Company agreed to purchase certain shares of common stock from such stockholder for an aggregate purchase price of $150,000. In connection with this Stock Repurchase Agreement, the Company recorded an initial common stock repurchase obligation in the amount of $150,000 which was recorded in the accompanying consolidated balance sheets as common stock repurchase obligation, and reduction of additional paid in capital upon entering the Stock Repurchase Agreement. The Company shall pay to the Shareholder the Purchase Price in immediately available funds, as follows: (1) $50,000 which was be paid upon the complete execution of this Stock Repurchase Agreement, and the related Settlement Agreement and Release, and the Lock-up and Leak-out Agreement; (2) $50,000 to be paid 30 days after the complete execution of the Stock Repurchase Agreement, the Settlement Agreement and Release, and the Lock-up and Leak-out Agreement; and (3) the final $50,000 to be paid 60 days after the complete execution of the Stock Repurchase Agreement, the Settlement Agreement and Release, and the Lock-up and Leak-out Agreement. As of July 31, 2022, the Company had $100,000 of common stock repurchase obligation outstanding.

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

During the first year of the Development Agreement’s term, Corlich is guaranteed a minimum royalty payment of $109,210. For the second and third year of the Development Agreement’s term, the Development Agreement estimates that Corlich will be guaranteed a minimum royalty payment of $218,380 and $436,770, respectively, subject to the achievement of the prior year’s guaranteed minimum royalty (“GMR”) payment and the parties’ agreement to negotiate in good faith a lower guaranteed minimum royalty if such guaranteed minimum royalty payment is not achieved or to otherwise terminate the Development Agreement. Royalties above the guaranteed minimum royalty are based on an increasing percentage of net revenues generated from the sale of Cat Cora Meals as certain revenue milestones are met as defined in the Distribution Agreement. The GMR is expensed to cost of sales over the term of the Development Agreement. During the ten months ended October 31, 2021, the Company paid an aggregate of $78,260 of accrued royalty fee. During the nine months ended July 31, 2022, the Company paid an aggregate of $49,139 of accrued royalty fee. During the nine months ended July 31, 2022, the Development Agreement was amended by both parties whereby the minimal royalty payment of $109,210 was extended through December 31, 2021 and the increased GMR of $218,380 would begin January 1, 2022 and the $436,770 GMR January 1, 2023. During the nine months ended July 31, 2022, the Company recorded $86,442 of royalty expense related to the GMR. As of July 31, 2022, an aggregate total of $109,199 of accrued royalty fee was reflected, with $61,794 included in accounts payable and $44,405 included in accrued expense and other liabilities in the accompanying unaudited consolidated balance sheets. As of July 31, 2022 and October 31, 2021, a total of $109,199 and $71,896 of accrued royalty fee, respectively, was reflected under accrued expense and other liabilities in the accompanying unaudited consolidated balance sheets.

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

Claudia Cocina LLC

On June 22, 2021, the Company and Claudia Cocina LLC (f/s/o Claudia Sandoval), a California limited liability company (“Claudia Cocina”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CS Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement is effective upon signature and shall remain in effect from the first date on which the CS Meals are commercially launched (the “Launch Date”) until the last day of the month that is one year from the Launch Date (the “Initial Term”). The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) (the Initial Term and the Renewal Term, individually and together, (the “Term”)) upon mutual written consent, which consent must be provided no later than sixty days prior to the end of the current Term. The Renewal Term shall be on the same terms and conditions as provided herein for the Initial Term, except that the Guaranteed Minimum Sales and the Guaranteed Minimum Royalties (“GMR”) payable during the Renewal Term shall be mutually agreed to between the Parties. The Company issued 150,000 shares of common stock with grant date fair value of $150,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $150,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the nine months ended July 31, 2022, the Company expensed $121,875 of the deferred compensation as product development expense in the accompanying unaudited consolidated statement of operations. As of July 31, 2022 and October 31, 2021, there were $0 and $121,875 of deferred compensation, respectively, related to this Development Agreement.

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

For the use of MM and all associated intellectual property for the benefit of the Moss Deserts, the Company shall pay to MM 5% of all Net Revenue generated from the sale of Moss Deserts (“MM Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on Moss Deserts less discounts and returns. The MM Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the MM Royalty was earned. During the three months ended October 31, 2022, there were no payments made or owed under the Development Agreement.

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

In connection with the sale of CKJ Meals, the Company shall pay to CKJ the following: (i) 5% of all net revenue generated from the sale of CKJ Meals (the “CKJ Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CKJ Meals less discounts and returns. The CKJ Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CKJ Royalty was earned; (ii) 5% of all Net Revenue generated from the sale of Home Bistro brand orders in which a CKJ Dedicated Code was used at the time of purchase (“CKJ Commission”). The CKJ Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CKJ Commission is earned.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

In connection with the sale of CDB Meals, the Company shall pay to CDB the following: (i) 5% of all net revenue generated from the sale of CDB Meals (the “CDB Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CDB Meals less discounts and returns. The CDB Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CDB Royalty was earned; (ii) 5% of all Net Revenue generated from the sale of Home Bistro brand orders in which a CDB Dedicated Code was used at the time of purchase (“CDB Commission”). The CDB Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CDB Commission is earned.

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

In connection with the sale of CDW Meals, the Company shall pay to CDW the following: (i) 5% of all net revenue generated from the sale of CDW Meals (the “CDW Royalty”). For the purpose of this agreement “Net Revenue” shall be defined as gross sales generated on CDW Meals less discounts and returns. The CDW Royalty generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CDW Royalty was earned; (ii) 5% of all Net Revenue generated from the sale of Home Bistro and Prime Chop brand orders in which a CDW Dedicated Code was used at the time of purchase (“CDW Commission”). The CDW Commission generated during each calendar month in which an agreement is in effect shall be due and payable by the 10th business day of the following month in which the CDW Commission is earned.

Common Stock Issued for Convertible Notes

On August 26, 2022, the Company issued 214,427 shares of its common stock upon conversion of debt and accrued interest of $42,778.

Convertible Notes

August 2022 Note

On August 24, 2022 (the “Issue Date”), the Company entered into a Securities Purchase Agreement dated as of August 24, 2022 (the “SPA”), by and between the Company and 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”). Pursuant to the SPA, among other things, the Company agreed to issue to the Investor a convertible note in the original principal amount of $104,250 (the “Note,” and together with the SPA, the “Agreements”). Upon closing, the Company received $92,000 in net proceeds from the Investor, net of fees of $12,250.

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

THE COMPANY’S MOST RECENT FINANCIAL STATEMENTS AND INFORMATION AS REPORTED WITHIN THIS FORM 10-K FILING ARE NOT COMPLETE AND HAVE NOT BEEN AUDITED. THE COMPANY IS CURRENTLY UNDERGOING ITS AUDIT FOR THE 12 MONTH PERIOD ENDED OCTOBER 31, 2022, AND BELIEVES IT WILL BE COMPLETED IN THE COMING WEEKS AND REFILED WITH AN AMENDMENT TO THIS FORM 10-K FILING. THE INFORMATION CONTAINED HEREIN IS FOR INFORMATIONAL ONLY AND SHOULD NOT BE RELIED UPON FOR INVESTMENT OR ANY OTHER PURPOSE.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$2,275,397	$447,354
Inventory	16,020	-
Prepaid expenses and other current assets	80,641	28,588
Note receivable	-	5,000

Total Current Assets	2,372,058	480,942

OTHER ASSETS:
Property and equipment, net	130,970	2,728
Finance right-of-use assets, net	181,015	-
Operating lease right-of-use assets, net	268,509	-
Intangible assets, net	3,225,361	-
Deposits	10,000	-
Goodwill	1,809,357	-

Total Assets	$7,997,270	$483,670

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$568,302	$352,466
Accrued expenses and other liabilities	181,037	126,273
Liabilities to be settled with common stock	209,688	-
Convertible notes payable, net of debt discount	550,638	141,476
Convertible notes payable - related party, net of debt discount	30,172	-
Notes payable - current portion	15,361	20,068
Advances payable	101,945	78,497
Derivative liabilities	86,884	180,029
Unredeemed gift cards	164,912	48,311
Financing lease liability - current portion	62,210	-
Operating lease liabilities - current portion	101,431	-
Common stock repurchase obligation	618,275	-

Total Current Liabilities	2,690,855	947,120

LONG-TERM LIABILITIES:
Financing lease liability - long-term portion	124,649	-
Operating lease liability- long-term portion	166,923	-
Notes payable - long-term portion	291,539	151,544
Common stock repurchase obligation - long-term portion	-	1,300,000

Total Liabilities	3,273,966	2,398,664

Commitments and contingency (Note 14):

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock: $0.001 par value; 20,000,000 shares authorized;
Convertible Series B Preferred stock: $0.001 Par Value; 500,000 Shares Authorized; nil shares issued and outstanding as of October 31, 2021 and December 31, 2020	-	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 35,152,623 and 19,123,768 shares issued and outstanding as of October 31, 2021 and December 31, 2020, respectively	35,152	19,123
Additional paid-in capital	25,198,035	4,399,272
Deferred compensation	(1,374,219)	-
Accumulated deficit	(19,135,664)	(6,333,389)

Total Stockholders’ Equity (Deficit)	4,723,304	(1,914,994)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,997,270	$483,670

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Ten Months Ended	For the Year Ended
	October 31, 2021	December 31, 2020

Product sales, net	$1,644,208	$1,335,859

Cost of sales	1,447,901	873,289

Gross profit	196,307	462,570

Operating Expenses:
Compensation and related expenses, includes $2,871,721 of stock-based compensation in 2021	3,338,022	547,940
Professional and consulting expenses, includes $1,862,709 of stock-based compensation in 2021	2,979,610	434,450
Professional and consulting expenses - related party, includes $1,356,507 of stock-based compensation in 2021	1,366,507	-
Product development expense, includes $3,036,286 and $360,000 of stock-based expense in 2021 and 2020, respectively	3,036,286	360,000
Selling and marketing expenses	835,723	226,428
General and administrative expenses	527,818	198,082

Total Operating Expenses	12,083,966	1,766,900

Operating Loss from Continuing Operations	(11,887,659)	(1,304,330)

Other Income (Expense):
Interest expense, net	(1,245,873)	(19,924)
Change in fair value of derivative liabilities	289,874	32,315
Gain on extinguishment of debt	26,629	7,075
Gain on forgiveness of debt	14,754	-
Other income	-	5,000

Total Other Income (Expense), net	(914,616)	24,466

Loss from Continuing Operations	(12,802,275)	(1,279,864)

Discontinued Operations:
Income from Disposal of Discontinued Operations Before Provision for Income Taxes	-	38,203

Income from Discontinued Operations	-	38,203

Net Loss	$(12,802,275)	$(1,241,661)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.56)	$(0.07)
Discontinued operations - basic	$0.00	$0.00
Discontinued operations - diluted	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,062,353	17,393,644
Diluted	23,062,353	17,393,644

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Preferred Stock		Common Stock		Additional			Total Stockholders’
	Number of		Number of		Paid-in	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

Balance at December 31, 2019	-	$-	13,104,561	$13,105	$4,806,944	$-	$(5,091,728)	$(271,679)

Common stock issued for cash	-	-	1,492	1	75,005	-	-	75,006

Warrant issued for cash	-	-	-	-	25,000	-	-	25,000

Common stock issued for services	-	-	3,999,085	3,999	234,269	-	-	238,268

Recapitalization of the Company	250,000	250	1,899,094	1,899	(196,873)	-	-	(194,724)

Common stock repurchase obligation (see Note 3)	-	-	-	-	(1,300,000)	-	-	(1,300,000)

Disposal of a component with related party (see Note 3)	(250,000)	(250)	-	-	131,471	-	-	131,221

Warrant issued pursuant to an agreement	-	-	-	-	360,000	-	-	360,000

Warrant issued for services	-	-	-	-	11,471	-	-	11,471

Accretion of stock-based compensation	-	-	-	-	213,841	-	-	213,841

Common stock issued with convertible debt	-	-	119,535	119	38,144	-	-	38,263

Net loss	-	-	-	-	-	-	(1,241,661)	(1,241,661)

Balance at December 31, 2020	-	-	19,123,768	19,123	4,399,272	-	(6,333,389)	(1,914,994)

Common stock issued as commitment fee	-	-	853,385	854	417,700	-	-	418,554

Common stock warrant issued as commitment fee	-	-	-	-	156,926	-	-	156,926

Common stock issued as stock-based compensation	-	-	125,000	125	156,625	-	-	156,750

Common stock warrant issued as stock-based compensation	-	-	-	-	2,714,971	-	-	2,714,971

Common stock issued for cash, net of $215,949 of issuance cost	-	-	6,112,993	6,112	4,362,684	-	-	4,368,796

Common stock and warrant issued for services and prepaid services	-	-	2,100,000	2,100	3,967,116	(750,000)	-	3,219,216

Common stock issued for product development agreements	-	-	450,000	450	577,050	(508,281)	-	69,219

Common stock issued pursuant to lock-up agreements	-	-	112,500	113	152,513	(115,938)	-	36,688

Reduction of the repurchase obligation pursuant to the Put Option Agreement	-	-	-	-	681,726	-	-	681,726

Common stock issued for acquisition of Model Meals, LLC (see Note 3)	-	-	2,008,310	2,008	2,026,385	-	-	2,028,393

Common stock issued for asset acquisition transaction (see Note 4)	-	-	4,266,667	4,267	5,585,067	-	-	5,589,334

Net loss	-	-	-	-	-	-	(12,802,275)	(12,802,275)

Balance at October 31, 2021	-	$-	35,152,623	$35,152	$25,198,035	$(1,374,219)	$(19,135,664)	$4,723,304

The accompanying notes are an integral part of these consolidated financial statements.

HOME BISTRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Ten Months Ended	For the Year Ended
	October 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(12,802,275)	$(1,241,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	113,531	440
Amortization on intangible assets	8,837	-
Common stock and warrants issued for stock-based compensation	2,871,721	213,841
Common stock and warrants issued for services – related party	1,356,507	-
Common stock and warrants issued for services and prepaid services	1,862,709	609,739
Common stock and warrants issued for product development	69,219	-
Common stock issued pursuant to lock-up agreements	36,688	-
Common stock issued pursuant an asset acquisition transaction (see Note 4)	2,969,334	-
Gain on extinguishment of debt and accounts payable	(26,629)	(7,075)
Gain on forgiveness of debt	(14,754)	-
Amortization of debt discount	1,012,554	7,983
Change in fair value of derivative liabilities	(289,874)	(32,315)
Change in operating assets and liabilities:
Inventory	4,743	-
Prepaid expenses and other current assets	(47,053)	(8,896)
Accounts payable	129,389	43,980
Accrued expense and other liabilities	(55,664)	102,201
Unredeemed gift cards	29,341	37,946

Net cash used in operating activities	(2,771,676)	(273,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (payments) from acquisition of a subsidiaries	(60,000)	4,917
Purchases of property and equipment	(167,824)	(3,168)

Net cash (used by) provided by investing activities	(227,824)	1,749

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	4,368,796	100,006
Proceeds from notes payable	-	171,612
Proceeds from convertible note payable, net of debt discount	1,581,450	-
Proceeds from convertible note payable - related party, net of debt discount	100,000	-
Proceeds from advances payable	332,900	140,840
Repayment of convertible notes payable	(1,195,920)	384,100
Repayment of note payable - in default	-	(3,738)
Repayments of advance payable	(312,752)	(80,535)
Repayment of convertible notes payable - related party	(46,931)	-

Net cash provided by financing activities	4,827,543	712,285

Net Change in Cash	1,828,043	440,217

Cash - beginning of period	447,354	7,137

Cash - end of period	$2,275,397	$447,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$159,909	$7,670
Income taxes	$-	$-

Non-cash investing and financing activities:
Initial amount of ROU asset and related liability	$540,041	$32,444
Termination of the ROU asset and related liability	$-	$27,843
Disposal of a component with related party		$131,221
Repurchase obligation pursuant to the Put Option Agreement	$-	$1,300,000
Reduction of the repurchase obligation pursuant to the Put Option Agreement	$681,725	$-
Common stock issued as commitment fee in connection with convertible notes payable recorded as debt discount	$418,554	$38,263
Warrants issued as commitment fee in connection with convertible notes payable	$156,926	$-
Liabilities to be settled with common stock in connection with convertible notes payable	$209,688	$-
Initial derivative liability recorded in connection with convertible notes payable	$223,358	$212,344
Fair value of common stock issued for an asset acquisition transaction (see Note 4)	$2,620,000	$-

Net Asset and Liabilities Assumed in Acquisition:
Cash	$-	$4,917
Prepaid expenses and other assets	241	9,776
Inventory	20,763	-
Operating right-of-use asset	76,136	32,444
Internal use computer software	66,198	-
Customer relationships	43,000	-
Trademark	505,000	-
Goodwill	1,809,357	-
Accounts payable and accrued liabilities	(203,348)	(209,417)
Operating right-of-use liability	(79,054)	(32,444)
Note Payable	(149,900)	-
Net asset acquired (liability assumed)	$2,088,393	$(194,724)

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2021 AND DECEMBER 31, 2020

The three levels of the fair value hierarchy are as follows:

Level 1—	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—	Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

The Company and the celebrity chef (collectively as “Parties”) had a preexisting relationship and other arrangements before negotiations for the acquisition of Homemade Meals and had planned to enter into a License Agreement during the negotiations, which is separate from the Member Agreement. Since ASC 805-50 includes only general principles related to accounting for an asset acquisition and in the absence of specific guidance, the Company analogized to the guidance in ASC 805-10-25-20 through 25-21– Business Combination to identify and account for transactions that are separate from a business combination. Under this guidance, the Company, when applying the acquisition method, recognized “only the consideration transferred to acquire the asset”, the license. Any separate transactions were accounted for separately from acquisition of the License Agreement in accordance with the relevant GAAP.

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

Goodwill

	Estimated Life	October 31, 2021
Goodwill	Indefinite	$1,809,357
Less: Impairment		—
Goodwill, net		$1,809,357

Intangible Assets

	Estimated Life	October 31, 2021
Computer software	3.5 years	$66,198
Customer relationships	7 years	43,000
Trademark	Indefinite	505,000
License agreement	3 years	2,620,000
Total		3,234,198
Less: Accumulated amortization		(8,837)
Intangible assets, net		$3,225,361
Intangible assets with a finite life, net		$2,720,361

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

On March 18, 2021 (the “Redemption Date”), the Company elected, pursuant to terms of payment as described in the December 2020 Note I, to pay an aggregate amount of 283,615.75 (the “Payoff Amount”) consisting of $275,000 of principal, $7,865.75 of accrued interest and $750.00 in administrative fees (the “Redemption Amount”). The December 2020 Note I is deemed to have been paid in full; the lender will not exercise any of its rights relating to any potential default that may have occurred after the issue date of the December 2020 Note I and the Second Commitment Shares were returned by the lender to the Company’s transfer agent for cancellation as provided for in the December 2020 Agreements I. The fair value of the derivative liability associated with the December 2020 Note I at Redemption Date amounted to $26,629 and was reclassified to gain on debt extinguishment in the accompanying consolidated statement of operation upon redemption. Any remaining unamortized debt discounts were recognized as interest expense on the Redemption Date. As of October 31, 2021, the December 2020 Note I had no outstanding balance.

December 2020 Note II

On December 28, 2020, the Company entered into a Securities Purchase Agreement (the “December 2020 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the SPA II, among other things, (i) the Company issued a self-amortization promissory note (the “December 2020 Note II”, and together with the December 2020 SPA II, the “December 2020 Agreements II”) in the aggregate principal amount of $172,000, and (ii) issued 45,989 shares of common stock as a commitment fee and 114,667 shares (the “Second Commitment Shares”) issued as a returnable commitment fee. Accordingly, the Company deems the Second Commitment Shares as unissued shares for accounting purposes. The 45,989 shares of common stock issued were recorded as a debt discount of $14,720 based on the relative fair value method. Pursuant to the December 2020 Note II, the Company received net proceeds of $150,000, net of $15,500 OID and $6,500 of issuance costs. The OID, issuance costs and issued commitment fee shares of common stock have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. The December 2020 Note II matures on December 28, 2021 and bears an interest rate of 12% per annum (which shall increase to 16% per annum upon the occurrence of an Event of Default (as defined in the December 2020 Note II)). The Company shall make nine monthly cash payments (“Amortization Payments”) in the amount of $19,264 beginning at the end of the third month from the issuance date of the note. The Company can elect to extend the Amortization Payment due date by thirty-days by notifying the holder on or before the of the Amortization Payment due date and pay an extension fee of $1,926, provided that the note is not in default. The first twelve months of interest (equal to $20,640) shall be guaranteed and earned in full as of the issue date, however if the note is repaid in its entirety, on or prior to, the due date of the first Amortization Payment, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the issue date. As of December 31, 2020, the December 2020 Note II had outstanding principal and accrued interest of $172,000 and $0, respectively. During the ten months ended October 31, 2021, the Company fully paid the December 2020 Note II. As of October 31, 2021, the December 2020 Note II had had no outstanding balance.

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

January 2021 Note II

On January 27, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the January 2021 SPA II, the Company; (i) issued a convertible note with principal amount of $330,000 (the “January 2021 Note II”) with the Company receiving $300,000 in net proceeds, net of $33,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 150,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 150,000 shares of common stock (the “January 2021 Warrant II”, and together with the January 2021 SPA II and the January 2021 Note II, the “January 2021 Agreements II”). The 150,000 shares of common stock and 150,000 warrants issued were valued at $85,981 and $31,821, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $93,750, all recorded as a debt discount to be amortized over the twelve-month term of the note. The January 2021 Note II matured on February 1, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the January 2021 Note II immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”) in the amount of $39,600 beginning May 1, 2021. The investor may only convert the January 2021 Note II at any time or times on or after the occurrence of an Event of Default. The January 2021 Note II was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The January 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The January 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $213,570 of principal and $24,030 of accrued interest. During the twelve months ended October 31, 2022, the Company paid the remaining $116,430 of principal and $2,370 of accrued interest. As of July 31, 2022, and October 31, 2021, the January 2021 Note II had outstanding principal and accrued interest of $0 and $116,430, respectively.

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

March 2021 Note III – Related Party

On March 30, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA III”) with an investor, who is also a major stockholder and director and considered to be a related party, for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA III, the Company; (i) issued a convertible note with principal amount of $110,000 (the “March 2021 Note III”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID recorded as a debt discount to be amortize over the twelve-month term of the note; (ii) issued 50,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 50,000 shares of common stock (the “March 2021 Warrant III”, and together with the March 2021 SPA III and the March 2021 Note III, the “March 2021 Agreements III”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $23,718 and $7,924, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $22,250, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note III matured on March 30, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note III immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $12,911 due on the first day of each month, beginning July 1, 2021. The investor may only convert the March 2021 Note III at any time or times on or after the occurrence of an Event of Default. The March 2021 Note III was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements III contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA III also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $46,931 of principal and $4,714 of accrued interest. During the twelve months ended October 31, 2022, the Company paid the remaining $63,069 of principal and $1,487 of accrued interest. As of July 31, 2022 and October 31, 2021, the March 2021 Note III had outstanding principal of $0 and $63,069 respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2021 AND DECEMBER 31, 2020

March 2021 Note V

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 SPA V”) with an investor for the sale of the Company’s convertible note. Pursuant to the March 2021 SPA V, the Company; (i) issued a convertible note with principal amount of $165,000 (the “March 2021 Note V”) with the Company receiving $150,000 in net proceeds, net of $15,000 of OID recorded as a debt discount to be amortized over the twelve-month term of the note; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) (as discussed below under Commitment Share True-Up Provision) and; (iii) a warrant to purchase up to 75,000 shares of common stock (the “March 2021 Warrant V”, and together with the March 2021 SPA V and the March 2021 Note V, the “March 2021Agreements V”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $36,499 and $12,352, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $34,500, all recorded as a debt discount to be amortized over the twelve-month term of the note. The March 2021 Note V mature on March 1, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the March 2021 Note V immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company shall make nine monthly cash payments (“Amortization Payments”), in the amount of $20,167 due on the first day of each month, beginning July 1, 2021. The investor may only convert the March 2021 Note V at any time or times on or after the occurrence of an Event of Default. The March 2021 Note V was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The March 2021 Agreements V contain other provisions, covenants, and restrictions common with this type of debt transaction. The March 2021 SPA V also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $68,191 of principal and $12,477 of accrued interest. During the twelve months ended October 31, 2022, the Company paid the remaining $96,809 of principal and $4,025 of accrued interest. As of July 31, 2022 and October 31, 2021, the March 2021 Note V had outstanding principal of $0 and $96,809, respectively.

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

April 2021 Financing

On April 7, 2021, the Company closed a Securities Purchase Agreement dated March 29, 2021 (the “April 2021 SPA”) with an investor for the sale of the Company’s convertible note. Pursuant to the April 2021 SPA, the Company; (i) issued a convertible note with principal amount of $165,000 (the “April 2021 Note”) with the Company receiving $146,500 in net proceeds, net of $15,000 of OID and $3,500 of legal fees; (ii) issued 75,000 shares of common stock, subject to a true-up based upon the trading price of the common stock and the investor’s ownership limitations (“Commitment Share True-up”) and; (iii) issued warrant to purchase up to 75,000 shares of common stock (the “April 2021 Warrant”, and together with the April 2021 SPA and the April 2021 Note, the “April 2021Agreements”). The 75,000 shares of common stock and 75,000 warrant issued were valued at $31,913 and $9,669, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $27,375, recorded as a debt discount to be amortized over the twelve-month term of the note. The April 2021 Note I matured on March 30, 2022 and a one-time interest charge of 8% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the April 2021 Note immediately prior to the occurrence of the Event of Default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $19,800 due on the first day of each month, beginning July 1, 2021. The investor may only convert the April 2021 Note at any time or times on or after the occurrence of an Event of Default. The April 2021 Note is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The April 2021 Agreements contain other provisions, covenants, and restrictions common with this type of debt transaction. The April 2021 SPA also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $69,316 of principal and $9,884 of accrued interest. During the twelve months ended October 31, 2022, the Company paid the remaining $95,684 of principal and $3,316 of accrued interest. As of July 31, 2022 and October 31, 2021, the April 2021 Note had outstanding principal of $0 and $95,684, respectively.

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

May 2021 Financings

May 2021 Note I

On May 17, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA I, the Company (i) issued a convertible note with principal amount of $132,000 (the “May 2021 Note I”) with the Company receiving $111,700 in net proceeds, net of $12,000 of OID and $8,300 of legal fees; (ii) issued 60,000 shares of common stock (the “First Commitment Shares”) as a commitment fee and shall issue 165,000 shares of common stock (the “Second Commitment Shares”) issued as a returnable commitment fee, accordingly, the Company deems the Second Commitment Shares as unissued for accounting purposes and; (iii) issued a warrant to purchase up to 60,000 shares of common stock (the “May 2021 Warrant I”, and together with the May 2021 SPA I and the May 2021 Note I, the “May 2021 Agreements I”). The 60,000 shares of common stock and 60,000 warrant issued were valued at $26,824 and $9,767, respectively, using the relative fair value method and the Commitment Share True-up had a fixed monetary value of $26,700, recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note I matured on May 10, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date; in an event of default, the interest rate shall increase to 16% per annum. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $15,667 due on the first day of each month, beginning August 9, 2021. The investor may only convert the May 2021 Note I at any time or times on or after the occurrence of an event of default. The May 2021 Note I is convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The May 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $41,159 of principal and $5,842 of accrued interest. During the twelve months ended October 31, 2022, the Company paid the remaining $90,841 of principal and $3,161 of accrued interest. As of July 31, 2022 and October 31, 2021, the May 2021 Note I had outstanding principal of $0 and $90,841, respectively.

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

May 2021 Note II

On May 28, 2021, the Company closed a Securities Purchase Agreement (the “May 2021 SPA II”) with an investor for the sale of the Company’s convertible note. Pursuant to the May 2021 SPA II, the Company (i) issued a convertible note with principal amount of $285,000 (the “May 2021 Note II”) with the Company receiving $250,000 in net proceeds, net of $28,500 of OID and $6,500 of legal fees; (ii) issued 150,000 shares of common stock (the “Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 150,000 shares of common stock (the “May 2021 Warrant II”, and together with the May 2021 SPA II and the May 2021 Note II, the “May 2021Agreements II”). The 150,000 shares of common stock and 150,000 warrant issued were valued at $69,583 and $30,326, respectively, using the relative fair value method, all recorded as a debt discount to be amortized over the twelve-month term of the note. The May 2021 Note II matured on May 26, 2022 and a one-time interest charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the May 2021 Note II immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $31,350 due on the first day of each month, beginning August 26, 2021. The investor may only convert the May 2021 Note II at any time or times on or after the occurrence of an event of default. The May 2021 Note II is convertible at a conversion price of $0.70 (“Conversion Price”). The May 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The May 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the transitional period ending October 31, 2021, the Company paid $48,219 of principal and $14,481 of accrued interest. During the twelve months ended October 31, 2022, the Company paid $236,781 of principal and $14,019 of accrued interest. As of July 31, 2022 and October 31, 2021, the May 2021 Note II had outstanding principal of $0 and $236,781, respectively.

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

September 2021 Financings

September 2021 Note I

On September 1, 2021, the Company closed a Securities Purchase Agreement (the “September 2021 SPA I”) with an investor for the sale of the Company’s convertible note. Pursuant to the September 2021 SPA I, the Company (i) issued a convertible note with principal amount of $110,000 (the “September 2021 Note I”) with the Company receiving $100,000 in net proceeds, net of $10,000 of OID; (ii) issued 50,000 shares of common stock (the “First Commitment Shares”) as commitment fee and; (iii) issued warrant to purchase up to 50,000 shares of common stock (the “September 2021 Warrant I”, and together with the September 2021 SPA I and the September 2021 Note I, the “September 2021 Agreements I”). The 50,000 shares of common stock and 50,000 warrant issued were valued at $24,877 and $9,493, respectively, using the relative fair value method, recorded as a debt discount to be amortized over the nine-month term of the note. The September 2021 Note I matured on June 1, 2022 and a one-time OID charge of 10% was applied on the issue date and will be payable on the maturity date. Upon an event of default, the outstanding balance will immediately and automatically increase to 140% of the outstanding balance under the September 2021 Note I immediately prior to the occurrence of the event of default and becomes immediately due and payable. The Company made nine monthly cash payments (“Amortization Payments”), in the amount of $13,444 due on the first day of each month, beginning October 1, 2021. The investor may only convert the September 2021 Note I at any time or times on or after the occurrence of an event of default. The September 2021 Note I was convertible at the rate equal to 105% of the lowest trading price occurring during the twenty-five consecutive trading days immediately preceding the applicable conversion date (“Conversion Price”). The September 2021 Agreements I contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA I also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the twelve months ended October 31, 2022, the Company paid $110,000 of principal and $10,996 of accrued interest. As of July 31, 2022 and October 31, 2021, the September 2021 Note I had outstanding principal of $0 and $110,000, respectively.

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2021 AND DECEMBER 31, 2020

The September 2021 Agreements II contain other provisions, covenants, and restrictions common with this type of debt transaction. The September 2021 SPA II also provides the investor with certain “piggyback” registration rights, permitting them to request that the Company include the issued shares for sale in certain registration statements filed by the Company under the Securities Act of 1934, as amended. During the twelve months ended October 31, 2022, the Company paid $219,875 of principal and $24,573 of accrued interest. As of July 31, 2022 and October 31, 2021, the September 2021 Note II had outstanding principal of $30,125 and $250,000, respectively.

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

Valuation of Warrants

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Financing right-of-use (“Financing ROU”) asset is summarized below:

October 31, 2021
Financing ROU assets	$200,509
Less accumulated depreciation	(19,494)
Balance of financing ROU assets, net	$181,015

For the ten months ended October 31, 2021, depreciation expense related to Financing ROU assets amounted to $19,494.

Financing lease liability related to the Financing ROU assets is summarized below:

October 31, 2021
Financing lease payables for equipment	$200,509
Total financing lease payables	200,509
Reduction of financing lease liability	(13,650)
Total	186,859
Less: short term portion	(62,210)
Long term portion	$124,649

Future minimum lease payments under the financing lease agreement at October 31, 2021 are as follows:

Year	Amount
Year ending October 31, 2022	$78,000
Year ending October 31, 2023	78,000
Year ending October 31, 2024	58,500
Total minimum non-cancelable financing lease payments	214,500
Less: discount to fair value	(27,641)
Total financing lease liabilities at October 31, 2021	$186,859

NOTE 10 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of October 31, 2021 and December 31, 2020 are summarized as follows:

	October 31, 2021	December 31, 2020
Beginning balance	$48,311	$10,365
Acquired gift card liability (see Note 3)	87,260	—
Sale and issuance of gift cards	186,749	99,322
Revenue from breakage	(60,515)	(17,114)
Total gift card redemptions	(96,893)	(44,262)
Ending balance	$164,912	$48,311

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

HOME BISTRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND DECEMBER 31, 2020

Preferred Stock

As of October 31, 2022 and December 31, 2021, there were no outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (see above Common Stock and Warrants Issued Pursuant to Recapitalization).

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021, 2020, 2019 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

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

Claudia Cocina LLC

On June 22, 2021, the Company and Claudia Cocina LLC (f/s/o Claudia Sandoval), a California limited liability company (“Claudia Cocina”) (collectively as “Parties”) entered into a Joint Product Development and Distribution Agreement (the “Development Agreement”). Pursuant to the Development Agreement, the Parties shall collaboratively develop a brand of meals, marketed and sold utilizing the Property (“CS Meals”) jointly with the Home Bistro label, under the terms and conditions of the Development Agreement. The Development Agreement is effective upon signature and shall remain in effect from the first date on which the CS Meals are commercially launched (the “Launch Date”) until the last day of the month that is one year from the Launch Date (the “Initial Term”). The Parties shall have the right to renew the Development Agreement for an additional one-year term (“Renewal Term”) (the Initial Term and the Renewal Term, individually and together, (the “Term”)) upon mutual written consent, which consent must be provided no later than sixty days prior to the end of the current Term. The Renewal Term shall be on the same terms and conditions as provided herein for the Initial Term, except that the Guaranteed Minimum Sales and the Guaranteed Minimum Royalties (“GMR”) payable during the Renewal Term shall be mutually agreed to between the Parties. The Company issued 150,000 shares of common stock with grant date fair value of $150,000 based on the market price of common stock on grant date, that was deemed to be fully earned, non-assessable and irrevocable upon the execution of the Development Agreement (see Note 12) and subject to a Lock-Up Leak-Out Agreement. The Company recorded the $150,000 as deferred compensation in the accompanying consolidated balance sheet to be amortized over the term of the Development Agreement. During the ten months ended October 31, 2021, the Company expensed $28,125 of the deferred compensation as product development expense in the accompanying consolidated statement of operations. As of October 31, 2021, there was $121,875 of deferred compensation related to this Development Agreement.

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

Lease Agreement

On November 11, 2021, the Company renewed its lease agreement (“Renewed Lease Agreement”) for their California kitchen facility, effective on January 1, 2022. The Renewed Lease Agreement provides for (i) a term of six months from the effective date ending on June 30, 2022; (ii) a monthly base rent of $9,960 and; (iii) a monthly storage fee of $2,340. The Renewed Lease Agreement can be terminated with two months’ notice.F-96

EXHIBITS

Exhibit Number	Description
1.1#	Form of Underwriting Agreement.
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.A.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2015).
3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2018).
3.7	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018).
3.8	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018).
5.1#	Opinion of Baker McKenzie LLP as Counsel.
10.1	Securities Purchase Agreement, dated as of May 18, 2022, by and between Home Bistro, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.2	15% Convertible Note, dated May 18, 2022, issued to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.3	Warrant to Purchase Shares of Common Stock, dated May 18, 2022, issued to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.4	Securities Purchase Agreement, dated as of May 24, 2022, by and between Home Bistro, Inc. and GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).
10.5	15% Convertible Note, dated May 24, 2022, issued to GS Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).
10.6	Warrant to Purchase Shares of Common Stock, dated May 18, 2022, issued to GS Capital Partners, LLC . (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).
10.7	Securities Purchase Agreement, dated as of May 24, 2022, by and between Home Bistro, Inc. and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).
10.8	15% Convertible Note, dated May 24, 2022, issued to Jefferson Street Capital LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).
10.9	Warrant to Purchase Shares of Common Stock, dated May 24, 2022, issued to Jefferson Street Capital LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).
10.10	Securities Purchase Agreement, dated as of July 19, 2022, by and between Home Bistro, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.11	Convertible Promissory Note, dated July 19, 2022, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.12	Securities Purchase Agreement, dated as of August 24, 2022, by and between Home Bistro, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).
10.13	Convertible Promissory Note, dated August 24, 2022, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).
10.14	Securities Purchase Agreement, dated as of September 9, 2022, by and between Home Bistro, Inc. and Greentree Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.15	15% Convertible Note, dated September 9, 2022, issued to Greentree Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.16	Warrant to Purchase Shares of Common Stock, dated September 9, 2022, issued to Greentree Financial Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.17	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.18	Form of Lock-Up and Leak-Out Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.19	Put Option Agreement, dated April 20, 2020, between the Company and the stockholder named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020).
10.20	Warrant to Purchase Shares of Common Stock, dated January 27, 2021, issued to Vista Capital Investments, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021)
10.21**#	Employment Agreement by and between Home Bistro, Inc. and Zalmi Duchman dated October 1, 2021.
10.22**#	Employment Agreement by and between Home Bistro, Inc. and Camille May dated March 25, 2022.
21.1#	Subsidiaries of the Registrant.
23.1#	Consent of D. Brooks and Associates CPAs, P.A., Independent Registered Public Accounting Firm.
23.2#	Consent of Baker McKenzie LLP (included in Exhibit 5.1).
24.1	Power of Attorney (included on signature page to this registration statement).
31.1+	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
32.1+	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Documents filed herewith.

#	To be filed by amendment

**	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” not “filed”.

(b)	Financial Statement Schedules

N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2023	Home Bistro, Inc.

	By:	/s/ Zalmi Duchman
	Name:	Zalmi Duchman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zalmi Duchman	Chief Executive Officer	March 29, 2023
Zalmi Duchman	(Principal Executive Officer)

/s/ Zalmi Duchman	Chief Financial Officer	March 29, 2023
Zalmi Duchman	(Principal Financial and Accounting Officer)

/s/ Michael Finkelstein	Director	March 29, 2023
Michael Finkelstein

/s/ Michael Novielli	Director	March 29, 2023
Michael Novielli