Form 10-Q
period 2023-01-31
Home Bistro, Inc. /NV/
filed 2023-05-18
CIK 1489588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of Home Bistro, Inc.’s common stock as of May 16, 2023 was 896,166 .

HOME BISTRO, INC. AND SUBSIDIARIES

FORM 10-Q

January 31, 2023

THE COMPANY’S MOST RECENT FINANCIAL STATEMENTS AND INFORMATION AS REPORTED WITHIN THIS FORM 10-Q FILING ARE NOT COMPLETE AND HAVE NOT BEEN REVIEWED BY THE COMPANY’S AUDITOR. THE COMPANY IS CURRENTLY UNDERGOING ITS AUDIT FOR THE 12 MONTH PERIOD ENDED OCTOBER 31, 2022, AND BELIEVES IT WILL BE COMPLETED IN THE COMING WEEKS AND REFILED WITH AN AMENDMENT TO THE PRIOR FORM 10-K FILING, AT WHICH POINT IT WILL WORK TO COMPLETE THIS 10Q FILING. THE INFORMATION CONTAINED HEREIN IS FOR INFORMATION ONLY AND SHOULD NOT BE RELIED UPON FOR INVESTMENT OR ANY OTHER PURPOSE.

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

HOME BISTRO, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 8 – UNREDEEMED GIFT CARDS

Unredeemed gift cards activities as of July 31, 2022 and October 31, 2021 are summarized as follows:

	July 31, 2022	October 31, 2021
	(Unaudited)
Beginning balance	$164,912	$48,311
Acquired gift card liability (see Note 3)	—	87,260
Sale of gift cards	121,603	186,749
Promotional and other gift cards issued	84,250	—
Revenue from breakage	(22,810)	(60,515)
Gift card redemptions	(113,323)	(96,893)
Ending balance	$234,632	$164,912

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

Operating Expenses

For the three and nine months ended July 31, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Compensation and related expenses	$273,348	$111,406	$1,265,025	$277,228
Professional and consulting expenses	371,451	756,886	3,439,253	1,279,609
Professional and consulting expenses – related party	57,500	—	117,500	—
Product development expense	99,063	—	370,677	—
Selling and marketing expenses	368,344	96,732	956,413	307,980
General and administrative expenses	394,032	108,779	1,229,076	262,523
Settlement expense	365,140	—	365,140	—
Total	$1,928,878	$1,073,803	$7,743,084	$2,127,340

Compensation and Related Expenses

●	During the three months ended July 31, 2022 and 2021, compensation and related expenses amounted to $273,348 and $111,406, respectively, an increase of $161,942, or 145.4%. The increase was primarily attributable to an increase in executive salary in 2022.

●	During the nine months ended July 31, 2022 and 2021, compensation and related expenses amounted to $1,265,025 and $277,228, respectively, an increase of $987,797, or 356.3%. The increase was primarily attributable to an increase of $349,810 stock-based compensation and increase in executive salary in 2022.

Professional and Consulting Expenses:

●	During the three months ended July 31, 2022 and 2021, professional and consulting expenses amounted to $371,451 and $756,886, respectively, a decrease of $385,435, or 50.9%. The decrease was primarily due a decrease stock-based compensation of $450,000, a decrease in accounting fees pf $1,635, and a decrease in investor relations fee of $124,632, offset be an increase in consulting fees of $18,922, an increase in filing fees of $21,266 and an increase in legal fees of $150,644.

●	During the nine months ended July 31, 2022 and 2021, professional and consulting expenses amounted to $3,439,253 and $1,279,609, respectively, an increase of $2,159,644, or 168.8%. The increase was primarily due an increase in stock-based compensation of $1,643,591 related to commons stock issued for lock up and leak out agreements and common stock issued for services and prepaid services, an increase in consulting fees of $121,284, an increase in accounting fees of $128,380, an increase in legal fees of $265,760, and an increase of filing fees of $35,803, offset by a decrease in investor relations fee of $35,174.

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

THE COMPANY’S MOST RECENT FINANCIAL STATEMENTS AND INFORMATION AS REPORTED WITHIN THIS FORM 10-Q FILING ARE NOT COMPLETE AND HAVE NOT BEEN REVIEWED. THE COMPANY IS CURRENTLY UNDERGOING ITS AUDIT FOR THE 12 MONTH PERIOD ENDED OCTOBER 31, 2022, AND BELIEVES IT WILL BE COMPLETED IN THE COMING WEEKS AND REFILED WITH AN AMENDMENT TO THE PRIOR FORM 10-K FILING, AT WHICH POINT IT WILL WORK TO COMPLETE THIS 10Q FILING. THE INFORMATION CONTAINED HEREIN IS FOR INFORMATION ONLY AND SHOULD NOT BE RELIED UPON FOR INVESTMENT OR ANY OTHER PURPOSE.

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

HOME BISTRO, INC.

Date: May 17, 2023	By:	/s/ Zalmi Duchman
Zalmi Duchman
Chief Executive Officer (Principal Executive Officer)